Form 10-Q
period 2018-06-30
DTE ENERGY CO; DTE Electric Co
filed 2018-07-25
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes ☐ No ☒	DTE Electric	Yes ☐ No ☒
Number of shares of Common Stock outstanding at June 30, 2018:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	181,772,574

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

ANPR	Advanced Notice of Proposed Rulemaking

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

CON	Certificate of Necessity

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 Equity Units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact. The proceeds are required to be used for eligible green expenditures.

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy own a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

DEFINITIONS

NRC	U.S. Nuclear Regulatory Commission

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

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K.

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,514	$1,423	$3,254	$3,141
Non-utility operations	1,645	1,432	3,658	2,950
	3,159	2,855	6,912	6,091

Operating Expenses
Fuel, purchased power, and gas — utility	434	396	987	925
Fuel, purchased power, and gas — non-utility	1,443	1,248	3,216	2,428
Operation and maintenance	583	542	1,117	1,126
Depreciation and amortization	272	249	553	498
Taxes other than income	97	97	208	206
Asset (gains) losses and impairments, net	1	3	(2)	3
	2,830	2,535	6,079	5,186
Operating Income	329	320	833	905

Other (Income) and Deductions
Interest expense	135	133	270	258
Interest income	(3)	(2)	(6)	(5)
Non-operating retirement benefits, net	9	17	18	33
Other income	(82)	(66)	(163)	(130)
Other expenses	15	6	40	13
	74	88	159	169
Income Before Income Taxes	255	232	674	736

Income Tax Expense	19	57	87	167

Net Income	236	175	587	569

Less: Net Income (Loss) Attributable to Noncontrolling Interests	2	(2)	(8)	(8)

Net Income Attributable to DTE Energy Company	$234	$177	$595	$577

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.29	$0.99	$3.29	$3.21

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.29	$0.99	$3.29	$3.21

Weighted Average Common Shares Outstanding
Basic	181	179	180	179
Diluted	181	179	180	179
Dividends Declared per Common Share	$1.77	$1.65	$2.65	$2.48
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Income	$236	$175	$587	$569

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1, $2, $2, and $4, respectively	3	3	5	7
Net unrealized gains on investments during the period, net of taxes of $—, respectively	—	1	—	1
Foreign currency translation	(1)	—	(1)	—
Other comprehensive income	2	4	4	8

Comprehensive income	238	179	591	577
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(2)	(8)	(8)
Comprehensive Income Attributable to DTE Energy Company	$236	$181	$599	$585

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$63	$66
Restricted cash	23	23
Accounts receivable (less allowance for doubtful accounts of $70 and $49, respectively)
Customer	1,690	1,758
Other	147	98
Inventories
Fuel and gas	313	399
Materials and supplies	362	380
Derivative assets	78	103
Regulatory assets	57	55
Other	162	199
	2,895	3,081
Investments
Nuclear decommissioning trust funds	1,484	1,492
Investments in equity method investees	1,326	1,073
Other	231	232
	3,041	2,797
Property
Property, plant, and equipment	32,122	31,424
Accumulated depreciation and amortization	(10,883)	(10,703)
	21,239	20,721
Other Assets
Goodwill	2,293	2,293
Regulatory assets	3,729	3,723
Intangible assets	862	867
Notes receivable	69	73
Derivative assets	45	51
Prepaid postretirement costs	9	—
Other	148	161
	7,155	7,168
Total Assets	$34,330	$33,767

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,059	$1,171
Accrued interest	113	111
Dividends payable	321	158
Short-term borrowings	474	621
Current portion long-term debt, including capital leases	5	109
Derivative liabilities	43	99
Gas inventory equalization	37	—
Regulatory liabilities	39	18
Other	408	525
	2,499	2,812
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,560	11,039
Junior subordinated debentures	1,145	1,145
Capital lease obligations	—	1
	12,705	12,185
Other Liabilities
Deferred income taxes	1,936	1,888
Regulatory liabilities	3,038	2,875
Asset retirement obligations	2,394	2,320
Unamortized investment tax credit	142	122
Derivative liabilities	64	47
Accrued pension liability	727	924
Accrued postretirement liability	—	61
Nuclear decommissioning	219	220
Other	288	323
	8,808	8,780
Commitments and Contingencies (Notes 5 and 11)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 181,772,574 and 179,386,967 shares issued and outstanding, respectively	4,205	3,989
Retained earnings	5,760	5,643
Accumulated other comprehensive loss	(121)	(120)
Total DTE Energy Company Equity	9,844	9,512
Noncontrolling interests	474	478
Total Equity	10,318	9,990
Total Liabilities and Equity	$34,330	$33,767

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In millions)
Operating Activities
Net Income	$587	$569
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	553	498
Nuclear fuel amortization	25	24
Allowance for equity funds used during construction	(13)	(12)
Deferred income taxes	80	164
Equity earnings of equity method investees	(53)	(51)
Dividends from equity method investees	34	37
Asset (gains) losses and impairments, net	—	3
Changes in assets and liabilities:
Accounts receivable, net	20	49
Inventories	104	32
Prepaid postretirement benefit costs	(9)	—
Accounts payable	(34)	23
Gas inventory equalization	37	35
Accrued pension liability	(197)	(133)
Accrued postretirement liability	(61)	—
Derivative assets and liabilities	(8)	(123)
Regulatory assets and liabilities	230	216
Other current and noncurrent assets and liabilities	138	(148)
Net cash from operating activities	1,433	1,183
Investing Activities
Plant and equipment expenditures — utility	(1,027)	(968)
Plant and equipment expenditures — non-utility	(130)	(68)
Proceeds from sale of nuclear decommissioning trust fund assets	616	705
Investment in nuclear decommissioning trust funds	(613)	(688)
Distributions from equity method investees	5	7
Contributions to equity method investees	(233)	(175)
Other	2	(61)
Net cash used for investing activities	(1,380)	(1,248)
Financing Activities
Issuance of long-term debt, net of issuance costs	520	495
Redemption of long-term debt	(102)	(6)
Short-term borrowings, net	(147)	(79)
Issuance of common stock	6	—
Repurchase of common stock	—	(51)
Dividends on common stock	(309)	(296)
REF contributions from noncontrolling interests	22	21
Distributions to noncontrolling interests	(17)	(20)
Other	(29)	(28)
Net cash from (used for) financing activities	(56)	36
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3)	(29)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	89	113
Cash, Cash Equivalents, and Restricted Cash at End of Period	$86	$84

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$216	$218
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	595	—	(8)	587
Dividends declared on common stock	—	—	(481)	—	—	(481)
Issuance of common stock	160	16	—	—	—	16
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Benefit obligations, net of tax	—	—	—	5	—	5
Foreign currency translation	—	—	—	(1)	—	(1)
Stock-based compensation, net contributions from noncontrolling interests, and other	475	25	(2)	—	4	27
Balance, June 30, 2018	181,773	$4,205	$5,760	$(121)	$474	$10,318

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,276	$1,218	$2,481	$2,393

Operating Expenses
Fuel and purchased power — utility	386	355	725	669
Operation and maintenance	345	336	665	719
Depreciation and amortization	202	180	414	361
Taxes other than income	74	75	155	155
	1,007	946	1,959	1,904
Operating Income	269	272	522	489

Other (Income) and Deductions
Interest expense	69	72	137	138
Other income	(22)	(17)	(49)	(36)
Other expenses	15	5	40	12
	62	60	128	114
Income Before Income Taxes	207	212	394	375

Income Tax Expense	44	74	91	131

Net Income	$163	$138	$303	$244

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Income	$163	$138	$303	$244
Other comprehensive income	—	—	—	—
Comprehensive Income	$163	$138	$303	$244

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$8	$15
Accounts receivable (less allowance for doubtful accounts of $38 and $31, respectively)
Customer	849	791
Affiliates	14	20
Other	71	37
Inventories
Fuel	165	190
Materials and supplies	276	275
Regulatory assets	56	50
Other	70	68
	1,509	1,446
Investments
Nuclear decommissioning trust funds	1,484	1,492
Other	35	36
	1,519	1,528
Property
Property, plant, and equipment	23,410	22,972
Accumulated depreciation and amortization	(8,101)	(7,984)
	15,309	14,988
Other Assets
Regulatory assets	3,035	3,005
Intangible assets	31	25
Prepaid postretirement costs — affiliates	113	113
Other	115	123
	3,294	3,266
Total Assets	$21,631	$21,228

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$54	$52
Other	339	416
Accrued interest	74	72
Accrued vacation	45	41
Current portion long-term debt, including capital leases	2	5
Regulatory liabilities	26	17
Short-term borrowings
Affiliates	75	116
Other	130	238
Other	75	104
	820	1,061
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,537	6,017
Capital lease obligations	—	1
	6,537	6,018
Other Liabilities
Deferred income taxes	2,146	2,088
Regulatory liabilities	2,266	2,137
Asset retirement obligations	2,196	2,125
Unamortized investment tax credit	140	120
Nuclear decommissioning	219	220
Accrued pension liability — affiliates	629	811
Accrued postretirement liability — affiliates	264	311
Other	76	72
	7,936	7,884
Commitments and Contingencies (Notes 5 and 11)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,306	4,306
Retained earnings	2,032	1,956
Accumulated other comprehensive income	—	3
Total Shareholder’s Equity	6,338	6,265
Total Liabilities and Shareholder’s Equity	$21,631	$21,228

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In millions)
Operating Activities
Net Income	$303	$244
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	414	361
Nuclear fuel amortization	25	24
Allowance for equity funds used during construction	(9)	(10)
Deferred income taxes	91	130
Changes in assets and liabilities:
Accounts receivable, net	(86)	(36)
Inventories	24	23
Accounts payable	(2)	(4)
Accrued pension liability — affiliates	(182)	(122)
Accrued postretirement liability — affiliates	(47)	2
Regulatory assets and liabilities	158	193
Other current and noncurrent assets and liabilities	(4)	(91)
Net cash from operating activities	685	714
Investing Activities
Plant and equipment expenditures	(825)	(737)
Proceeds from sale of nuclear decommissioning trust fund assets	616	705
Investment in nuclear decommissioning trust funds	(613)	(688)
Other	(4)	—
Net cash used for investing activities	(826)	(720)
Financing Activities
Issuance of long-term debt, net of issuance costs	520	—
Short-term borrowings, net — affiliate	(41)	(39)
Short-term borrowings, net — other	(108)	264
Dividends on common stock	(230)	(216)
Other	(7)	(7)
Net cash from financing activities	134	2
Net Decrease in Cash and Cash Equivalents	(7)	(4)
Cash and Cash Equivalents at Beginning of Period	15	13
Cash and Cash Equivalents at End of Period	$8	$9

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$117	$133

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	303	—	303
Dividends declared on common stock	—	—	—	(230)	—	(230)
Balance, June 30, 2018	138,632	$1,386	$2,920	$2,032	$—	$6,338

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
The Dividends Declared per Common Share for the three and six months ended June 30, 2017 on DTE Energy’s Consolidated Statements of Operations were revised to reflect two dividend declarations in the second quarter of 2017, or $1.65 and $2.48 per share, for the three and six month periods, respectively.  The financial statements previously reflected one dividend declaration of $0.83 and $1.65 per share for the three and six-months period ended June 30, 2017, respectively.  This revision was not material to DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2018, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2018, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2018 and December 31, 2017. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	June 30, 2018			December 31, 2017
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$28	$16	$44	$23	$14	$37
Restricted cash	—	8	8	—	8	8
Accounts receivable	10	32	42	11	42	53
Inventories	3	67	70	3	114	117
Property, plant, and equipment, net	389	68	457	400	75	475
Goodwill	25	—	25	25	—	25
Intangible assets	564	—	564	572	—	572
Other current and long-term assets	2	1	3	4	—	4
	$1,021	$192	$1,213	$1,038	$253	$1,291

LIABILITIES
Accounts payable and accrued current liabilities	$5	$32	$37	$26	$47	$73
Current portion long-term debt, including capital leases	—	3	3	—	4	4
Mortgage bonds, notes, and other	—	—	—	—	1	1
Other current and long-term liabilities	7	15	22	1	16	17
	$12	$50	$62	$27	$68	$95
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Investments in equity method investees	$1,028	$811
Notes receivable	$18	$17
Future funding commitments	$416	$598

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Equity earnings of equity method investees	$32	$25	$53	$51
Income from REF entities	25	22	48	40
Contract services	12	4	32	8
Allowance for equity funds used during construction	6	5	13	12
Gains from equity securities	1	5	1	13
Other	6	5	16	6
	$82	$66	$163	$130
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Contract services	$13	$5	$33	$9
Allowance for equity funds used during construction	4	4	9	10
Gains from equity securities allocated from DTE Energy	1	5	1	13
Other	4	3	6	4
	$22	$17	$49	$36
Changes in Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2018 and 2017, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The 2018 estimated annual effective tax rates for DTE Energy and DTE Electric are 12% and 22%, respectively. These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The interim effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
DTE Energy	7%	25%	13%	23%
DTE Electric	21%	35%	23%	35%
The 18% decrease and the 10% decrease in DTE Energy's effective tax rate for the three and six months ended June 30, 2018 and 2017, respectively, was primarily due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018. The decrease in the effective tax rate for the three months ended June 30, 2018 was also impacted by an increase in annual production tax credits of 4%. The decrease in the effective tax rate for the six months ended June 30, 2018 was partially offset by true-up adjustments to the remeasurement of deferred taxes in 2018 of $21 million, which increased the effective tax rate by 3%, and the reduction of excess tax benefits on stock-based compensation of $11 million, which increased the effective tax rate by 1%. For further discussion regarding the true-up adjustments, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
The 14% decrease and the 12% decrease in DTE Electric's effective tax rate for the three and six months ended June 30, 2018 and 2017, respectively, was primarily due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018. The decrease in the effective tax rate for the six months ended June 30, 2018 was partially offset by true-up adjustments to the remeasurement of deferred taxes in 2018 of $8 million, which increased the effective tax rate by 2%.
DTE Energy's total amount of unrecognized tax benefits as of June 30, 2018 was $8 million, which if recognized, would favorably impact its effective tax rate. DTE Electric's total amount of unrecognized tax benefits as of June 30, 2018 was $10 million, which if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $12 million at June 30, 2018 and December 31, 2017.
Unrecognized Compensation Costs
As of June 30, 2018, DTE Energy had $98 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.52 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $8 million and $10 million for the three months ended June 30, 2018 and 2017, respectively, while such allocation was $17 million and $18 million for the six months ended June 30, 2018 and 2017, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following is a table that provides a reconciliation of DTE Energy's Cash and cash equivalents as well as Restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30,	December 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$63	$66
Restricted cash	23	23
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$86	$89

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also required expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is to be applied retrospectively. The Registrants adopted the standard effective January 1, 2018, using the modified retrospective approach. Under the modified retrospective approach, the information for periods prior to the adoption date has not been restated and continues to be reported under the accounting standards in effect for those periods. As permitted under the standard, the Registrants have elected to apply the guidance only to those contracts that were not completed at January 1, 2018, and have elected not to restate the impacts of any contract modifications made prior to the earliest period presented.
The adoption of the ASU did not have a significant impact on the Registrants' financial position or results of operations, but required additional disclosures for revenue. See Note 4 to the Consolidated Financial Statements, "Revenue."
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update required that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Registrants adopted the standard effective January 1, 2018. The standard has been applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As permitted by the standard, the Registrants have used benefit cost amounts disclosed for prior periods as the basis for retrospective application in the income statement. As a result of regulatory mechanisms, the impact to the Consolidated Financial Statements was not material for the three and six months ended June 30, 2018.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 directs taxpayers to consider the implications of the TCJA as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 10 to the Consolidated Financial Statements, "Income Taxes," within the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K and in accordance with SAB 118, the Registrants recorded amounts that were considered provisional. During the six months ended June 30, 2018, DTE Energy and DTE Electric recorded true-up adjustments to the remeasurement of deferred taxes of $21 million and $8 million, respectively. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $16 million was attributable to the regulated utilities and offset to Regulatory liabilities. The true-up adjustments were a result of further analysis for items subject to further consideration at December 31, 2017, under SAB 118 and primarily related to timing differences not recoverable from DTE Electric and DTE Gas customers. The Registrants will continue to analyze the amounts throughout 2018, which may result in additional changes.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. This guidance requires a lessee to account for leases as finance or operating leases, and disclose key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition, depending on the lease classification. The Registrants will adopt the standard on January 1, 2019. As originally issued, the standard requires a modified retrospective approach for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Registrants expect to elect the package of practical expedients allowing entities to not reassess whether an agreement is a lease, to carryforward the existing lease classification, and to not reassess initial direct costs associated with existing leases. The Registrants also plan to elect the practical expedient allowing entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases.
A third-party software tool is being implemented that will assist with the initial adoption and ongoing compliance of the standard. The Registrants are compiling lease contracts and abstracting the required data, as well as evaluating new business processes, internal controls, and accounting policies. In addition, the Registrants are monitoring utility industry implementation issues for purchase power agreements, pipeline laterals, and other industry specific arrangements. While the Registrants expect an increase in assets and liabilities, as well as additional disclosures, they are still assessing the impact of this ASU on their Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — REVENUE
Significant Accounting Policy
Upon the adoption of Topic 606, revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered or the service is provided to the customer. For the three and six months ended June 30, 2018, recognition of revenue for the Registrants subsequent to the adoption of Topic 606 is substantially similar in amount and approach to that prior to adoption.
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
For discussion of derivative contracts, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(In millions)
Electric(a)
Residential	$584	$1,170
Commercial	446	875
Industrial	178	354
Other(b)	68	82
Total Electric operating revenues(c)	$1,276	$2,481

Gas
Gas sales	$180	$637
End User Transportation	49	134
Intermediate Transportation	11	29
Other(d)	15	5
Total Gas operating revenues(e)	$255	$805

Other segment operating revenues(f)
Gas Storage and Pipelines	$122	$241
Power and Industrial Projects	$538	$1,105
Energy Trading	$1,164	$2,662
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes decreases of $38 million and $77 million to revenues related to TCJA rate reduction reserves for the three and six months ended June 30, 2018, respectively.

(c)	Includes $4 million and $9 million of other revenues which are outside the scope of Topic 606 for the three and six months ended June 30, 2018, respectively.

(d)	Includes an increase of $5 million and a decrease of $27 million to revenues related to TCJA rate reduction reserves for the three and six months ended June 30, 2018, respectively.

(e)
Includes a reduction of $1 million and $4 million under Alternative Revenue Programs for the three and six months ended June 30, 2018, respectively, and $2 million and $4 million of other revenues, which are both outside the scope of Topic 606 for the three and six months ended June 30, 2018, respectively.

(f)
Includes revenues outside the scope of Topic 606 primarily related to $399 million and $844 million of contracts accounted for as leases at the Power and Industrial Projects segment for the three and six months ended June 30, 2018, respectively, and $937 million and $2.1 billion related to derivatives at the Energy Trading segment for the three and six months ended June 30, 2018, respectively.

Nature of Goods and Services
The following is a description of principal activities, separated by reportable segments, from which DTE Energy generates revenue. For more detailed information about reportable segments, see Note 13 to the Consolidated Financial Statements, “Segment and Related Information.”
The Registrants have contracts with customers which may contain more than one performance obligation. When more than one performance obligation exists in a contract, the consideration under the contract is allocated to the performance obligations based on the relative standalone selling price. DTE Energy generally determines standalone selling prices based on the prices charged to customers or the use of the adjusted market assessment approach. The adjusted market assessment approach involves the evaluation of the market in which DTE Energy sells goods or services and estimating the price that a customer in that market would be willing to pay.
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
Gas
Gas consists principally of DTE Gas. Gas revenues are primarily comprised of the supply and delivery of natural gas, and other services including storage, transportation, and appliance maintenance. Revenues are primarily associated with cancelable contracts with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined using both estimated meter volumes and estimated usage based upon the number of unbilled days and historical temperatures. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class and service type are known. Revenues are typically subject to tariff rates or other rates subject to regulatory oversight and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
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
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2018	$56
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	29
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(18)
Ending Balance, June 30, 2018	$67
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2018	$27
2019	14
2020	2
2021	4
2022	7
2023 and thereafter	13
$67

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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2018	$102	$5
2019	251	8
2020	178	—
2021	135	—
2022	106	—
2023 and thereafter	351	—
Total	$1,123	$13
Other Matters
DTE Energy has recognized charges of $31 million and $56 million related to expense recognized for estimated uncollectible accounts receivable for the three and six months ended June 30, 2018, respectively. DTE Electric has recognized charges of $17 million and $31 million related to expense recognized for estimated uncollectible accounts receivable for the three and six months ended June 30, 2018, respectively.

NOTE 5 — REGULATORY MATTERS
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. On June 28, 2018, the MPSC issued an order on a rehearing granting in part and denying in part, petitions for rehearings of DTE Electric and other intervenors. As a result, the approved addition to base rates increased from $65.2 million to $74.4 million. DTE Electric has recorded a refund liability of $25 million, representing the total estimated refund due to customers, inclusive of interest, at June 30, 2018. In August 2018, DTE Electric will file to refund its customers based on their pro rata share of the revenue collected through the self-implementation surcharge in effect from November 1, 2017 to May 1, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

2018 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Main Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requests an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. Finally, as noted in the 2017 Tax Reform section below, DTE Electric addressed Calculation C in this filing. A final MPSC order in this case is expected by May 2019.
Certificate of Necessity
On July 31, 2017, DTE Electric filed a request for authority to build a 1,100 megawatt natural gas fueled combined cycle generation facility at DTE Electric's Belle River Power Plant. DTE Electric requested the MPSC to issue three CONs for the following: (1) power supplied by the proposed project is needed, (2) the size, fuel type, and other design characteristics of the proposed project represent the most reasonable and prudent means of meeting the power need, and (3) the estimated capital costs of $989 million for the proposed project will be recoverable in rates from DTE Electric's customers. The MPSC issued an order on April 27, 2018 approving DTE Electric's request for the three CONs with recoverable amounts through rates up to $951.8 million.
2017 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates is primarily due to an increase in net plant. The rate filing also requests an increase in return on equity from 10.1% to 10.5% and includes projected changes in sales, operations and maintenance expenses, and working capital. On May 24, 2018, DTE Gas reduced its initial requested increase in base rates to $38.1 million, primarily due to the effects of the TCJA on the original request. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Gas suggested regulatory accounting treatment, consistent with the methodology approved by the MPSC in the 2017 DTE Electric Rate Case order. As such, beginning January 1, 2018, pension and postretirement cost components previously included as capital overhead are being deferred. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." A final MPSC order in this case is expected by September 2018.
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
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Gas submitted its Credit A filing on March 28, 2018, reflecting a reduction in revenues of $38.2 million. The MPSC approved the $38.2 million reduction on May 30, 2018, to be effective July 1, 2018. DTE Electric filed its Credit A application on May 18, 2018, reflecting a reduction in revenues of $157 million. On July 24, 2018, the MPSC issued an order approving a settlement in DTE Electric's Credit A filing reflecting a reduction in revenues of $157 million. Rates reflecting this reduction will be effective August 1, 2018. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 through the date Credit A is established. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Electric and DTE Gas have been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. The third step is to perform Calculation C, through contested cases. Calculation C will address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas is required to file Calculation C no later than October 1, 2018. DTE Electric addressed Calculation C in its general rate case filed July 6, 2018.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$234	$177	$595	$577
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — basic	$234	$177	$594	$576

Average number of common shares outstanding — basic	181	179	180	179
Basic Earnings per Common Share	$1.29	$0.99	$3.29	$3.21

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$234	$177	$595	$577
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — diluted	$234	$177	$594	$576

Average number of common shares outstanding — diluted	181	179	180	179
Diluted Earnings per Common Share(a)	$1.29	$0.99	$3.29	$3.21
_______________________________________

(a)
The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6.6 million and 6.3 million for the three months ended June 30, 2018 and 2017, respectively, and 6.6 million for the six months ended June 30, 2018 and 2017, as the dilutive stock price threshold was not met.

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2018 and December 31, 2017. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2018						December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$16	$3	$—	$—	$—	$19	$16	$3	$—	$—	$—	$19
Nuclear decommissioning trusts
Equity securities	938	—	—	—	—	938	978	—	—	—	—	978
Fixed income securities	6	521	—	—	—	527	18	477	—	—	—	495
Private equity securities	—	—	—	10	—	10	—	—	—	5	—	5
Cash equivalents	9	—	—	—	—	9	14	—	—	—	—	14
Other investments(d)
Equity securities	120	—	—	—	—	120	118	—	—	—	—	118
Fixed income securities	69	—	—	—	—	69	72	—	—	—	—	72
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts
Natural gas	51	80	59	—	(119)	71	148	112	97	—	(256)	101
Electricity	—	159	22	—	(146)	35	—	243	42	—	(241)	44
Other	—	—	15	—	—	15	—	—	9	—	—	9
Foreign currency exchange contracts	—	2	—	—	—	2	—	1	—	—	(1)	—
Total derivative assets	51	241	96	—	(265)	123	148	356	148	—	(498)	154
Total	$1,213	$765	$96	$10	$(265)	$1,819	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(53)	$(55)	$(84)	$—	$119	$(73)	$(141)	$(111)	$(126)	$—	$263	$(115)
Electricity	(1)	(144)	(35)	—	146	(34)	—	(245)	(30)	—	246	(29)
Other	—	—	—	—	—	—	—	—	(1)	—	1	—
Foreign currency exchange contracts	—	—	—	—	—	—	—	(3)	—	—	1	(2)
Total derivative liabilities	(54)	(199)	(119)	—	265	(107)	(141)	(359)	(157)	—	511	(146)
Total	$(54)	$(199)	$(119)	$—	$265	$(107)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,159	$566	$(23)	$10	$—	$1,712	$1,227	$477	$(9)	$5	$13	$1,713
Assets
Current	$67	$181	$62	$—	$(213)	$97	$157	$298	$104	$—	$(437)	$122
Noncurrent	1,146	584	34	10	(52)	1,722	1,211	538	44	5	(61)	1,737
Total Assets	$1,213	$765	$96	$10	$(265)	$1,819	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Current	$(47)	$(158)	$(51)	$—	$213	$(43)	$(137)	$(313)	$(108)	$—	$459	$(99)
Noncurrent	(7)	(41)	(68)	—	52	(64)	(4)	(46)	(49)	—	52	(47)
Total Liabilities	$(54)	$(199)	$(119)	$—	$265	$(107)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,159	$566	$(23)	$10	$—	$1,712	$1,227	$477	$(9)	$5	$13	$1,713
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At June 30, 2018, equity securities of $19 million consisted of $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2017, equity securities of $19 million consisted of $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$8	$3	$—	$—	$11	$8	$3	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	938	—	—	—	938	978	—	—	—	978
Fixed income securities	6	521	—	—	527	18	477	—	—	495
Private equity securities	—	—		10	10	—	—	—	5	5
Cash equivalents	9	—	—	—	9	14	—	—	—	14
Other investments
Equity securities	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	15	—	15	—	—	9	—	9
Total	$972	$524	$15	$10	$1,521	$1,029	$480	$9	$5	$1,523

Assets
Current	$8	$3	$15	$—	$26	$8	$3	$9	$—	$20
Noncurrent	964	521	—	10	1,495	1,021	477	—	5	1,503
Total Assets	$972	$524	$15	$10	$1,521	$1,029	$480	$9	$5	$1,523
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At June 30, 2018, equity securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2017, equity securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(10)	$(13)	$4	$(19)	$(15)	$(6)	$(2)	$(23)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	(28)	18	1	(9)	(6)	21	—	15
Recorded in Regulatory liabilities	—	—	15	15	—	—	11	11
Purchases, issuances, and settlements
Settlements	13	(18)	(5)	(10)	4	(9)	(4)	(9)
Net Assets (Liabilities) as of June 30	$(25)	$(13)	$15	$(23)	$(17)	$6	$5	$(6)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2018 and 2017 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(20)	$4	$(2)	$(18)	$(20)	$20	$—	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(29)	$12	$8	$(9)	$(96)	$9	$(1)	$(88)
Transfers into Level 3 from Level 2	—	—	—	$—	—	—	—	—
Transfers from Level 3 into Level 2	(3)	—	—	(3)	—	—	—	—
Total gains (losses)
Included in earnings	(98)	4	1	(93)	46	11	1	58
Recorded in Regulatory liabilities	—	—	15	15	—	—	13	13
Purchases, issuances, and settlements
Settlements	105	(29)	(9)	67	33	(14)	(8)	11
Net Assets (Liabilities) as of June 30	$(25)	$(13)	$15	$(23)	$(17)	$6	$5	$(6)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2018 and 2017 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(78)	$(6)	$(2)	$(86)	$16	$17	$(1)	$32
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Assets as of beginning of period	$5	$1	$9	$2
Change in fair value recorded in Regulatory liabilities	15	11	15	13
Purchases, issuances, and settlements
Settlements	(5)	(4)	(9)	(7)
Net Assets as of June 30	$15	$8	$15	$8
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at June 30, 2018 and 2017 and reflected in DTE Electric's Consolidated Statements of Financial Position	$15	$8	$15	$8
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and six months ended June 30, 2018 and 2017, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$59	$(84)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.28)	—	$4.30	/MMBtu	$(0.13	)/MMBtu
Electricity	$22	$(35)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$7	/MWh	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$97	$(126)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$9.75	/MMBtu	$(0.03	)/MMBtu
Electricity	$42	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(5)	—	$15	/MWh	$2	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding capital leases	$37	$—	$—	$37	$38	$—	$—	$38
Dividends payable	$321	$321	$—	$—	$158	$158	$—	$—
Short-term borrowings	$474	$—	$474	$—	$621	$—	$621	$—
Notes payable — Other(b), excluding capital leases	$11	$—	$—	$11	$12	$—	$—	$12
Long-term debt(c)	$12,708	$1,889	$10,092	$1,122	$12,288	$1,939	$10,571	$764
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Short-term borrowings — affiliates	$75	$—	$—	$75	$116	$—	$—	$116
Short-term borrowings — other	$130	$—	$130	$—	$238	$—	$238	$—
Notes payable — Other(b), excluding capital leases	$2	$—	$—	$2	$2	$—	$—	$2
Long-term debt(c)	$6,537	$—	$6,305	$495	$6,017	$—	$6,441	$171
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2018	December 31, 2017
	(In millions)
Fermi 2	$1,467	$1,475
Fermi 1	3	3
Low-level radioactive waste	14	14
	$1,484	$1,492
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Realized gains	$19	$26	$42	$49
Realized losses	$(6)	$(8)	$(15)	$(16)
Proceeds from sale of securities	$280	$311	$616	$705
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2018			December 31, 2017
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$938	$300	$(43)	$978	$320	$(32)
Fixed income securities	527	7	(8)	495	13	(3)
Private equity securities	10	—	—	5	—	—
Cash equivalents	9	—	—	14	—	—
	$1,484	$307	$(51)	$1,492	$333	$(35)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2018
(In millions)
Due within one year	$24
Due after one through five years	103
Due after five through ten years	113
Due after ten years	287
$527

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Securities
At June 30, 2018 and December 31, 2017, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. For the three months ended June 30, 2018 and 2017, gains related to equity securities were $1 million and $5 million, respectively, for the Registrants. For the six months ended June 30, 2018 and 2017, losses related to equity securities were $1 million and gains related to equity securities were $13 million, respectively, for the Registrants. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2018 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$190	$(192)	$357	$(378)
Electricity	181	(180)	285	(275)
Other	15	—	9	(1)
Foreign currency exchange contracts	2	—	1	(3)
Total derivatives not designated as hedging instruments	$388	$(372)	$652	$(657)

Current	$291	$(256)	$540	$(558)
Noncurrent	97	(116)	112	(99)
Total derivatives	$388	$(372)	$652	$(657)
The following table presents the fair value of derivative instruments for DTE Electric:

	June 30, 2018	December 31, 2017
	(In millions)
FTRs — Other current assets	$15	$9
Total derivatives not designated as hedging instruments	$15	$9
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $1 million and $4 million outstanding at June 30, 2018 and December 31, 2017, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $6 million and $4 million at June 30, 2018 and December 31, 2017, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $19 million and $28 million as of June 30, 2018 and December 31, 2017, respectively. DTE Energy had no cash collateral related to unrealized positions to net against Derivative assets and liabilities as of June 30, 2018. DTE Energy had $9 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $22 million as of December 31, 2017. DTE Energy recorded cash collateral paid of $24 million and cash collateral received of $5 million not related to unrealized derivative positions as of June 30, 2018. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2017. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$190	$(119)	$71	$357	$(256)	$101
Electricity	181	(146)	35	285	(241)	44
Other	15	—	15	9	—	9
Foreign currency exchange contracts	2	—	2	1	(1)	—
Total derivative assets	$388	$(265)	$123	$652	$(498)	$154

Derivative liabilities
Commodity contracts
Natural gas	$(192)	$119	$(73)	$(378)	$263	$(115)
Electricity	(180)	146	(34)	(275)	246	(29)
Other	—	—	—	(1)	1	—
Foreign currency exchange contracts	—	—	—	(3)	1	(2)
Total derivative liabilities	$(372)	$265	$(107)	$(657)	$511	$(146)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2018				December 31, 2017
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$291	$97	$(256)	$(116)	$540	$112	$(558)	$(99)
Counterparty netting	(213)	(52)	213	52	(437)	(52)	437	52
Collateral adjustment	—	—	—	—	—	(9)	22	—
Total derivatives as reported	$78	$45	$(43)	$(64)	$103	$51	$(99)	$(47)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2018	2017	2018	2017
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(48)	$20	$(158)	$77
Natural gas	Fuel, purchased power, and gas — non-utility	16	(15)	68	46
Electricity	Operating Revenues — Non-utility operations	28	13	11	6
Other	Operating Revenues — Non-utility operations	2	(1)	1	(1)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	2	(1)	4	(1)
Total		$—	$16	$(74)	$127
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2018:

Commodity	Number of Units
Natural gas (MMBtu)	1,908,431,324
Electricity (MWh)	39,463,885
Foreign currency exchange (Canadian dollars)	101,077,223
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $508 million.
As of June 30, 2018, DTE Energy had $283 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $247 million. The net remaining amount of $36 million is derived from the $508 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2018, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	May	Mortgage Bonds(a)	4.05%	2048	$525
					$525
_______________________________________

(a)
Bonds were issued as Green Bonds and the proceeds will be used to finance expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.

Debt Redemptions
In 2018, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Gas	April	Senior Notes	6.04%	2018	$100
DTE Energy	Various	Other Long-Term Debt	Various	2018	2
					$102
In June 2018, DTE Gas agreed to issue $195 million of 3.81% First Mortgage Bonds due 2028 and $125 million of 4.14% First Mortgage Bonds due 2048 to a group of institutional investors in a private placement transaction. These bonds are expected to close and fund in August 2018. Proceeds will be used for the repayment of short-term borrowings and for general corporate purposes.

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2018, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.54 to 1, 0.51 to 1, and 0.45 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at June 30, 2018 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at June 30, 2018
Commercial paper issuances	177	130	167	474
Letters of credit	147	—	—	147
	324	130	167	621
Net availability at June 30, 2018	$1,096	$270	$133	$1,499
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At June 30, 2018, the capacity under this facility was $125 million. The amount outstanding under this agreement was $30 million and $56 million at June 30, 2018 and December 31, 2017, respectively, and was fully offset by the posted collateral.

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. On April 30, 2018, the EPA finalized the State of Michigan's recommended non-attainment designation for southeast Michigan. The State is required to develop and implement a plan to address the southeast Michigan ozone non-attainment area by 2021. DTE Electric cannot predict the financial impact of the State's plan to address the ozone non-attainment area at this time.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge again granted DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed pending resolution of the appeal by the Court of Appeals for the Sixth Circuit. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On May 8, 2017, DTE Energy and DTE Electric filed a motion to stay the mandate pending filing of a petition for writ of certiorari with the U.S. Supreme Court. The Sixth Circuit granted the motion on May 16, 2017, staying the claims in the U.S. District Court until the U.S. Supreme Court disposes of the case. DTE Electric and DTE Energy filed a petition for writ of certiorari on July 31, 2017. On December 11, 2017, the U.S. Supreme Court denied certiorari. As a result of the Supreme Court electing not to review the matter, the case was sent back to the U.S. District Court for further proceedings and on June 14, 2018 the case was stayed for 180 days pending settlement negotiations. The proceedings at the District Court are currently stayed while the parties discuss potential resolution of the matter.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2018 and December 31, 2017, DTE Electric had $5 million and $6 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2018 and December 31, 2017, DTE Gas had $37 million and $41 million accrued for remediation, respectively.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.

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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2018 was approximately $400 million. Payments under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2018 was $453 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $84 million and $23 million at June 30, 2018, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at June 30, 2018. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2018, DTE Energy had $59 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three Months Ended June 30,	(In millions)
Service cost	$25	$23	$7	$6
Interest cost	50	53	17	19
Expected return on plan assets	(83)	(77)	(35)	(32)
Amortization of:
Net actuarial loss	45	43	2	4
Prior service credit	—	—	—	(4)
Net periodic benefit cost (credit)	$37	$42	$(9)	$(7)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Six Months Ended June 30,	(In millions)
Service cost	$50	$47	$14	$13
Interest cost	100	107	34	37
Expected return on plan assets	(165)	(155)	(71)	(65)
Amortization of:
Net actuarial loss	89	86	5	7
Prior service credit	—	—	—	(7)
Net periodic benefit cost (credit)	$74	$85	$(18)	$(15)
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy's subsidiary, DTE Energy Corporate Services, LLC. DTE Electric accounts for its participation in DTE Energy's qualified and nonqualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Financial Statements. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Financial Statements. Plan participants of all plans are solely DTE Energy and affiliate participants.
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $30 million and $34 million for the three months ended June 30, 2018 and 2017, respectively, and $60 million and $69 million for the six months ended June 30, 2018 and 2017, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	2018	2017
Three Months Ended June 30,	(In millions)
Service cost	$5	$5
Interest cost	14	14
Expected return on plan assets	(25)	(22)
Amortization of:
Net actuarial loss	2	2
Prior service credit	—	(3)
Net periodic benefit credit	$(4)	$(4)

	Other Postretirement Benefits
	2018	2017
Six Months Ended June 30,	(In millions)
Service cost	$10	$10
Interest cost	27	28
Expected return on plan assets	(49)	(45)
Amortization of:
Net actuarial loss	4	4
Prior service credit	—	(5)
Net periodic benefit credit	$(8)	$(8)

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Electric	$13	$13	$26	$25
Gas	4	2	6	5
Gas Storage and Pipelines	14	15	22	22
Power and Industrial Projects	162	156	317	324
Energy Trading	5	8	12	19
Corporate and Other	—	—	1	1
	$198	$194	$384	$396
Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations
Electric	$1,276	$1,218	$2,481	$2,393
Gas	255	220	805	777
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	122	113	241	218
Power and Industrial Projects	538	507	1,105	1,055
Energy Trading	1,164	991	2,662	2,043
Corporate and Other	2	—	2	1
Reconciliation and Eliminations	(198)	(194)	(384)	(396)
Total	$3,159	$2,855	$6,912	$6,091

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$163	$138	$303	$244
Gas	14	1	118	108
Gas Storage and Pipelines	60	40	122	85
Power and Industrial Projects	43	30	88	60
Energy Trading	(5)	—	26	96
Corporate and Other	(41)	(32)	(62)	(16)
Net Income Attributable to DTE Energy Company	$234	$177	$595	$577

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

The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$234	$177	$595	$577
Diluted Earnings per Common Share	$1.29	$0.99	$3.29	$3.21
The increase in Net Income in the second quarter was primarily due to higher earnings in the Electric, Gas, Gas Storage and Pipelines, and Power and Industrial Projects segments. The increase in Net Income in the six-month period was primarily due to higher earnings in the Electric, Gas, Gas Storage and Pipelines, and Power and Industrial Projects segments, partially offset by lower earnings in the Energy Trading and Corporate and Other segments. The increase in the six-month period was impacted by true-up adjustments for the remeasurement of deferred taxes of $21 million. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $16 million was attributable to the regulated utilities and offset to Regulatory liabilities. Total Income Tax Expense decreased from the prior year due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018.
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
In May 2017, DTE Energy announced its plan to reduce carbon emissions. This goal will be attained by cutting carbon emissions 30% by the early 2020s, 45% by 2030, 75% by 2040, and more than 80% by 2050. To achieve this reduction, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction, demand response, and highly-efficient natural gas fueled power plants. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. In May 2018, DTE Energy announced its plans to accelerate its clean energy initiatives by targeting at least a 50% clean energy goal by 2030, achieved through a combination of investments in renewable energy and energy efficiency projects. Refer to the "Capital Investments" section below for further discussion.
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

DTE Electric's capital investments over the 2018-2022 period are estimated at $10.4 billion comprised of $4.1 billion for capital replacements and other projects, $4.3 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired four coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining thirteen coal-fired generating units. Seven of these coal-fired generating units will be retired through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy efficiency, demand response, and natural gas fueled generation. DTE Electric constructed and placed in service 50 megawatts of solar generation in 2017. In April 2018, DTE Electric received approval from the MPSC to build a natural gas fueled combined cycle generation facility to provide approximately 1,100 megawatts of energy beginning in 2022. In March 2018, DTE Electric filed its 2018 Renewable Energy Plan with the MPSC proposing approximately 1,000 additional megawatts of energy from new wind and solar projects to be completed by 2022. The MPSC had previously approved 300 of the 1,000 additional megawatts for wind projects in an MPSC order received in September 2016. In January 2018, DTE Electric filed with the MPSC its five-year distribution operations investment and maintenance plan to improve system reliability. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment. For further discussion of regulatory matters, see Note 5 to the Consolidated Financial Statements, "Regulatory Matters."
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$163	$138	$303	$244
Gas	14	1	118	108
Gas Storage and Pipelines	60	40	122	85
Power and Industrial Projects	43	30	88	60
Energy Trading	(5)	—	26	96
Corporate and Other	(41)	(32)	(62)	(16)
Net Income Attributable to DTE Energy Company	$234	$177	$595	$577

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,276	$1,218	$2,481	$2,393
Fuel and purchased power — utility	386	355	725	669
Utility Margin	890	863	1,756	1,724
Operation and maintenance	337	325	649	696
Depreciation and amortization	202	180	414	361
Taxes other than income	74	75	155	155
Operating Income	277	283	538	512
Other (Income) and Deductions	70	71	144	137
Income Tax Expense	44	74	91	131
Net Income Attributable to DTE Energy Company	$163	$138	$303	$244
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. For an explanation of differences between the Electric segment and DTE Electric's Consolidated Statements of Operations, refer to Note 12 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
Utility Margin increased $27 million and $32 million in the three and six months ended June 30, 2018, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$41	$66
Implementation of new rates	17	31
PSCR disallowance in 2017	13	13
Base sales	(9)	(14)
TCJA rate reduction reserve	(38)	(77)
Regulatory mechanisms and other	3	13
Increase in Utility Margin	$27	$32

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands of MWh)
DTE Electric Sales
Residential	3,682	3,436	7,359	6,954
Commercial	4,352	4,324	8,382	8,407
Industrial	2,648	2,458	5,252	4,833
Other	51	61	108	140
	10,733	10,279	21,101	20,334
Interconnection sales(a)	812	1,340	1,894	2,012
Total DTE Electric Sales	11,545	11,619	22,995	22,346

DTE Electric Deliveries
Retail and wholesale	10,733	10,279	21,101	20,334
Electric retail access, including self-generators(b)	1,215	1,194	2,357	2,388
Total DTE Electric Sales and Deliveries	11,948	11,473	23,458	22,722
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $12 million and decreased $47 million in the three and six months ended June 30, 2018, respectively. The increase in the second quarter was primarily due to increased distribution expenses of $4 million and increased uncollectible expense of $4 million. The decrease in the six-month period was primarily due to decreased power plant generation expenses of $23 million, decreased storm restoration expenses of $19 million, and a one-time benefits expense reimbursement of $9 million, partially offset by increased uncollectible expense of $7 million. The decrease in power plant generation expenses includes a decrease of $17 million of costs related to the 2016 fire at a generation facility incurred in 2017 and $8 million in related insurance proceeds received in 2018.
Depreciation and amortization expense increased $22 million and $53 million in the three and six months ended June 30, 2018, respectively. The increase in the second quarter was primarily due to an increase to depreciable base of $11 million and an increase of $13 million associated with the TRM. The increase in the six-month period was primarily due to an increase to depreciable base of $25 million and an increase of $31 million associated with the TRM.
Other (Income) and Deductions decreased $1 million and increased $7 million in the three and six months ended June 30, 2018, respectively. The decrease in the second quarter was primarily due to decreased debt expense of $2 million and decreased non-operating retirement benefits of $3 million, partially offset by lower investment earnings of $4 million. The increase in the six-month period was primarily due to lower investment earnings of $14 million, partially offset by decreased non-operating retirement benefits of $7 million.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability. Looking forward, additional factors may impact earnings, such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change, and effects of energy waste reduction programs.
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. On June 28, 2018, the MPSC issued an order on a rehearing granting in part and denying in part, petitions for rehearings of DTE Electric and other intervenors. As a result, the approved addition to base rates increased from $65.2 million to $74.4 million. DTE Electric has recorded a refund liability of $25 million, representing the total estimated refund due to customers, inclusive of interest, at June 30, 2018. In August 2018, DTE Electric will file to refund its customers based on their pro rata share of the revenue collected through the self-implementation surcharge in effect from November 1, 2017 to May 1, 2018.

DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Main Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requests an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. Finally, as noted below, DTE Electric addressed Calculation C in this filing. A final MPSC order in this case is expected by May 2019.
On January 19, 2018, DTE Electric filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined its recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Electric filed its Credit A application on May 18, 2018, reflecting a reduction in revenues of $157 million. On July 24, 2018, the MPSC issued an order approving a settlement in DTE Electric's Credit A filing reflecting a reduction in revenues of $157 million. Rates reflecting this reduction will be effective August 1, 2018. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 through the date Credit A is established. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Electric has been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. The third step is to perform Calculation C, through contested cases. Calculation C will address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Electric addressed Calculation C in its general rate case filed July 6, 2018.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations	$255	$220	$805	$777
Cost of gas — utility	53	45	273	266
Utility Margin	202	175	532	511
Operation and maintenance	122	112	233	219
Depreciation and amortization	31	30	63	60
Taxes other than income	18	18	39	38
Operating Income	31	15	197	194
Other (Income) and Deductions	13	14	27	27
Income Tax Expense	4	—	52	59
Net Income Attributable to DTE Energy Company	$14	$1	$118	$108
Utility Margin increased $27 million and $21 million in the three and six months ended June 30, 2018, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$16	$46
Midstream storage and transportation revenues	2	4
Revenue decoupling mechanism	(1)	(4)
TCJA rate reduction reserve	5	(27)
Other	5	2
Increase in Utility Margin	$27	$21

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Bcf)
Gas Markets
Gas sales	21	16	83	69
End-user transportation	45	33	104	85
	66	49	187	154
Intermediate transportation	62	68	134	150
Total Gas sales	128	117	321	304
Operation and maintenance expense increased $10 million and $14 million in the three and six months ended June 30, 2018, respectively. The increase in the second quarter was primarily due to increased gas operations expenses of $5 million and increased uncollectible expense of $4 million. The increase in the six-month period was primarily due to increased uncollectible expense of $9 million and increased gas operations expenses of $6 million.
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
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates is primarily due to an increase in net plant. The rate filing also requests an increase in return on equity from 10.1% to 10.5% and includes projected changes in sales, operations and maintenance expenses, and working capital. On May 24, 2018, DTE Gas reduced its initial requested increase in base rates to $38.1 million, primarily due to the effects of the TCJA on the original request. A final MPSC order in this case is expected by September 2018.
On January 19, 2018, DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined its recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Gas, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Gas submitted its Credit A filing on March 28, 2018, reflecting a reduction in revenues of $38.2 million. The MPSC approved the $38.2 million reduction on May 30, 2018, to be effective July 1, 2018. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 through the date Credit A is established. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Gas has been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. The third step is to perform Calculation C, through contested cases. Calculation C will address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas is required to file Calculation C no later than October 1, 2018.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$122	$113	$241	$218
Cost of gas — Non-utility	9	9	13	15
Operation and maintenance	23	19	46	38
Depreciation and amortization	19	19	39	38
Taxes other than income	2	1	5	4
Asset (gains) losses and impairments, net	—	1	(2)	1
Operating Income	69	64	140	122
Other (Income) and Deductions	(16)	(9)	(33)	(23)
Income Tax Expense	17	26	36	47
Net Income	68	47	137	98
Less: Net Income Attributable to Noncontrolling Interests	8	7	15	13
Net Income Attributable to DTE Energy Company	$60	$40	$122	$85
Operating Revenues — Non-utility operations increased $9 million and $23 million in the three and six months ended June 30, 2018, respectively. The increase in both periods was primarily due to increased pipeline and gathering volumes.
Operation and maintenance expense increased $4 million and $8 million in the three and six months ended June 30, 2018, respectively. The increase in both periods was primarily due to additional compression activity on the Bluestone Pipeline and Susquehanna gathering systems and increased labor related expenses.
Other (Income) and Deductions increased $7 million and $10 million in the three and six months ended June 30, 2018, respectively. The increase in both periods was primarily due to increased earnings from pipeline investments.
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
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline, with an investment balance of $868 million at June 30, 2018. The FERC application was approved on August 25, 2017 and construction commenced in October 2017. DTE Energy anticipates a third quarter 2018 in-service date for the NEXUS Pipeline.
AGS and SGG provide a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and producer relationships that may lead to more partnering opportunities.
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

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$538	$507	$1,105	$1,055
Fuel, purchased power, and gas — non-utility	464	442	962	928
Non-utility Margin	74	65	143	127
Operation and maintenance	90	85	172	167
Depreciation and amortization	17	19	33	37
Taxes other than income	3	2	7	6
Asset (gains) losses and impairments, net	—	2	—	2
Operating Loss	(36)	(43)	(69)	(85)
Other (Income) and Deductions	(23)	(22)	(41)	(38)
Income Taxes
Benefit	(2)	(4)	(2)	(10)
Production Tax Credits	(48)	(38)	(91)	(76)
	(50)	(42)	(93)	(86)
Net Income	37	21	65	39
Less: Net Loss Attributable to Noncontrolling Interests	(6)	(9)	(23)	(21)
Net Income Attributable to DTE Energy Company	$43	$30	$88	$60
Operating Revenues — Non-utility operations increased $31 million and $50 million in the three and six months ended June 30, 2018, respectively. The increase was due to the following:

	Three Months	Six Months
	(In millions)
Higher demand due to improved conditions in the steel business	$10	$37
Higher production in the renewables business	11	17
Higher production offset by lower coal prices in the REF business	6	—
Lower coal prices offset by higher production in the REF business	—	(3)
Other	4	(1)
	$31	$50
Non-utility Margin increased $9 million and $16 million in the three and six months ended June 30, 2018, respectively. The increase was due to the following:

	Three Months	Six Months
	(In millions)
New projects and higher production in the renewables business	$10	$15
Other	(1)	1
	$9	$16
Operation and maintenance expense increased $5 million in the three and six months ended June 30, 2018. The increase in the second quarter and six-month period was primarily due to higher production in the REF business.
Income Taxes — Production Tax Credits increased $10 million and $15 million in the three and six months ended June 30, 2018, respectively. The increase in the second quarter and six-month period was primarily due to higher production in the REF business.

Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at ten sites including facilities located at seven third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in two of the facilities. DTE Energy is currently negotiating two additional lease transactions at existing facilities and will continue to optimize the remaining facilities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$1,164	$991	$2,662	$2,043
Purchased power and gas — non-utility	1,149	972	2,585	1,845
Non-utility Margin	15	19	77	198
Operation and maintenance	17	16	34	35
Depreciation and amortization	2	1	3	2
Taxes other than income	1	2	3	3
Operating Income (Loss)	(5)	—	37	158
Other (Income) and Deductions	1	—	2	1
Income Tax Expense (Benefit)	(1)	—	9	61
Net Income (Loss) Attributable to DTE Energy Company	$(5)	$—	$26	$96
Operating Revenues — Non-utility operations increased $173 million and $619 million in the three and six months ended June 30, 2018, respectively. The increase in the second quarter was primarily due to higher volumes offset by lower gas prices in the gas structured strategy. The increase in the six-month period was primarily due to higher volumes and higher gas prices in the gas structured strategy.
Non-utility Margin decreased $4 million and $121 million in the three and six months ended June 30, 2018, respectively. The decreases were due to the unrealized and realized margins presented in the following table:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in power full requirements and gas trading strategies	$9
Unfavorable results, primarily in the gas structured strategy(b)	(31)
(22)
Realized Margins(a)
Favorable results, primarily in gas structured and power trading strategies(c)	26
Unfavorable results, primarily in the environmental trading strategy	(8)
18
Decrease in Non-utility Margin	$(4)
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

(b)	Amount includes $28 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $15 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Six Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the gas trading strategy	$9
Unfavorable results, primarily in gas structured and gas storage strategies(b)	(106)
(97)
Realized Margins(a)
Favorable results, primarily in the gas storage strategy(c)	38
Unfavorable results, primarily in power and gas full requirements, gas trading, and gas structured strategies	(62)
(24)
Decrease in Non-utility Margin	$(121)
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

(b)	Amount includes $106 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $7 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net losses of $41 million and $62 million in the three and six months ended June 30, 2018, respectively, represent increases of $9 million and $46 million from the net losses of $32 million and $16 million in the comparable 2017 period. The increase in the second quarter was primarily due to a reduction in the corporate tax rate from the TCJA in December 2017 and higher interest expense. For the six-month period, the increase was primarily due to effective tax rate adjustments, a reduction in the corporate tax rate from the TCJA in December 2017, lower excess tax benefits on stock-based compensation, and higher interest expense.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire, and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2018 will be approximately $2.2 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2018 of approximately $3.6 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash, Cash Equivalents, and Restricted Cash
Cash Flow From (Used For)
Operating Activities
Net Income	$587	$569
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	553	498
Nuclear fuel amortization	25	24
Allowance for equity funds used during construction	(13)	(12)
Deferred income taxes	80	164
Asset (gains) losses and impairments, net	—	3
Working capital and other	201	(63)
Net cash from operating activities	1,433	1,183
Investing Activities
Plant and equipment expenditures — utility	(1,027)	(968)
Plant and equipment expenditures — non-utility	(130)	(68)
Contributions to equity method investees	(233)	(175)
Other	10	(37)
Net cash used for investing activities	(1,380)	(1,248)
Financing Activities
Issuance of long-term debt, net of issuance costs	520	495
Redemption of long-term debt	(102)	(6)
Short-term borrowings, net	(147)	(79)
Issuance of common stock	6	—
Repurchase of common stock	—	(51)
Dividends on common stock	(309)	(296)
REF contributions from noncontrolling interests	22	21
Distributions to noncontrolling interests	(17)	(20)
Other	(29)	(28)
Net cash from (used for) financing activities	(56)	36
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(3)	$(29)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased by $250 million in 2018 due primarily to an increase in Net Income, Depreciation and amortization, and working capital adjustments, partially offset by a decrease to Deferred income taxes.
The change in working capital items in 2018 is primarily related to increases of cash from Inventories, and Other current and noncurrent assets and liabilities, and a decrease in cash used for Derivative assets and liabilities, partially offset by increases in cash used for Accounts payable, Accrued pension obligation, and Accrued postretirement obligation, and a decrease in cash from Accounts receivable, net.
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
Net cash used for investing activities increased by $132 million in 2018 due primarily to an increase in capital expenditures, and Contributions to equity method investees, primarily to the NEXUS pipeline, partially offset by a decrease in Investing Activities - Other, primarily the result of two 2017 acquisitions of landfill gas facilities, which are presented in Investing Activities - Other.
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
Net cash used for financing activities increased by $92 million in 2018 due primarily to an increase in Redemptions of long-term debt and Short-term borrowings, partially offset by an increase in Issuances of long-term term, and a decrease in Repurchases of common stock.
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
DTE Energy has approximately $5 million in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.6 billion of available liquidity at June 30, 2018, consisting of cash and amounts available under unsecured revolving credit agreements.
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

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $508 million.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2017	$8
Reclassified to realized upon settlement	81
Changes in fair value recorded to income	(74)
Amounts recorded to unrealized income	7
Changes in fair value recorded in regulatory liabilities	15
Change in collateral	(14)
MTM at June 30, 2018	$16
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2021 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2018	2019	2020	2021 and Beyond	Total Fair Value
	(In millions)
Level 1	$2	$(1)	$(2)	$(2)	$(3)
Level 2	18	10	5	9	42
Level 3	(7)	15	6	(37)	(23)
MTM before collateral adjustments	$13	$24	$9	$(30)	16
Collateral adjustments					—
MTM at June 30, 2018					$16

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
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2018:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$285	$—	$285
BBB+ and BBB	237	—	237
BBB−	75	—	75
Total Investment Grade	597	—	597
Non-investment grade(b)	27	—	27
Internally Rated — investment grade(c)	234	—	234
Internally Rated — non-investment grade(d)	23	(4)	19
Total	$881	$(4)	$877
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 18% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented 3% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 12% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2018, DTE Energy had a floating rate debt-to-total debt ratio of 3.6%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2018 and 2017 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2018	2017	2018	2017	Change in the Fair Value of
	(In millions)
Gas contracts	$5	$15	$(5)	$(15)	Commodity contracts
Power contracts	$3	$11	$(7)	$(11)	Commodity contracts
Interest rate risk — DTE Energy	$(633)	$(529)	$608	$521	Long-term debt
Interest rate risk — DTE Electric	$(283)	$(226)	$306	$242	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
An FOV was issued by the EPA to DTE Electric in 2017 alleging violations related to exceedances of mercury emission limits for the Monroe Power Plant. DTE Electric is currently working with the EPA to address the alleged violations through a consent agreement. At this time, DTE Electric cannot predict the impact of the final settlement.
In March 2018, the Trenton Channel Power Plant experienced exceedances of its mercury emission limits. The exceedances were reported to the EPA and the MDEQ. DTE Electric is currently working with the EPA to address the exceedances. At this time, DTE Electric cannot predict the impact of the exceedances.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2018:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2018 — 04/30/2018	8,026	$104.75	—	—	—
05/01/2018 — 05/31/2018	1,490	$100.92	—	—	—
06/01/2018 — 06/30/2018	2,600	$96.30	—	—	—
Total	12,116		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.299
Supplemental Indenture dated as of May 1, 2018, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2018 Series A)
		X	X

12.85	Computation of Ratio of Earnings to Fixed Charges	X

12.86	Computation of Ratio of Earnings to Fixed Charges		X

31.149	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.150	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.151	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.152	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.149	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.150	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.151	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.152	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

10.109	DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 3, 2018 (Exhibit 4.3 to DTE Energy's Form S-8 filed on June 27, 2018)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 25, 2018
DTE ENERGY COMPANY

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)