Form 10-Q
period 2018-09-30
DTE ENERGY CO; DTE Electric Co
filed 2018-10-24
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

DTE Energy	Yes ☒ No ☐	DTE Electric	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes ☐ No ☒	DTE Electric	Yes ☐ No ☒
Number of shares of Common Stock outstanding at September 30, 2018:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	181,925,024

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

AMT	Alternative Minimum Tax

ANPR	Advanced Notice of Proposed Rulemaking

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

CON	Certificate of Necessity

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 Equity Units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures.

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy own a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

DEFINITIONS

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

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

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	the cost of protecting assets against, or damage due to, cyber crime and terrorism;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	advances in technology that produce power or reduce power consumption;

•	changes in the financial condition of significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,669	$1,573	$4,923	$4,714
Non-utility operations	1,881	1,672	5,539	4,622
	3,550	3,245	10,462	9,336

Operating Expenses
Fuel, purchased power, and gas — utility	453	437	1,440	1,362
Fuel, purchased power, and gas — non-utility	1,682	1,469	4,898	3,897
Operation and maintenance	604	550	1,721	1,676
Depreciation and amortization	273	258	826	756
Taxes other than income	99	91	307	297
Asset (gains) losses and impairments, net	10	6	8	9
	3,121	2,811	9,200	7,997
Operating Income	429	434	1,262	1,339

Other (Income) and Deductions
Interest expense	142	146	412	404
Interest income	(3)	(4)	(9)	(9)
Non-operating retirement benefits, net	9	16	27	49
Other income	(99)	(74)	(262)	(204)
Other expenses	11	13	51	26
	60	97	219	266
Income Before Income Taxes	369	337	1,043	1,073

Income Tax Expense	34	74	121	241

Net Income	335	263	922	832

Less: Net Income (Loss) Attributable to Noncontrolling Interests	1	(7)	(7)	(15)

Net Income Attributable to DTE Energy Company	$334	$270	$929	$847

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.84	$1.51	$5.13	$4.72

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.84	$1.51	$5.13	$4.72

Weighted Average Common Shares Outstanding
Basic	182	179	181	179
Diluted	182	179	181	179
Dividends Declared per Common Share	$—	$—	$2.65	$2.48
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net Income	$335	$263	$922	$832

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $—, $2, $2, and $6, respectively	2	3	7	10
Net unrealized gains on investments during the period, net of taxes of $1 for the nine months ended September 30, 2017	—	—	—	1
Net unrealized gains on derivatives during the period, net of taxes of $—, respectively	1	—	1	—
Foreign currency translation	—	2	(1)	2
Other comprehensive income	3	5	7	13

Comprehensive income	338	268	929	845
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(7)	(7)	(15)
Comprehensive Income Attributable to DTE Energy Company	$337	$275	$936	$860

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$84	$66
Restricted cash	20	23
Accounts receivable (less allowance for doubtful accounts of $75 and $49, respectively)
Customer	1,690	1,758
Other	83	98
Inventories
Fuel and gas	390	399
Materials and supplies	377	380
Derivative assets	97	103
Regulatory assets	90	55
Other	272	199
	3,103	3,081
Investments
Nuclear decommissioning trust funds	1,525	1,492
Investments in equity method investees	1,670	1,073
Other	241	232
	3,436	2,797
Property
Property, plant, and equipment	32,600	31,424
Accumulated depreciation and amortization	(10,988)	(10,703)
	21,612	20,721
Other Assets
Goodwill	2,293	2,293
Regulatory assets	3,689	3,723
Intangible assets	864	867
Notes receivable	67	73
Derivative assets	31	51
Prepaid postretirement costs	45	—
Other	152	161
	7,141	7,168
Total Assets	$35,292	$33,767

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,160	$1,171
Accrued interest	143	111
Dividends payable	161	158
Short-term borrowings	77	621
Current portion long-term debt, including capital leases	1	109
Derivative liabilities	79	99
Regulatory liabilities	34	18
Other	462	525
	2,117	2,812
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	12,475	11,039
Junior subordinated debentures	1,145	1,145
Capital lease obligations	—	1
	13,620	12,185
Other Liabilities
Deferred income taxes	1,974	1,888
Regulatory liabilities	3,029	2,875
Asset retirement obligations	2,428	2,320
Unamortized investment tax credit	140	122
Derivative liabilities	66	47
Accrued pension liability	719	924
Accrued postretirement liability	—	61
Nuclear decommissioning	224	220
Other	285	323
	8,865	8,780
Commitments and Contingencies (Notes 5 and 11)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 181,925,024 and 179,386,967 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	4,232	3,989
Retained earnings	6,093	5,643
Accumulated other comprehensive loss	(118)	(120)
Total DTE Energy Company Equity	10,207	9,512
Noncontrolling interests	483	478
Total Equity	10,690	9,990
Total Liabilities and Equity	$35,292	$33,767

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Operating Activities
Net Income	$922	$832
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	826	756
Nuclear fuel amortization	39	39
Allowance for equity funds used during construction	(20)	(17)
Deferred income taxes	118	261
Equity earnings of equity method investees	(99)	(77)
Dividends from equity method investees	48	55
Asset (gains) losses and impairments, net	11	5
Changes in assets and liabilities:
Accounts receivable, net	85	43
Inventories	11	(41)
Prepaid postretirement benefit costs	(45)	—
Accounts payable	9	25
Accrued pension liability	(205)	(230)
Accrued postretirement liability	(61)	(30)
Derivative assets and liabilities	24	(133)
Regulatory assets and liabilities	283	260
Other current and noncurrent assets and liabilities	101	(198)
Net cash from operating activities	2,047	1,550
Investing Activities
Plant and equipment expenditures — utility	(1,562)	(1,439)
Plant and equipment expenditures — non-utility	(217)	(133)
Proceeds from sale of nuclear decommissioning trust fund assets	810	951
Investment in nuclear decommissioning trust funds	(810)	(936)
Distributions from equity method investees	8	10
Contributions to equity method investees	(545)	(194)
Other	(20)	(61)
Net cash used for investing activities	(2,336)	(1,802)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,433	1,010
Redemption of long-term debt	(105)	(385)
Short-term borrowings, net	(544)	160
Issuance of common stock	7	—
Repurchase of common stock	—	(51)
Dividends on common stock	(459)	(444)
REF contributions from noncontrolling interests	43	34
Distributions to noncontrolling interests	(31)	(29)
Other	(40)	(70)
Net cash from financing activities	304	225
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	15	(27)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	89	113
Cash, Cash Equivalents, and Restricted Cash at End of Period	$104	$86

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$275	$222
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	929	—	(7)	922
Dividends declared on common stock	—	—	(481)	—	—	(481)
Issuance of common stock	255	26	—	—	—	26
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Benefit obligations, net of tax	—	—	—	7	—	7
Net unrealized gains on derivatives, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	(1)	—	(1)
Stock-based compensation, net contributions from noncontrolling interests, and other	532	42	(3)	—	12	51
Balance, September 30, 2018	181,925	$4,232	$6,093	$(118)	$483	$10,690

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,521	$1,434	$4,002	$3,827

Operating Expenses
Fuel and purchased power — utility	438	428	1,163	1,097
Operation and maintenance	360	349	1,025	1,068
Depreciation and amortization	202	188	616	549
Taxes other than income	77	74	232	229
	1,077	1,039	3,036	2,943
Operating Income	444	395	966	884

Other (Income) and Deductions
Interest expense	73	68	210	206
Non-operating retirement benefits, net	(1)	—	(1)	—
Other income	(23)	(21)	(72)	(57)
Other expenses	9	11	49	23
	58	58	186	172
Income Before Income Taxes	386	337	780	712

Income Tax Expense	81	118	172	249

Net Income	$305	$219	$608	$463

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net Income	$305	$219	$608	$463
Other comprehensive income	—	—	—	—
Comprehensive Income	$305	$219	$608	$463

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$12	$15
Accounts receivable (less allowance for doubtful accounts of $43 and $31, respectively)
Customer	894	791
Affiliates	4	20
Other	40	37
Inventories
Fuel	145	190
Materials and supplies	277	275
Regulatory assets	89	50
Prepaid property tax	111	48
Other	15	20
	1,587	1,446
Investments
Nuclear decommissioning trust funds	1,525	1,492
Other	40	36
	1,565	1,528
Property
Property, plant, and equipment	23,683	22,972
Accumulated depreciation and amortization	(8,156)	(7,984)
	15,527	14,988
Other Assets
Regulatory assets	3,003	3,005
Intangible assets	29	25
Prepaid postretirement costs — affiliates	113	113
Other	117	123
	3,262	3,266
Total Assets	$21,941	$21,228

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$56	$52
Other	391	416
Accrued interest	78	72
Current portion long-term debt, including capital leases	1	5
Regulatory liabilities	13	17
Short-term borrowings
Affiliates	143	116
Other	51	238
Other	143	145
	876	1,061
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,537	6,017
Capital lease obligations	—	1
	6,537	6,018
Other Liabilities
Deferred income taxes	2,210	2,088
Regulatory liabilities	2,259	2,137
Asset retirement obligations	2,228	2,125
Unamortized investment tax credit	138	120
Nuclear decommissioning	224	220
Accrued pension liability — affiliates	626	811
Accrued postretirement liability — affiliates	240	311
Other	76	72
	8,001	7,884
Commitments and Contingencies (Notes 5 and 11)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	4,306	4,306
Retained earnings	2,221	1,956
Accumulated other comprehensive income	—	3
Total Shareholder’s Equity	6,527	6,265
Total Liabilities and Shareholder’s Equity	$21,941	$21,228

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Operating Activities
Net Income	$608	$463
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	616	549
Nuclear fuel amortization	39	39
Allowance for equity funds used during construction	(14)	(14)
Deferred income taxes	156	248
Changes in assets and liabilities:
Accounts receivable, net	(89)	(104)
Inventories	43	32
Accounts payable	18	32
Accrued pension liability — affiliates	(185)	(182)
Accrued postretirement liability — affiliates	(71)	(17)
Regulatory assets and liabilities	195	223
Other current and noncurrent assets and liabilities	(71)	(174)
Net cash from operating activities	1,245	1,095
Investing Activities
Plant and equipment expenditures	(1,248)	(1,103)
Proceeds from sale of nuclear decommissioning trust fund assets	810	951
Investment in nuclear decommissioning trust funds	(810)	(936)
Other	(7)	—
Net cash used for investing activities	(1,255)	(1,088)
Financing Activities
Issuance of long-term debt, net of issuance costs	520	435
Redemption of long-term debt	—	(300)
Short-term borrowings, net — affiliate	27	(51)
Short-term borrowings, net — other	(187)	249
Dividends on common stock	(346)	(324)
Other	(7)	(17)
Net cash from (used for) financing activities	7	(8)
Net Decrease in Cash and Cash Equivalents	(3)	(1)
Cash and Cash Equivalents at Beginning of Period	15	13
Cash and Cash Equivalents at End of Period	$12	$12

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$152	$112

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	608	—	608
Dividends declared on common stock	—	—	—	(346)	—	(346)
Balance, September 30, 2018	138,632	$1,386	$2,920	$2,221	$—	$6,527

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
The Dividends Declared per Common Share for the three months ended September 30, 2017 on DTE Energy’s Consolidated Statements of Operations was revised to reflect zero dividend declarations in the third quarter of 2017, or $0.00 for the three-month period.  The financial statements previously reflected one dividend declaration of $0.83 for the three-month period ended September 30, 2017.  This revision was not material to DTE Energy's Consolidated Financial Statements.
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
The Registrants have variable interests in NEXUS, which include DTE Energy's 50% ownership interest and DTE Electric's transportation services contract. NEXUS is a joint venture which owns a 256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for its ownership interest in NEXUS under the equity method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2018, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2018, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and, for DTE Energy, in Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2018 and December 31, 2017. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	September 30, 2018			December 31, 2017
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$23	$15	$38	$23	$14	$37
Restricted cash	—	4	4	—	8	8
Accounts receivable	9	32	41	11	42	53
Inventories	3	62	65	3	114	117
Property, plant, and equipment, net	392	50	442	400	75	475
Goodwill	25	—	25	25	—	25
Intangible assets	561	—	561	572	—	572
Other current and long-term assets	1	—	1	4	—	4
	$1,014	$163	$1,177	$1,038	$253	$1,291

LIABILITIES
Accounts payable and accrued current liabilities	$2	$30	$32	$26	$47	$73
Current portion long-term debt, including capital leases	—	—	—	—	4	4
Mortgage bonds, notes, and other	—	—	—	—	1	1
Other current and long-term liabilities	7	6	13	1	16	17
	$9	$36	$45	$27	$68	$95
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Investments in equity method investees	$1,342	$811
Notes receivable	$18	$17
Future funding commitments	$135	$598

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Equity earnings of equity method investees	$46	$26	$99	$77
Income from REF entities	27	20	75	60
Contract services	11	9	43	17
Allowance for equity funds used during construction	7	5	20	17
Gains from equity securities	5	6	6	19
Other	3	8	19	14
	$99	$74	$262	$204
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Contract services	$11	$9	$44	$18
Allowance for equity funds used during construction	5	4	14	14
Gains from equity securities allocated from DTE Energy	5	6	6	19
Other	2	2	8	6
	$23	$21	$72	$57
Changes in Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2018 and 2017, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

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
The interim effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
DTE Energy	9%	22%	12%	22%
DTE Electric	21%	35%	22%	35%
The 13% decrease and the 10% decrease in DTE Energy's effective tax rate for the three and nine months ended September 30, 2018 and 2017, respectively, was primarily due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018.
The decrease in the effective tax rate for the three months ended September 30, 2018 was also impacted by an increase in annual production tax credits, offset by a $20 million valuation allowance for the AMT credit carryover. The decrease in the effective tax rate for the nine months ended September 30, 2018 was also impacted by an increase in annual production tax credits, partially offset by true-up adjustments to the remeasurement of deferred taxes in 2018 of $21 million, $20 million valuation allowance for the AMT credit carryover, a reduction of excess tax benefits on stock-based compensation and other adjustments. For further discussion regarding the true-up adjustments, and the valuation allowance, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
The 14% decrease and the 13% decrease in DTE Electric's effective tax rate for the three and nine months ended September 30, 2018 and 2017, respectively, was primarily due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018. The decrease in the effective tax rate for the nine months ended September 30, 2018 was partially offset by true-up adjustments to the remeasurement of deferred taxes in 2018 of $7 million.
DTE Energy's total amount of unrecognized tax benefits as of September 30, 2018 was $8 million, which if recognized, would favorably impact its effective tax rate. DTE Electric's total amount of unrecognized tax benefits as of September 30, 2018 was $10 million, which if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax payables of $4 million with DTE Energy at September 30, 2018 and income tax receivables with DTE Energy of $12 million at December 31, 2017.
Unrecognized Compensation Costs
As of September 30, 2018, DTE Energy had $86 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.29 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $11 million and $10 million for the three months ended September 30, 2018 and 2017, respectively, while such allocation was $27 million and $28 million for the nine months ended September 30, 2018 and 2017, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following is a table that provides a reconciliation of DTE Energy's Cash and cash equivalents as well as Restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30,	December 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$84	$66
Restricted cash	20	23
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$104	$89

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update required that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Registrants adopted the standard effective January 1, 2018. The standard has been applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As permitted by the standard, the Registrants have used benefit cost amounts disclosed for prior periods as the basis for retrospective application in the income statement. As a result of regulatory mechanisms, the impact to the Consolidated Financial Statements was not material for the three and nine months ended September 30, 2018.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 directs taxpayers to consider the implications of the TCJA as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 10 to the Consolidated Financial Statements, "Income Taxes," within the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K and in accordance with SAB 118, the Registrants recorded amounts that were considered provisional. During the nine months ended September 30, 2018, DTE Energy and DTE Electric recorded true-up adjustments to the remeasurement of deferred taxes of $21 million and $7 million, respectively. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $16 million was attributable to the regulated utilities and offset to Regulatory liabilities. The true-up adjustments were a result of further analysis for items subject to further consideration at December 31, 2017, under SAB 118 and primarily related to timing differences not recoverable from DTE Electric and DTE Gas customers. Additionally, during the three and nine months ended September 30, 2018, DTE Energy recorded a valuation allowance of $20 million against AMT credits that are expected to be subject to sequestration when refunded in accordance with TCJA. This adjustment increased Income Tax Expense and reduced the deferred tax asset related to AMT credits determined to be unrealizable. The valuation allowance adjustment was the result of further analysis for items subject to further consideration at December 31, 2017 under SAB 118. The Registrants will continue to analyze the amounts throughout 2018, which may result in additional changes.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. This guidance requires a lessee to account for leases as finance or operating leases, and disclose key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition, depending on the lease classification. The Registrants will adopt the standard on January 1, 2019. The standard allows lessees and lessors to apply either, 1) a modified retrospective approach for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements, or 2) a prospective transition approach for leases existing as of January 1, 2019 with a cumulative effect adjustment to be recorded to retained earnings. The Registrants plan to apply the standard on a prospective basis. The Registrants expect to elect the package of practical expedients allowing entities to not reassess whether an agreement is a lease, to carryforward the existing lease classification, and to not reassess initial direct costs associated with existing leases. The Registrants also plan to elect to exclude leases from the balance sheet that are for a period of one year or less, as well as, the practical expedient allowing entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases.
A third-party software tool is being implemented that will assist with the initial adoption and ongoing compliance of the standard. Preliminary system configuration has been completed and testing is in progress. The Registrants are continuing procedures to ensure all leases are captured, as well as, evaluating and implementing, new business processes, internal controls, and accounting policies. In addition, the Registrants are monitoring utility industry implementation issues for purchase power agreements, pipeline laterals, and other industry specific arrangements. While the Registrants expect an increase in assets and liabilities, as well as additional disclosures, they are still assessing the impact of this ASU on their Consolidated Financial Statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for the Registrants for fiscal years ending after December 15, 2020. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

NOTE 4 — REVENUE
Significant Accounting Policy
Upon the adoption of Topic 606, revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered or the service is provided to the customer. For the three and nine months ended September 30, 2018, recognition of revenue for the Registrants subsequent to the adoption of Topic 606 is substantially similar in amount and approach to that prior to adoption.
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
For discussion of derivative contracts, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(In millions)
Electric(a)
Residential	$773	$1,943
Commercial	495	1,370
Industrial	173	527
Other	80	162
Total Electric operating revenues(b)	$1,521	$4,002

Gas
Gas sales	$89	$726
End User Transportation	34	168
Intermediate Transportation	9	38
Other	32	37
Total Gas operating revenues(c)	$164	$969

Other segment operating revenues
Gas Storage and Pipelines	$122	$363
Power and Industrial Projects(d)	$612	$1,717
Energy Trading(e)	$1,332	$3,994
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes $6 million and $15 million of other revenues which are outside the scope of Topic 606 for the three and nine months ended September 30, 2018, respectively.

(c)
Includes a reduction of $4 million under Alternative Revenue Programs for the nine months ended September 30, 2018, and $2 million and $6 million of other revenues, which are both outside the scope of Topic 606 for the three and nine months ended September 30, 2018, respectively.

(d)
Includes revenues outside the scope of Topic 606 primarily related to $37 million and $93 million of contracts accounted for as leases for the three and nine months ended September 30, 2018, respectively. During the third quarter 2018, DTE Energy revised the classification of certain amounts totaling $788 million previously disclosed as lease revenues for the six months ended June 30, 2018 to be within the scope of Topic 606. This change had no impact to the Consolidated Statements of Operations, Financial Position, or Cash Flows.

(e)	Includes revenues outside the scope of Topic 606 primarily related to $1.1 billion and $3.2 billion of derivatives for the three and nine months ended September 30, 2018, respectively.
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
Power and Industrial Projects
Power and Industrial Projects revenues include contracts accounted for as leases which are outside of the scope of Topic 606. For performance obligations within the scope of Topic 606, the timing of revenue recognition is dependent upon when control over the associated product or service is transferred.
Revenues at Power and Industrial Projects, within the scope of Topic 606, generally consist of sales of refined coal, coal, blast furnace coke, coke oven gas, electricity, equipment maintenance services, and other energy related products and services. Revenues, including estimated unbilled amounts, for the sale of blast furnace coke are generally recognized at a point in time when the product is delivered, which represents the transfer of control to the customer. Other revenues are generally recognized over time based upon services provided or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Market based pricing structures exist in such contracts including adjustments for consumer price or other indices. Consideration may consist of both fixed and variable components. Generally, uncertainties in the variable consideration components are resolved and revenues are known at the time of recognition. Billing terms vary and are generally monthly with payment terms typically within 30 days following billing.
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
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2018	$56
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	37
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(30)
Ending Balance, September 30, 2018	$63
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2018	$8
2019	27
2020	1
2021	5
2022	7
2023 and thereafter	15
$63

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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2018	$50	$4
2019	245	8
2020	201	—
2021	157	—
2022	120	—
2023 and thereafter	411	—
Total	$1,184	$12
Other Matters
DTE Energy has recognized charges of $39 million and $95 million related to expense recognized for estimated uncollectible accounts receivable for the three and nine months ended September 30, 2018, respectively. DTE Electric has recognized charges of $26 million and $57 million related to expense recognized for estimated uncollectible accounts receivable for the three and nine months ended September 30, 2018, respectively.

NOTE 5 — REGULATORY MATTERS
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. On June 28, 2018, the MPSC issued an order on a rehearing granting in part and denying in part, petitions for rehearings of DTE Electric and other intervenors. As a result, the approved addition to base rates increased from $65.2 million to $74.4 million. In August 2018, DTE Electric filed to refund its customers $26.2 million, inclusive of interest, based on their pro rata share of the revenue collected through the self-implementation surcharge in effect from November 1, 2017 to May 1, 2018. DTE Electric has recorded a refund liability as of September 30, 2018. The refund is proposed to be in effect commencing on November 1, 2018.

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
2017 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates was primarily due to an increase in net plant. The rate filing also requested an increase in return on equity from 10.1% to 10.5% and included projected changes in sales, operations and maintenance expenses, and working capital. On May 24, 2018, DTE Gas reduced its initial requested increase in base rates to $38.1 million, primarily due to the effects of the TCJA on the original request. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Gas suggested regulatory accounting treatment, consistent with the methodology approved by the MPSC in the 2017 DTE Electric Rate Case order. As such, beginning January 1, 2018, pension and postretirement cost components previously included as capital overhead are being deferred. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." On September 13, 2018, the MPSC issued an order approving an annual revenue increase of $9 million for services rendered on or after October 1, 2018. The MPSC authorized a return on equity of 10%. Refer to the 2017 Tax Reform section below for further detail regarding the impact of the TCJA Credit A filing for DTE Gas.
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
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Gas submitted its Credit A filing on March 28, 2018, reflecting a reduction in revenues of $38.2 million. The MPSC approved the $38.2 million reduction on May 30, 2018, effective July 1, 2018. With approval of the DTE Gas Rate Order on September 13, 2018, effective October 1, 2018, this separate Credit A was terminated. DTE Electric filed its Credit A application on May 18, 2018, reflecting a reduction in revenues of $157 million. On July 24, 2018, the MPSC issued an order approving a settlement in DTE Electric's Credit A filing reflecting a reduction in revenues of $157 million. Rates reflecting this reduction were effective August 1, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 up to the date Credit A is implemented. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Electric and DTE Gas have been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. DTE Gas submitted its Credit B filing on July 30, 2018, reflecting a $25 million refund effective January 2019 through June 2019. On October 24, 2018, the MPSC issued an order approving the refund in DTE Gas' Credit B filing. DTE Electric submitted its Credit B filing on September 21, 2018, reflecting a $93 million refund effective January 2019 through June 2019.
The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas is required to file Calculation C no later than November 16, 2018. DTE Electric addressed Calculation C in its general rate case filed July 6, 2018.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$334	$270	$929	$847
Less: Allocation of earnings to net restricted stock awards	1	1	2	2
Net income available to common shareholders — basic	$333	$269	$927	$845

Average number of common shares outstanding — basic	182	179	181	179
Basic Earnings per Common Share	$1.84	$1.51	$5.13	$4.72

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$334	$270	$929	$847
Less: Allocation of earnings to net restricted stock awards	1	1	2	2
Net income available to common shareholders — diluted	$333	$269	$927	$845

Average number of common shares outstanding — diluted	182	179	181	179
Diluted Earnings per Common Share(a)	$1.84	$1.51	$5.13	$4.72
_______________________________________

(a)
The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6.2 million for the three months ended September 30, 2018 and 2017, and 6.4 million for the nine months ended September 30, 2018 and 2017, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2018 and December 31, 2017. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	September 30, 2018						December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$33	$3	$—	$—	$—	$36	$16	$3	$—	$—	$—	$19
Nuclear decommissioning trusts
Equity securities	973	—	—	—	—	973	978	—	—	—	—	978
Fixed income securities	5	519	—	—	—	524	18	477	—	—	—	495
Private equity securities	—	—	—	11	—	11	—	—	—	5	—	5
Cash equivalents	17	—	—	—	—	17	14	—	—	—	—	14
Other investments(d)
Equity securities	125	—	—	—	—	125	118	—	—	—	—	118
Fixed income securities	69	—	—	—	—	69	72	—	—	—	—	72
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts
Natural gas	75	72	53	—	(139)	61	148	112	97	—	(256)	101
Electricity	—	190	44	—	(173)	61	—	243	42	—	(241)	44
Other	1	—	6	—	(1)	6	—	—	9	—	—	9
Foreign currency exchange contracts	—	1	—	—	(1)	—	—	1	—	—	(1)	—
Total derivative assets	76	263	103	—	(314)	128	148	356	148	—	(498)	154
Total	$1,302	$785	$103	$11	$(314)	$1,887	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(69)	$(61)	$(99)	$—	$139	$(90)	$(141)	$(111)	$(126)	$—	$263	$(115)
Electricity	—	(173)	(54)	—	172	(55)	—	(245)	(30)	—	246	(29)
Other	(1)	—	—	—	1	—	—	—	(1)	—	1	—
Foreign currency exchange contracts	—	(1)	—	—	1	—	—	(3)	—	—	1	(2)
Total derivative liabilities	(70)	(235)	(153)	—	313	(145)	(141)	(359)	(157)	—	511	(146)
Total	$(70)	$(235)	$(153)	$—	$313	$(145)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,232	$550	$(50)	$11	$(1)	$1,742	$1,227	$477	$(9)	$5	$13	$1,713
Assets
Current	$108	$213	$76	$—	$(264)	$133	$157	$298	$104	$—	$(437)	$122
Noncurrent	1,194	572	27	11	(50)	1,754	1,211	538	44	5	(61)	1,737
Total Assets	$1,302	$785	$103	$11	$(314)	$1,887	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Current	$(62)	$(194)	$(86)	$—	$263	$(79)	$(137)	$(313)	$(108)	$—	$459	$(99)
Noncurrent	(8)	(41)	(67)	—	50	(66)	(4)	(46)	(49)	—	52	(47)
Total Liabilities	$(70)	$(235)	$(153)	$—	$313	$(145)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,232	$550	$(50)	$11	$(1)	$1,742	$1,227	$477	$(9)	$5	$13	$1,713
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At September 30, 2018, the $36 million consisted of $21 million, $4 million, and $11 million of cash equivalents included in Cash and Cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2017, the $19 million consisted of $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$8	$3	$—	$—	$11	$8	$3	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	973	—	—	—	973	978	—	—	—	978
Fixed income securities	5	519	—	—	524	18	477	—	—	495
Private equity securities	—	—		11	11	—	—	—	5	5
Cash equivalents	17	—	—	—	17	14	—	—	—	14
Other investments
Equity securities	12	—	—	—	12	11	—	—	—	11
Derivative assets — FTRs	—	—	6	—	6	—	—	9	—	9
Total	$1,015	$522	$6	$11	$1,554	$1,029	$480	$9	$5	$1,523

Assets
Current	$8	$3	$6	$—	$17	$8	$3	$9	$—	$20
Noncurrent	1,007	519	—	11	1,537	1,021	477	—	5	1,503
Total Assets	$1,015	$522	$6	$11	$1,554	$1,029	$480	$9	$5	$1,523
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At September 30, 2018, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2017, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds and commingled funds. Other assets such as private market investments are used to enhance long-term returns while improving portfolio diversification. All pricing for private market investments in this category are classified as NAV assets. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. The institutional mutual funds hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on publicly available NAVs. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(25)	$(13)	$15	$(23)	$(17)	$6	$5	$(6)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	(30)	21	—	(9)	(8)	33	1	26
Recorded in Regulatory liabilities	—	—	(8)	(8)	—	—	2	2
Purchases, issuances, and settlements
Settlements	9	(18)	(1)	(10)	23	(32)	(6)	(15)
Net Assets (Liabilities) as of September 30	$(46)	$(10)	$6	$(50)	$(2)	$7	$2	$7
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2018 and 2017 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(31)	$10	$(1)	$(22)	$(8)	$18	$1	$11

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(29)	$12	$8	$(9)	$(96)	$9	$(1)	$(88)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	(3)	—	—	(3)	—	—	—	—
Total gains (losses)
Included in earnings	(128)	25	1	(102)	38	45	1	84
Recorded in Regulatory liabilities	—	—	6	6	—	—	15	15
Purchases, issuances, and settlements
Settlements	114	(47)	(9)	58	56	(47)	(13)	(4)
Net Assets (Liabilities) as of September 30	$(46)	$(10)	$6	$(50)	$(2)	$7	$2	$7
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2018 and 2017 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(109)	$4	$(3)	$(108)	$8	$35	$—	$43
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net Assets as of beginning of period	$15	$8	$9	$2
Change in fair value recorded in Regulatory liabilities	(8)	2	6	15
Purchases, issuances, and settlements
Settlements	(1)	(6)	(9)	(13)
Net Assets as of September 30	$6	$4	$6	$4
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at September 30, 2018 and 2017 and reflected in DTE Electric's Consolidated Statements of Financial Position	$(2)	$1	$6	$4
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and nine months ended September 30, 2018 and 2017, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(99)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.81)	—	$5.99	/MMBtu	$(0.12	)/MMBtu
Electricity	$44	$(54)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$9	/MWh	$1	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$97	$(126)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$9.75	/MMBtu	$(0.03	)/MMBtu
Electricity	$42	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(5)	—	$15	/MWh	$2	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding capital leases	$37	$—	$—	$37	$38	$—	$—	$38
Dividends payable	$161	$161	$—	$—	$158	$158	$—	$—
Short-term borrowings	$77	$—	$77	$—	$621	$—	$621	$—
Notes payable — Other(b), excluding capital leases	$11	$—	$—	$11	$12	$—	$—	$12
Long-term debt(c)	$13,621	$1,840	$11,094	$930	$12,288	$1,939	$10,571	$764
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Short-term borrowings — affiliates	$143	$—	$—	$143	$116	$—	$—	$116
Short-term borrowings — other	$51	$—	$51	$—	$238	$—	$238	$—
Notes payable — Other(a), excluding capital leases	$2	$—	$—	$2	$2	$—	$—	$2
Long-term debt(b)	$6,537	$—	$6,715	$—	$6,017	$—	$6,441	$171
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2018	December 31, 2017
	(In millions)
Fermi 2	$1,507	$1,475
Fermi 1	3	3
Low-level radioactive waste	15	14
	$1,525	$1,492
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Realized gains	$10	$14	$52	$63
Realized losses	$(7)	$(7)	$(22)	$(23)
Proceeds from sale of securities	$194	$246	$810	$951
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2018			December 31, 2017
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$973	$337	$(45)	$978	$320	$(32)
Fixed income securities	524	5	(10)	495	13	(3)
Private equity securities	11	—	—	5	—	—
Cash equivalents	17	—	—	14	—	—
	$1,525	$342	$(55)	$1,492	$333	$(35)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2018
(In millions)
Due within one year	$27
Due after one through five years	99
Due after five through ten years	118
Due after ten years	280
$524

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Securities
At September 30, 2018 and December 31, 2017, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. For the three months ended September 30, 2018 and 2017, gains related to equity securities were $5 million and $6 million, respectively, for the Registrants. For the nine months ended September 30, 2018 and 2017, gains related to equity securities were $4 million and $19 million, respectively, for the Registrants. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
DTE Electric — DTE Electric generates, purchases, distributes, and sells electricity. DTE Electric uses forward contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Other derivative contracts are MTM and recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2018 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$200	$(229)	$357	$(378)
Electricity	234	(227)	285	(275)
Other	7	(1)	9	(1)
Foreign currency exchange contracts	1	(1)	1	(3)
Total derivatives not designated as hedging instruments	$442	$(458)	$652	$(657)

Current	$361	$(342)	$540	$(558)
Noncurrent	81	(116)	112	(99)
Total derivatives	$442	$(458)	$652	$(657)
The following table presents the fair value of derivative instruments for DTE Electric:

	September 30, 2018	December 31, 2017
	(In millions)
FTRs — Other current assets	$6	$9
Total derivatives not designated as hedging instruments	$6	$9
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $4 million outstanding at September 30, 2018 and December 31, 2017, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $6 million and $4 million at September 30, 2018 and December 31, 2017, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $13 million and $28 million as of September 30, 2018 and December 31, 2017, respectively. DTE Energy had $1 million of cash collateral related to unrealized positions to net against Derivative assets and no cash collateral related to unrealized positions to net against Derivative liabilities as of September 30, 2018. DTE Energy had $9 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $22 million as of December 31, 2017. DTE Energy recorded cash collateral paid of $21 million and cash collateral received of $7 million not related to unrealized derivative positions as of September 30, 2018. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2017. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2018			December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$200	$(139)	$61	$357	$(256)	$101
Electricity	234	(173)	61	285	(241)	44
Other	7	(1)	6	9	—	9
Foreign currency exchange contracts	1	(1)	—	1	(1)	—
Total derivative assets	$442	$(314)	$128	$652	$(498)	$154

Derivative liabilities
Commodity contracts
Natural gas	$(229)	$139	$(90)	$(378)	$263	$(115)
Electricity	(227)	172	(55)	(275)	246	(29)
Other	(1)	1	—	(1)	1	—
Foreign currency exchange contracts	(1)	1	—	(3)	1	(2)
Total derivative liabilities	$(458)	$313	$(145)	$(657)	$511	$(146)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2018				December 31, 2017
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$361	$81	$(342)	$(116)	$540	$112	$(558)	$(99)
Counterparty netting	(263)	(50)	263	50	(437)	(52)	437	52
Collateral adjustment	(1)	—	—	—	—	(9)	22	—
Total derivatives as reported	$97	$31	$(79)	$(66)	$103	$51	$(99)	$(47)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2018	2017	2018	2017
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(29)	$(14)	$(51)	$63
Natural gas	Fuel, purchased power, and gas — non-utility	(6)	10	(74)	56
Electricity	Operating Revenues — Non-utility operations	26	33	37	39
Other	Operating Revenues — Non-utility operations	—	2	1	1
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	(2)	2	(3)
Total		$(11)	$29	$(85)	$156
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2018:

Commodity	Number of Units
Natural gas (MMBtu)	1,845,918,994
Electricity (MWh)	35,321,134
Foreign currency exchange (Canadian dollars)	101,360,396
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $502 million.
As of September 30, 2018, DTE Energy had $363 million of derivatives in net liability positions, for which hard triggers exist. There is $1 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $295 million. The net remaining amount of $67 million is derived from the $502 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2018, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	May	Mortgage Bonds(a)	4.05%	2048	$525
DTE Energy	August	Senior Notes(b)	3.70%	2023	600
DTE Gas	August	Mortgage Bonds(b)	3.81%	2028	195
DTE Gas	August	Mortgage Bonds(b)	4.14%	2048	125
					$1,445
_______________________________________

(a)
Bonds were issued as Green Bonds and the proceeds will be used to finance expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.

(b)	Proceeds were used for the repayment of short-term borrowings and for general corporate purposes.
Debt Redemptions
In 2018, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Gas	April	Senior Notes	6.04%	2018	$100
DTE Energy	Various	Other Long-Term Debt	Various	2018	5
					$105

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2018, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.54 to 1, 0.51 to 1, and 0.50 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at September 30, 2018 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at September 30, 2018
Commercial paper issuances	—	51	26	77
Letters of credit	159	—	—	159
	159	51	26	236
Net availability at September 30, 2018	$1,261	$349	$274	$1,884
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At September 30, 2018, the capacity under this facility was $125 million. The amount outstanding under this agreement was $6 million and $56 million at September 30, 2018 and December 31, 2017, respectively, and was fully offset by the posted collateral.

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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. In August 2018, the EPA proposed revised emission guidelines for GHGs from existing electric utility generating units. This proposed rule, named the Affordable Clean Energy (ACE) rule, is intended to replace the Clean Power Plan rule. Comments on the proposed ACE rule are due on October 31, 2018. It is not possible to determine the potential impact of the EPA's proposed ACE rule on existing sources at this time.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2018 and December 31, 2017, DTE Electric had $5 million and $6 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. Additionally, a D.C. District Court Decision on August 21, 2018 could affect the compliance and closure plans for CCR regulated impoundments and timing of closures of some regulated CCR impoundments. Legislation introduced into the Michigan House of Representatives on June 12, 2018 would provide for a CCR program to be regulated in Michigan once approval is requested from, and approved by, the EPA. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant or as a basin becomes inactive. Under the current CCR rules and uncertainty regarding the DC District Court decision, capital costs and timing associated with the building of new CCR facilities or retirement of existing CCR facilities are being evaluated.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2018 and December 31, 2017, DTE Gas had $32 million and $41 million accrued for remediation, respectively.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2018 was approximately $400 million. Payments under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2018 was $468 million. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $85 million and $44 million at September 30, 2018, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at September 30, 2018. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2018, DTE Energy had $66 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three Months Ended September 30,	(In millions)
Service cost	$24	$22	$6	$7
Interest cost	51	53	18	18
Expected return on plan assets	(82)	(78)	(36)	(33)
Amortization of:
Net actuarial loss	43	46	3	3
Prior service cost (credit)	—	1	—	(3)
Net periodic benefit cost (credit)	$36	$44	$(9)	$(8)

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Nine Months Ended September 30,	(In millions)
Service cost	$74	$69	$20	$20
Interest cost	151	160	52	55
Expected return on plan assets	(247)	(233)	(107)	(98)
Amortization of:
Net actuarial loss	132	132	8	10
Prior service cost (credit)	—	1	—	(10)
Net periodic benefit cost (credit)	$110	$129	$(27)	$(23)
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
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $30 million and $33 million for the three months ended September 30, 2018 and 2017, respectively, and $90 million and $102 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	2018	2017
Three Months Ended September 30,	(In millions)
Service cost	$5	$5
Interest cost	13	14
Expected return on plan assets	(25)	(23)
Amortization of:
Net actuarial loss	3	2
Prior service credit	—	(2)
Net periodic benefit credit	$(4)	$(4)

	Other Postretirement Benefits
	2018	2017
Nine Months Ended September 30,	(In millions)
Service cost	$15	$15
Interest cost	40	42
Expected return on plan assets	(74)	(68)
Amortization of:
Net actuarial loss	7	6
Prior service credit	—	(7)
Net periodic benefit credit	$(12)	$(12)
Pension and Other Postretirement Contributions
During 2018, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price per Share	Amount
			(In millions)
March 7, 2018	1,751,401	$99.92	$175
The above contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $175 million in March 2018. DTE Energy does not anticipate making any additional contributions to its pension or other postretirement benefit plans in 2018.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Electric	$13	$11	$39	$36
Gas	3	1	9	6
Gas Storage and Pipelines	7	10	29	32
Power and Industrial Projects	171	138	488	462
Energy Trading	6	8	18	27
Corporate and Other	1	1	2	2
	$201	$169	$585	$565
Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations
Electric	$1,521	$1,434	$4,002	$3,827
Gas	164	152	969	929
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	122	115	363	333
Power and Industrial Projects	612	537	1,717	1,592
Energy Trading	1,332	1,174	3,994	3,217
Corporate and Other	—	2	2	3
Reconciliation and Eliminations	(201)	(169)	(585)	(565)
Total	$3,550	$3,245	$10,462	$9,336

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$305	$219	$608	$463
Gas	(30)	(15)	88	93
Gas Storage and Pipelines	66	36	188	121
Power and Industrial Projects	58	44	146	104
Energy Trading	(13)	1	13	97
Corporate and Other	(52)	(15)	(114)	(31)
Net Income Attributable to DTE Energy Company	$334	$270	$929	$847

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$334	$270	$929	$847
Diluted Earnings per Common Share	$1.84	$1.51	$5.13	$4.72
The increase in Net Income in the third quarter and nine-month period was primarily due to higher earnings in the Electric, Gas Storage and Pipelines, and Power and Industrial Projects segments, partially offset by lower earnings in the Gas, Energy Trading, and Corporate and Other segments. The increase in the nine-month period was partially offset by true-up adjustments for the remeasurement of deferred taxes of $21 million as the adjustments increased Income Tax Expense, of which $16 million was attributable to the regulated utilities and offset to Regulatory liabilities. Additionally, during the third quarter and nine-month period, DTE Energy recorded a valuation allowance of $20 million for the AMT credit carryover. This adjustment also increased Income Tax Expense. Total Income Tax Expense decreased from the prior year due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018.
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
DTE Gas' capital investments over the 2018-2022 period are estimated at $2.1 billion comprised of $950 million for base infrastructure, $1.1 billion for gas main renewal, meter move out, and pipeline integrity programs, and $10 million for expenditures related to the NEXUS Pipeline. DTE Gas includes base infrastructure capital expenditures in general rate case filings.
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

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. In August 2018, the EPA proposed revised emission guidelines for GHGs from existing electric utility generating units. This proposed rule, named the Affordable Clean Energy (ACE) rule, is intended to replace the Clean Power Plan rule. Comments on the proposed ACE rule are due on October 31, 2018. It is not possible to determine the potential impact of the EPA's proposed ACE rule on existing sources at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$305	$219	$608	$463
Gas	(30)	(15)	88	93
Gas Storage and Pipelines	66	36	188	121
Power and Industrial Projects	58	44	146	104
Energy Trading	(13)	1	13	97
Corporate and Other	(52)	(15)	(114)	(31)
Net Income Attributable to DTE Energy Company	$334	$270	$929	$847

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,521	$1,434	$4,002	$3,827
Fuel and purchased power — utility	438	428	1,163	1,097
Utility Margin	1,083	1,006	2,839	2,730
Operation and maintenance	352	338	1,001	1,034
Depreciation and amortization	201	188	615	549
Taxes other than income	77	74	232	229
Operating Income	453	406	991	918
Other (Income) and Deductions	67	69	211	206
Income Tax Expense	81	118	172	249
Net Income Attributable to DTE Energy Company	$305	$219	$608	$463
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. For an explanation of differences between the Electric segment and DTE Electric's Consolidated Statements of Operations, refer to Note 12 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
Utility Margin increased $77 million and $109 million in the three and nine months ended September 30, 2018, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Weather	$91	$157
Implementation of new rates	19	50
PSCR disallowance in 2017	—	13
Base sales	4	(33)
TCJA rate reduction	(40)	(117)
Regulatory mechanisms and other	3	39
Increase in Utility Margin	$77	$109

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands of MWh)
DTE Electric Sales
Residential	5,028	4,335	12,387	11,290
Commercial	4,836	4,801	13,218	13,208
Industrial	2,641	2,627	7,893	7,461
Other	49	48	157	188
	12,554	11,811	33,655	32,147
Interconnection sales(a)	629	318	2,523	2,330
Total DTE Electric Sales	13,183	12,129	36,178	34,477

DTE Electric Deliveries
Retail and wholesale	12,554	11,811	33,655	32,147
Electric retail access, including self-generators(b)	1,277	1,249	3,634	3,636
Total DTE Electric Sales and Deliveries	13,831	13,060	37,289	35,783
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $14 million and decreased $33 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter was primarily due to increased distribution expenses of $2 million and increased uncollectible expense of $9 million due to increased arrears. The decrease in the nine-month period was primarily due to decreased power plant generation expenses of $26 million, decreased distribution expenses of $19 million, and a one-time benefits expense reimbursement of $9 million, partially offset by increased uncollectible expense of $16 million due to increased arrears. The decrease in power plant generation expenses includes a decrease of $23 million of costs related to the 2016 fire at a generation facility incurred in 2017 and $8 million in related insurance proceeds received in 2018.
Depreciation and amortization expense increased $13 million and $66 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter was primarily due to an increase to depreciable base of $11 million and an increase of $4 million associated with the TRM. The increase in the nine-month period was primarily due to an increase to depreciable base of $36 million and an increase of $34 million associated with the TRM.
Other (Income) and Deductions decreased $2 million and increased $5 million in the three and nine months ended September 30, 2018, respectively. The decrease in the third quarter was primarily due to decreased non-operating retirement benefits of $2 million. The increase in the nine-month period was primarily due to lower investment earnings of $16 million, partially offset by decreased non-operating retirement benefits of $10 million.
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
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. On June 28, 2018, the MPSC issued an order on a rehearing granting in part and denying in part, petitions for rehearings of DTE Electric and other intervenors. As a result, the approved addition to base rates increased from $65.2 million to $74.4 million. In August 2018, DTE Electric filed to refund its customers $26.2 million, inclusive of interest, based on their pro rata share of the revenue collected through the self-implementation surcharge in effect from November 1, 2017 to May 1, 2018. DTE Electric has recorded a refund liability as of September 30, 2018. The refund is proposed to be in effect commencing on November 1, 2018.

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
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Electric filed its Credit A application on May 18, 2018, reflecting a reduction in revenues of $157 million. On July 24, 2018, the MPSC issued an order approving a settlement in DTE Electric's Credit A filing reflecting a reduction in revenues of $157 million. Rates reflecting this reduction were effective August 1, 2018. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 up to the date Credit A is implemented. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Electric has been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. DTE Electric submitted its Credit B filing on September 21, 2018, reflecting a $93 million refund effective January 2019 through June 2019. The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Electric addressed Calculation C in its general rate case filed July 6, 2018.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Utility operations	$164	$152	$969	$929
Cost of gas — utility	18	12	291	278
Utility Margin	146	140	678	651
Operation and maintenance	124	109	357	328
Depreciation and amortization	32	31	95	91
Taxes other than income	15	10	54	48
Operating Income (Loss)	(25)	(10)	172	184
Other (Income) and Deductions	12	13	39	40
Income Tax Expense (Benefit)	(7)	(8)	45	51
Net Income (Loss) Attributable to DTE Energy Company	$(30)	$(15)	$88	$93
Utility Margin increased $6 million and $27 million in the three and nine months ended September 30, 2018, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Weather	$—	$46
Midstream storage and transportation revenues	2	6
Infrastructure recovery mechanism	3	4
Revenue decoupling mechanism	—	(4)
TCJA rate reduction reserve	—	(27)
Other	1	2
Increase in Utility Margin	$6	$27

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Bcf)
Gas Markets
Gas sales	8	8	91	77
End-user transportation	34	34	138	119
	42	42	229	196
Intermediate transportation	78	55	212	205
Total Gas sales	120	97	441	401
Operation and maintenance expense increased $15 million and $29 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter was primarily due to increased gas operations expenses of $9 million and increased uncollectible expense of $5 million due to increased arrears. The increase in the nine-month period was primarily due to increased uncollectible expense of $15 million due to increased arrears and increased gas operations expenses of $14 million.
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
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates was primarily due to an increase in net plant. The rate filing also requested an increase in return on equity from 10.1% to 10.5% and included projected changes in sales, operations and maintenance expenses, and working capital. On May 24, 2018, DTE Gas reduced its initial requested increase in base rates to $38.1 million, primarily due to the effects of the TCJA on the original request. On September 13, 2018, the MPSC issued an order approving an annual revenue increase of $9 million for services rendered on or after October 1, 2018. The MPSC authorized a return on equity of 10%. Refer to the discussion below for further detail regarding the impact of the TCJA Credit A filing for DTE Gas.
On January 19, 2018, DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined its recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.

On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Gas, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Gas submitted its Credit A filing on March 28, 2018, reflecting a reduction in revenues of $38.2 million. The MPSC approved the $38.2 million reduction on May 30, 2018, effective July 1, 2018. With approval of the DTE Gas Rate Order on September 13, 2018, effective October 1, 2018, this separate Credit A was terminated. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 up to the date Credit A is implemented. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Gas has been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. DTE Gas submitted its Credit B filing on July 30, 2018, reflecting a $25 million refund effective January 2019 through June 2019. On October 24, 2018, the MPSC issued an order approving the refund in DTE Gas' Credit B filing. The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas is required to file Calculation C no later than November 16, 2018.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$122	$115	$363	$333
Cost of gas — Non-utility	6	8	19	23
Operation and maintenance	25	19	71	57
Depreciation and amortization	22	19	61	57
Taxes other than income	2	1	7	5
Asset (gains) losses and impairments, net	1	1	(1)	2
Operating Income	66	67	206	189
Other (Income) and Deductions	(23)	5	(56)	(18)
Income Tax Expense	16	19	52	66
Net Income	73	43	210	141
Less: Net Income Attributable to Noncontrolling Interests	7	7	22	20
Net Income Attributable to DTE Energy Company	$66	$36	$188	$121
Operating Revenues — Non-utility operations increased $7 million and $30 million in the three and nine months ended September 30, 2018, respectively. The increase in both periods was primarily due to increased pipeline and gathering volumes.
Operation and maintenance expense increased $6 million and $14 million in the three and nine months ended September 30, 2018, respectively. The increase in both periods was primarily due to additional compression activity on the Bluestone Pipeline and Susquehanna gathering systems and increased labor related expenses.
Other (Income) and Deductions increased $28 million and $38 million in the three and nine months ended September 30, 2018, respectively. The increase in both periods was primarily due to increased earnings from pipeline investments and $16 million net loss on extinguishment of debt within the storage business in 2017.
Outlook — The Bluestone Pipeline and Susquehanna gathering system will be expanded with additional compression facilities and gathering lines as needed to accommodate shipper demand. DTE Energy believes its long-term agreements with producers and the quality of the natural gas reserves in the Marcellus region soundly position Bluestone Pipeline and Susquehanna gathering system for future revenues.
NEXUS Pipeline filed its request for in-service with the FERC at the end of September 2018 and received FERC authorization on October 10, 2018. NEXUS provides a transportation path for Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline, with an investment balance of $1,176 million at September 30, 2018.

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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$612	$537	$1,717	$1,592
Fuel, purchased power, and gas — non-utility	532	460	1,494	1,388
Non-utility Margin	80	77	223	204
Operation and maintenance	88	80	260	247
Depreciation and amortization	17	18	50	55
Taxes other than income	3	3	10	9
Asset (gains) losses and impairments, net	9	5	9	7
Operating Loss	(37)	(29)	(106)	(114)
Other (Income) and Deductions	(27)	(21)	(68)	(59)
Income Taxes
Expense (Benefit)	(1)	2	(3)	(8)
Production Tax Credits	(61)	(40)	(152)	(116)
	(62)	(38)	(155)	(124)
Net Income	52	30	117	69
Less: Net Loss Attributable to Noncontrolling Interests	(6)	(14)	(29)	(35)
Net Income Attributable to DTE Energy Company	$58	$44	$146	$104
Operating Revenues — Non-utility operations increased $75 million and $125 million in the three and nine months ended September 30, 2018, respectively. The increase was due to the following:

	Three Months	Nine Months
	(In millions)
Higher production offset by lower coal prices in the REF business	$—	$60
Higher production and higher coal prices in the REF business	62	—
Higher demand due to improved conditions in the steel business	5	42
Higher production in the renewables business	6	22
Other	2	1
	$75	$125
Non-utility Margin increased $3 million and $19 million in the three and nine months ended September 30, 2018, respectively. The following table details changes in Non-utility margin relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
New projects and higher production in the renewables business	$6	$18
Higher production in the REF business	(2)	(2)
Other	(1)	3
	$3	$19

Operation and maintenance expense increased $8 million and $13 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter and nine-month period was primarily due to higher production in the REF business.
Depreciation and amortization expense decreased $1 million and $5 million in the three and nine months ended September 30, 2018, respectively. The decrease in the third quarter and nine-month period was primarily due to a termination of a project in the REF business.
Other (Income) and Deductions increased $6 million and $9 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter and nine-month period was primarily due to higher production in the REF business offset by an insurance settlement recorded in the prior year.
Income Taxes — Production Tax Credits increased $21 million and $36 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter and nine-month period was primarily due to higher production in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $8 million and $6 million in the three and nine months ended September 30, 2018, respectively. The decrease in the third quarter and nine-month period was primarily due to a termination of a project in the REF business.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at ten sites including facilities located at seven third-party owned coal-fired power plants. DTE Energy has sold membership interests in two of the facilities and entered into lease arrangements in four of the facilities. DTE Energy is currently negotiating the sales of three membership interest transactions at existing facilities and will continue to optimize the remaining facilities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$1,332	$1,174	$3,994	$3,217
Purchased power and gas — non-utility	1,328	1,154	3,913	2,999
Non-utility Margin	4	20	81	218
Operation and maintenance	19	15	53	50
Depreciation and amortization	1	1	4	3
Taxes other than income	1	1	4	4
Operating Income (Loss)	(17)	3	20	161
Other (Income) and Deductions	1	1	3	2
Income Tax Expense (Benefit)	(5)	1	4	62
Net Income (Loss) Attributable to DTE Energy Company	$(13)	$1	$13	$97
Operating Revenues — Non-utility operations increased $158 million and $777 million in the three and nine months ended September 30, 2018, respectively. The increase in the third quarter and nine-month period was primarily due to higher volumes and higher gas prices in the gas structured strategy.

Non-utility Margin decreased $16 million and $137 million in the three and nine months ended September 30, 2018, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the gas trading strategy	$21
Unfavorable results, primarily in gas structured and power trading strategies(b)	(66)
(45)
Realized Margins(a)
Favorable results, primarily in power and environmental trading, and gas storage strategies	41
Unfavorable results, primarily in the gas trading strategy	(12)
29
Decrease in Non-utility Margin	$(16)
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

(b)	Amount includes $54 million of timing related losses to gas strategies which will reverse in future periods as the underlying contracts settle.

Nine Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the gas trading strategy	$16
Unfavorable results, primarily in gas structured and gas storage strategies(b)	(151)
(135)
Realized Margins(a)
Favorable results, primarily in gas storage, and power and environmental trading strategies	55
Unfavorable results, primarily in power full requirements, gas structured, and gas trading strategies(c)	(57)
(2)
Decrease in Non-utility Margin	$(137)
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

(b)	Amount includes $144 million of timing related losses to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $8 million of timing related gains to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging, and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with regulatory changes, and changes in operating rules of Regional Transmission Organizations. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the "Fair Value" section herein and Notes 7 and 8 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net losses of $52 million and $114 million in the three and nine months ended September 30, 2018, respectively, represent increases of $37 million and $83 million from the net losses of $15 million and $31 million in the comparable 2017 period. The increase in the third quarter was primarily due to a valuation allowance for the AMT credit carryover, a reduction in the corporate tax rate from the TCJA in December 2017, higher interest expense, and one-time tax items. For the nine-month period, the increase was primarily due to a valuation allowance for the AMT credit carryover, effective tax rate adjustments, a reduction in the corporate tax rate from the TCJA in December 2017, lower excess tax benefits on stock-based compensation, higher interest expense, and one-time tax items.

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
	(In millions)
Cash, Cash Equivalents, and Restricted Cash
Cash Flow From (Used For)
Operating Activities
Net Income	$922	$832
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	826	756
Nuclear fuel amortization	39	39
Allowance for equity funds used during construction	(20)	(17)
Deferred income taxes	118	261
Asset (gains) losses and impairments, net	11	5
Working capital and other	151	(326)
Net cash from operating activities	2,047	1,550
Investing Activities
Plant and equipment expenditures — utility	(1,562)	(1,439)
Plant and equipment expenditures — non-utility	(217)	(133)
Contributions to equity method investees	(545)	(194)
Other	(12)	(36)
Net cash used for investing activities	(2,336)	(1,802)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,433	1,010
Redemption of long-term debt	(105)	(385)
Short-term borrowings, net	(544)	160
Issuance of common stock	7	—
Repurchase of common stock	—	(51)
Dividends on common stock	(459)	(444)
REF contributions from noncontrolling interests	43	34
Distributions to noncontrolling interests	(31)	(29)
Other	(40)	(70)
Net cash from financing activities	304	225
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$15	$(27)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased by $497 million in 2018 due primarily to an increase in Net Income, Depreciation and amortization, and working capital adjustments, partially offset by a decrease to Deferred income taxes.
The change in working capital items in 2018 is primarily related to increases of cash from Accounts receivable, net, Inventories, Other current and noncurrent assets and liabilities, and Derivative assets and liabilities, partially offset by an increase in cash used for Accrued postretirement obligation.
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
Net cash used for investing activities increased by $534 million in 2018 due primarily to an increase in capital expenditures, and Contributions to equity method investees, primarily to the NEXUS pipeline, partially offset by a decrease in Investing Activities — Other, primarily the result of two 2017 acquisitions of landfill gas facilities, which are presented in Investing Activities — Other.
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
Net cash from financing activities increased by $79 million in 2018 due primarily to an increase in Issuance of long-term debt, and decreases in Redemptions of long-term debt and Repurchases of common stock, partially offset by cash used for Short-term borrowings.
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
DTE Energy has approximately $1 million in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $2.0 billion of available liquidity at September 30, 2018, consisting of cash and amounts available under unsecured revolving credit agreements.
Through September 30, 2018, DTE Energy has issued approximately $260 million of equity through the dividend reinvestment plan and pension and other employee benefit plans.
DTE Energy does not anticipate making any additional contributions to its pension or other postretirement benefit plans in 2018.

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $502 million.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2017	$8
Reclassified to realized upon settlement	69
Changes in fair value recorded to income	(85)
Amounts recorded to unrealized income	(16)
Changes in fair value recorded in regulatory liabilities	6
Change in collateral	(15)
MTM at September 30, 2018	$(17)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2021 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2018	2019	2020	2021 and Beyond	Total Fair Value
	(In millions)
Level 1	$9	$3	$(3)	$(3)	$6
Level 2	8	7	4	9	28
Level 3	(10)	(1)	3	(42)	(50)
MTM before collateral adjustments	$7	$9	$4	$(36)	(16)
Collateral adjustments					(1)
MTM at September 30, 2018					$(17)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2018:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$295	$—	$295
BBB+ and BBB	270	—	270
BBB−	39	—	39
Total Investment Grade	604	—	604
Non-investment grade(b)	6	—	6
Internally Rated — investment grade(c)	343	(1)	342
Internally Rated — non-investment grade(d)	33	(8)	25
Total	$986	$(9)	$977
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 19% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented 1% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 14% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 1% of the total gross credit exposure.

Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2018, DTE Energy had a floating rate debt-to-total debt ratio of 0.6%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2018 and 2017 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2018	2017	2018	2017	Change in the Fair Value of
	(In millions)
Gas contracts	$(7)	$3	$9	$(3)	Commodity contracts
Power contracts	$8	$9	$(11)	$(11)	Commodity contracts
Interest rate risk — DTE Energy	$(618)	$(545)	$649	$548	Long-term debt
Interest rate risk — DTE Electric	$(282)	$(249)	$304	$267	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
An FOV was issued by the EPA to DTE Electric in 2017 alleging violations related to exceedances of mercury emission limits for the Monroe Power Plant. DTE Electric and the EPA have agreed to address the alleged violations through a consent agreement and the payment of a $120,000 civil penalty.
In March 2018, the Trenton Channel Power Plant experienced exceedances of its mercury emission limits. The exceedances were reported to the EPA and the MDEQ. On September 12, 2018, the EPA issued a NOV. DTE Electric is currently working with the EPA to address the NOV.  At this time, DTE Electric cannot predict the impact of the NOV.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2018:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2018 — 07/31/2018	1,948	$103.35	—	—	—
08/01/2018 — 08/31/2018	1,273	$109.28	—	—	—
09/01/2018 — 09/30/2018	298	$111.27	—	—	—
Total	3,519		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.300
Forty-ninth Supplemental Indenture dated as of August 1, 2018, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee. (2018 Series B and C)
X

4.301
Supplemental Indenture dated as of August 1, 2018, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2018 Series D)
X

12.87	Computation of Ratio of Earnings to Fixed Charges	X

12.88	Computation of Ratio of Earnings to Fixed Charges		X

31.153	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.154	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.155	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.156	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.153	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.154	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.155	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.156	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 24, 2018
DTE ENERGY COMPANY

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)