Form 10-K
period 2018-12-31
DTE ENERGY CO; DTE Electric Co
filed 2019-02-07
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
On June 29, 2018, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $18.5 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 25, 2019:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	181,923,685

DTE Electric	Common Stock, $10 par value, directly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2019 Annual Meeting of Common Shareholders to be held May 9, 2019, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

AMV	Applicable Market Value

ANPR	Advanced Notice of Proposed Rulemaking

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

CON	Certificate of Necessity

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 equity units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition.

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures.

IRM	Infrastructure Recovery Mechanism

IRS	Internal Revenue Service

ISO	Independent System Operator

LIBOR	London Inter-Bank Offered Rates

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

DEFINITIONS

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

PG&E	Pacific Gas and Electric Corporation

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the IRS.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage.

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

RNG	Renewable Natural Gas

RSN	Remarketable Senior Notes

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment.

Shenango	Shenango Incorporated is a coke battery plant located in Pittsburgh, PA, that was closed in January 2016 and is included in the Power and Industrial Projects segment.

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017

TCJA rate reduction liability	Beginning January 1, 2018, as a result of the change in the corporate tax rate, DTE Electric and DTE Gas have reduced revenue and recorded an offsetting regulatory liability.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as "anticipate," "believe," "expect," "may," "could," "projected," "aspiration," "plans," and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•
impact of regulation by the EPA, the FERC, the MPSC, the NRC, and for DTE Energy, the CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	the operational failure of electric or gas distribution systems or infrastructure;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	the risk of a major safety incident;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	the cost of protecting assets against, or damage due to, cyber incidents and terrorism;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	advances in technology that produce power or reduce power consumption;

•	changes in the financial condition of significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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
The Registrants' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to such reports are available free of charge through the Investor Relations Reports and Filings page of DTE Energy's website: www.dteenergy.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.
The DTE Energy Code of Ethics and Standards of Behavior, Board of Directors’ Mission and Guidelines, Board Committee Charters, and Categorical Standards for Director Independence are also posted on the DTE Energy website. The information on DTE Energy’s website is not part of this report or any other report that DTE Energy files with, or furnishes to, the SEC.
Additionally, the public may read and copy any materials the Registrants file electronically with the SEC at www.sec.gov.
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
Weather, economic factors, competition, energy waste reduction initiatives, and electricity prices affect sales levels to customers. DTE Electric's peak load and highest total system sales generally occur during the third quarter of the year, driven by air conditioning and other cooling-related demands. DTE Electric's operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Electric.
See Note 4 to the Consolidated Financial Statements in Item 8 of the Report, "Revenue."

Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 24 million tons of low-sulfur western coal and approximately 850 thousand tons of Appalachian coal to be delivered from 2019 to 2022. All of these contracts have pricing schedules. DTE Electric has approximately 86% of the expected coal requirements for 2019 under contract. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under contract through 2021. Contracts covering expected vessel transportation requirements for delivery of purchased coal to electric generating facilities are under contract through 2019.
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
Generating facilities owned and in service as of December 31, 2018 are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River(b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe(c)	Monroe	1971, 1973, and 1974	3,066
River Rouge	Wayne	1958	272
St. Clair	St. Clair	1953, 1954, 1961, and 1969	1,216
Trenton Channel	Wayne	1968	495
			6,868
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	2,033
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,054
Renewables(e)
Wind(f)
Brookfield Wind Park	Huron	2014	75
Echo Wind Park	Huron	2014	112
Gratiot Wind Park	Gratiot	2011 and 2012	102
Pinnebog Wind Park	Huron	2016	51
Thumb Wind Project	Huron and Sanilac	2012	110
			450
Solar
Utility-Owned SolarCurrents	Various	2010-2016	14
Utility Scale Solar	Various	2017	50
			64
			11,610
_______________________________________

(a)
Represents summer net rating for all units with the exception of renewable facilities. The summer net rating is based on operating experience, the physical condition of units, environmental control limitations, and customer requirements for steam, which would otherwise be used for electric generation. Wind and solar facilities reflect name plate capacity measured in alternating current.

(b)	Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(c)	The Monroe generating plant provided 43% of DTE Electric’s total 2018 power plant generation.

(d)	Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,151 MW. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(e)	In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 481 MW of renewable power generated from wind, solar, and biomass facilities.

(f)
In December 2018, DTE Electric acquired the majority of the Pine River Wind Park with a Net Generation Capacity of 161 MW located in Gratiot County, which is expected to be placed into service in the first quarter of 2019.

See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.

DTE Electric owns and operates 696 distribution substations with a capacity of approximately 36,661,000 kilovolt-amperes (kVA) and approximately 442,700 line transformers with a capacity of approximately 32,059,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2018 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,498	15,252
24 kV	182	686
40 kV	2,306	376
120 kV	61	8
	31,047	16,322
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost effective manner. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers. This generation will require continuing investments in DTE Electric's primary coal generating units, a natural gas fueled combined cycle generation facility, and renewables.
DTE Electric's distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to customers. DTE Electric seeks to increase operational efficiencies to increase customer satisfaction at an affordable rate.

The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Customers with retail access to alternative electric suppliers represented approximately 10% of retail sales in 2018, 2017, and 2016 and consisted primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total retail access related migration, mitigating some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full service customer rates. Energy legislation passed in 2016 retained the 10% retail access cap with some revisions. DTE Electric expects that customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales in 2019.
Competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers and from distributed generation applications by industrial and commercial customers. DTE Electric does not expect significant competition for distribution to any group of customers in the near term.
Revenues from year to year will vary due to weather conditions, economic factors, regulatory events, and other risk factors as discussed in the "Risk Factors" in Item 1A. of this Report.
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
See Note 4 to the Consolidated Financial Statements in Item 8 of the Report, "Revenue."
Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 66% of the volume coming from underground storage for 2018. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers, and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2021.

DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2018 are listed below.

	Availability (MDth/d)	Contract Expiration
Great Lakes Gas Transmission L.P.	30	2022
Viking Gas Transmission Company	21	2022
Vector Pipeline L.P. (an affiliate)	20	2022
ANR Pipeline Company	129	2028
Panhandle Eastern Pipeline Company	125	2029
NEXUS Pipeline (an affiliate)	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 19,800 miles of distribution mains, approximately 1,305,000 service pipelines, and approximately 1,273,000 active meters, and DTE Gas owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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

Strategy and Competition
DTE Gas' strategy is to ensure the safe, reliable, and cost effective delivery of natural gas service within its franchised markets in Michigan. In addition, DTE Gas is promoting the extension of its distribution system to underserved markets and the increased use of natural gas furnaces, water heaters, and appliances within its current customer base. DTE Gas continues to focus on the reduction of operating costs and the delivery of energy waste reduction products and services to its customers, making natural gas service the preferred fuel and even more affordable for its customers.
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
Properties
Gas Storage and Pipelines holds the following properties:

Property Classification	% Owned	Description	Location
Pipelines
Appalachia Gathering System	100%	116-mile pipeline delivering Marcellus Shale gas to Texas Eastern Pipeline and Stonewall Gas Gathering system	PA and WV
Birdsboro Pipeline	100%	14-mile pipeline delivering gas supply to the Birdsboro Power Plant	PA
Bluestone Pipeline	100%	64-mile pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA and NY
Michigan gathering systems	100%	590-mile pipeline system in northern Michigan	MI
Millennium Pipeline	26%	269-mile pipeline serving markets in the Northeast	NY
NEXUS Pipeline	50%	256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers	OH and MI
Stonewall Gas Gathering	55%	68-mile pipeline connecting Appalachia Gathering System to Columbia Pipeline	WV
Susquehanna gathering system	100%	203-mile pipeline delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Pipeline	PA
Tioga Gas Gathering	100%	3-mile pipeline delivering production gas to Dominion Transmission interconnect	PA
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers	IL, IN, MI, and Ontario
Storage
Washington 10	100%	75 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI

The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, DTE Gas provides physical operations, maintenance, and technical support for the Washington 10 and 28 storage facilities and for the Michigan gathering systems.
Regulation
Gas Storage and Pipelines operates natural gas storage facilities in Michigan as intrastate facilities regulated by the MPSC, and provides intrastate storage and related services pursuant to an MPSC-approved tariff. Gas Storage and Pipelines also provides interstate services in accordance with an Operating Statement on file with the FERC. Vector, Millennium, Birdsboro, and NEXUS Pipelines provide interstate transportation services in accordance with their FERC-approved tariffs. In addition, NEXUS and Vector are subject to applicable laws, rules, and regulations in Canada. Gas Storage and Pipelines' gathering and pipeline assets are subject to the rules and regulations of various state utility commissions.
Strategy and Competition
Gas Storage and Pipelines expects to continue its steady growth plan by expanding existing assets, acquiring and/or developing new assets that are typically supported with long-term customer commitments. The focus will be on opportunities in the Midwest to Northeast region to supply natural gas to meet growing demand and displace less attractive supply from certain regions in North America. Much of the growth in demand for natural gas is expected to occur in the eastern Canada and the northeast U.S. regions. Gas Storage and Pipelines believes that the Vector, Millennium, and NEXUS Pipelines are well positioned to provide access routes and low-cost expansion options to these markets due to growth in production from the Marcellus/Utica Shales in Pennsylvania and West Virginia. Gas Storage and Pipelines has agreements with key producers that support its Bluestone Pipeline, Susquehanna gathering, Tioga gathering, AGS, and SGG businesses. Gas Storage and Pipelines is evaluating new pipeline and storage investment opportunities that could include additional pipeline and gathering expansions, laterals, compression, and other Marcellus/Utica shale midstream development or partnering opportunities.
Gas Storage and Pipelines has competition from other pipelines and storage providers. Operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of Gas Storage and Pipelines.
POWER AND INDUSTRIAL PROJECTS
Description
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and gas from renewable energy projects. This business segment provides services using project assets usually located on or near the customers' premises in the steel, automotive, pulp and paper, airport, chemical, and other industries as follows:
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

•
Renewable Gas Recovery — Power and Industrial Projects has ownership interests in, and operates, twenty-three gas recovery sites in nine different states. The sites recover methane from landfills and agricultural businesses and convert the gas to generate electricity, replace fossil fuels in industrial and manufacturing operations, or refine to pipeline-quality gas, which can then be used as vehicle fuel.

Reduced Emissions Fuel

•
Reduced Emissions Fuel — Power and Industrial Projects has constructed and placed in service REF facilities at ten sites including facilities located at seven third-party owned coal-fired power plants. DTE Energy has sold membership interests in five of the facilities and entered into lease arrangements in three of the facilities. In addition, DTE Energy has an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant. The facilities blend a proprietary additive with coal used in coal-fired power plants, resulting in reduced emissions of nitrogen oxide and mercury. Qualifying facilities are eligible to generate tax credits for ten years upon achieving certain criteria. The value of a tax credit is adjusted annually by an inflation factor published by the IRS. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds. The economic benefit of the REF facilities is dependent upon the generation of production tax credits.

Properties and Other
The following are significant properties operated by Power and Industrial Projects:

Business Areas	Location	Service Type
Industrial Energy Services
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Business Park	PA	Electricity
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Renewable Energy
Pulp and Paper	AL	Electric Generation and Steam
Renewables	CA and MN	Electric Generation
Renewable Gas Recovery	AZ, CA, MI, NC, NY, OH, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Reduced Emissions Fuel	MI, OH, IL, PA, TX, and WI	REF Supply

	2018	2017	2016
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$178	$144	$103
Renewables	7	6	8
Renewable Gas Recovery	3	3	3
	$188	$153	$114
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
Power and Industrial Projects intends to focus on the following areas for growth:

•	Providing operating services to owners of on-site industrial power plants;

•	Acquiring and developing renewable gas recovery facilities, renewable energy projects, and other energy projects.
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
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation and expect to continue recovering environmental costs related to utility operations through rates charged to customers. The following table summarizes DTE Energy's, including DTE Electric's, estimated significant future environmental expenditures based upon current regulations. Pending or future reconsiderations of current regulations may impact the estimated expenditures summarized in the table below. The amounts reported in the table do not include any expenditures related to the EPA Clean Power Plan that has been stayed as discussed below. Actual costs to comply could vary substantially. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented.

	DTE Electric	DTE Gas	Non-utility	Total
	(In millions)
Water	$60	$—	$—	$60
Contaminated and other sites	10	25	—	35
Coal combustion residuals and effluent limitations guidelines	515	—	—	515
Estimated total future expenditures through 2025	$585	$25	$—	$610
Estimated 2019 expenditures	$30	$15	$—	$45
Estimated 2020 expenditures	$60	$5	$—	$65
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
Coal Combustion Residuals and Effluent Limitations Guidelines — In April 2015, the EPA published a final rule for the disposal of coal combustion residuals, commonly known as coal ash. The rule became effective in October 2015. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. In 2018, DTE Electric updated its estimated expenditures to remediate accordingly. On October 12, 2018, a D.C. District Court decision became effective that may affect the timing of closure of coal ash impoundments that are not lined with an engineered liner system. In 2019, the EPA is expected to affirmatively undertake rulemaking to implement the D.C. District Court's decision that will determine any changes to DTE Electric's plans in the operations and closure of coal ash impoundments.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which requires additional controls to be installed between 2018 and 2023. The initial costs to comply with this rule are under development and estimates are included in the Coal Combustion Residual and Effluent Limitations Guidelines amount in the above table.
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule to postpone certain applicable deadlines within the ELG rule. The final rule was published on September 18, 2017. The final rule nullified the administrative stay but also extended the earliest compliance deadlines for the FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule.
Air — DTE Electric is subject to the EPA ozone and fine particulate transport, and acid rain regulations that limit power plant emissions of SO2 and NOX. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to emission controls on fossil-fueled power plants to reduce SO2, NOX, mercury, and other emissions. These rulemakings could require additional controls for SO2, NOX, and other hazardous air pollutants over the next few years. DTE Electric does not anticipate additional capital expenditures to comply with air pollution requirements through 2025, pending the results of future rulemakings.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA has finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. In October 2017, the EPA issued a proposal to repeal the Clean Power Plan, and in August 2018 the EPA issued its proposed Affordable Clean Energy rule to replace the Clean Power Plan. In addition, in December 2018, the EPA issued proposed revisions to the carbon dioxide standards for new, modified or reconstructed fossil-fuel fired EGUs. The carbon dioxide standard for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. These proposed rules do not impact DTE Energy's goal to reduce carbon emissions 30% by the early 2020s, 45% by 2030, 75% by 2040, and more than 80% by 2050.

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
EMPLOYEES
DTE Energy and its subsidiaries had approximately 10,600 employees as of December 31, 2018, of which approximately 5,200 were represented by unions. DTE Electric had approximately 4,900 employees as of December 31, 2018, of which approximately 2,800 were represented by unions. There are several bargaining units for DTE Energy subsidiaries' represented employees. The majority of represented employees for both DTE Energy and DTE Electric are under contracts that expire in 2020 and 2021.

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

The Registrants' electric distribution system and DTE Energy's gas distribution system are subject to risks from their operation, which could reduce revenues, increase expenses, and have a material adverse effect on their business, financial position, and results of operations. The Registrants' electric distribution and DTE Energy’s gas distribution systems are subject to many operational risks. These operational systems and infrastructure have been in service for many years. Equipment, even when maintained in accordance with good utility practices, is subject to operational failure, including events that are beyond the Registrants' control, and could require significant operation and maintenance expense or capital expenditures to operate efficiently. Because the Registrants’ distribution systems are interconnected with those of third parties, the operation of the Registrants’ systems could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.
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
The Registrants' businesses have safety risks. The Registrants' electric distribution system, power plants, renewable energy equipment, and other facilities, and DTE Energy's gas distribution system, gas infrastructure, and other facilities, could be involved in incidents that result in injury, death, or property loss to employees, customers, third parties, or the public. Although the Registrants have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, they could experience financial loss, damage to their reputation, and negative consequences from regulatory agencies or other public authorities.
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
Threats of cyber incidents, physical security, and terrorism could affect the Registrants' business. Issues may threaten the Registrants such as cyber incidents, physical security, or terrorism that may disrupt the Registrants' operations, and could harm the Registrants' operating results.

Information security risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyberattacks, and data security breaches. The Registrants' industry requires the continued operation of sophisticated information and control technology systems and network infrastructure. Despite implementation of security measures, all of the Registrants' technology systems are vulnerable to disability or failures due to cyber incidents, physical security threats, acts of war or terrorism, and other causes, as well as loss of operational control of the Registrants' electric generation and distribution assets and, DTE Energy's gas distribution assets. If the Registrants' information technology systems were to fail and they were unable to recover in a timely way, the Registrants may be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants' business, operating results, and financial condition.
Suppliers, vendors, contractors, and information technology providers have access to systems that support the Registrants’ operations and maintain customer and employee data.  A breach of these third-party systems could adversely affect the business as if it was a breach of our own system.  Also, because the Registrants’ generation and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect the Registrants’ businesses, operating results, and financial condition.
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
Construction and capital improvements to the Registrants' power facilities, DTE Energy's distribution systems and its Gas Storage and Pipelines business subject them to risk. The Registrants are managing ongoing, and planning future, significant construction and capital improvement projects at the Registrants' multiple power generation and distribution facilities, at DTE Energy's gas distribution system, and at DTE Energy's Gas Storage and Pipelines business. Many factors that could cause delays or increased prices for these complex projects are beyond the Registrants' control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies), construction disputes, impediments to acquiring rights-of-way or land rights on a timely basis and on acceptable terms, cost overruns, and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect the Registrants' financial performance, operations, or expected investment returns at the affected facilities, businesses and development projects.
Operation of a nuclear facility subjects the Registrants to risk. Ownership of an operating nuclear generating plant subjects the Registrants to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation, increased capital expenditures to meet industry requirements, and operational factors that can significantly impact the performance and cost of operating a nuclear facility compared to other generation options. Insurance maintained by the Registrants for various nuclear-related risks may not be sufficient to cover the Registrants' costs in the event of an accident or business interruption at the nuclear generating plant, which may affect the Registrants' financial performance. In addition, the Registrants' nuclear decommissioning trust fund, to finance the decommissioning of the nuclear generating plant, may not be sufficient to fund the cost of decommissioning. A decline in market value of assets held in decommissioning trust funds due to poor investment performance or other factors may increase the funding requirements for these obligations. Any increase in funding requirements may have a material impact on the Registrants’ liquidity, financial position, or results of operations.

The supply and/or price of energy commodities and/or related services may impact the Registrants' financial results. The Registrants are dependent on coal for much of their electrical generating capacity as well as uranium for their nuclear operations. DTE Energy's access to natural gas supplies is critical to ensure reliability of service for utility gas customers. DTE Energy's non-utility businesses are also dependent upon supplies and prices of energy commodities and services. Price fluctuations, fuel supply disruptions, and changes in transportation costs, could have a negative impact on the amounts DTE Electric charges utility customers for electricity and DTE Gas charges utility customers for gas, and on the profitability of DTE Energy's non-utility businesses. The Registrants' hedging strategies and regulatory recovery mechanisms may be insufficient to mitigate the negative fluctuations in commodity supply prices in their utility and, for DTE Energy, non-utility businesses, and the Registrants' financial performance may therefore be negatively impacted by price fluctuations. The price of energy also impacts the market for DTE Energy's non-utility businesses that compete with utilities and alternative electric suppliers.
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
Emerging technologies may have a material adverse effect on the Registrants. Advances in technology that produce power or reduce power consumption include cost-effective renewable energy technologies, distributed generation, energy waste reduction technologies, and energy storage devices. Such developments may impact the price of energy, may affect energy deliveries as customer-owned generation becomes more cost-effective, may require further improvements to our distribution systems to address changing load demands, and could make portions of our electric system power supply and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy. Each of these factors could materially affect the Registrants’ results of operations, cash flows, or financial position.
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
Poor investment performance of pension and other postretirement benefit plan assets and other factors impacting benefit plan costs could unfavorably impact the Registrants' liquidity and results of operations. The Registrants' costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and the Registrants' required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under the Registrants' plans. The Registrants have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below the Registrants' projected return rates. A decline in the market value of the pension and other postretirement benefit plan assets will increase the funding requirements under the pension and other postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, the pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, the liabilities increase, resulting in increasing benefit expense and funding requirements. Also, if future increases in pension and other postretirement benefit costs as a result of reduced plan assets are not recoverable from the Registrants' utility customers, the results of operations and financial position of the Registrants could be negatively affected. Without sustained growth in the plan investments over time to increase the value of plan assets, the Registrants could be required to fund these plans with significant amounts of cash. Such cash funding obligations could have a material impact on the Registrants' cash flows, financial position, or results of operations.

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
Renewable portfolio standards and energy waste reduction programs may affect the Registrants' business. The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of renewable energy. The Registrants have complied with the existing federal and state legislation, but do not know what requirements may be added by federal or state legislation in the future. In addition, the Registrants expect to comply with new Michigan legislation increasing the percentage of power required to be provided by renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
The Registrants are also required by Michigan legislation to implement energy waste reduction measures and provide energy waste reduction customer awareness and education programs. These requirements necessitate expenditures, and implementation of these programs creates the risk of reducing the Registrants' revenues as customers decrease their energy usage. The Registrants cannot predict how these programs will impact their business and future operating results.

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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 5,200 and DTE Electric's approximately 2,800 represented employees. The majority of represented employees are under contracts that expire in 2020 and 2021. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.
DTE Energy's ability to utilize production tax credits may be limited. To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. DTE Energy generated production tax credits from coke production, renewable gas recovery, reduced emission fuel, and gas production operations, and for the Registrants, renewable energy generation. If the Registrants' production tax credits were disallowed in whole or in part as a result of an IRS audit or changes in tax law, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact the Registrants' earnings and cash flows.
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

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DTE Energy common stock is listed under the ticker symbol "DTE" on the New York Stock Exchange, which is the principal market for such stock.
At December 31, 2018, there were 181,925,281 shares of DTE Energy common stock outstanding. These shares were held by a total of 51,338 shareholders of record.
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
See the following table for information as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	52,100	$43.30	2,897,674
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2018:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2018 — 10/31/2018	143	$110.14	—	—	—
11/01/2018 — 11/30/2018	—	$—	—	—	—
12/01/2018 — 12/31/2018	—	$—	—	—	—
Total	143		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2014	2015	2016	2017	2018
DTE Energy Company	34.61	(3.77)	26.93	14.59	4.19
S&P 500 Index	13.69	1.38	11.95	21.82	(4.39)
S&P 500 Multi-Utilities Index	28.94	(1.73)	18.56	12.09	1.77

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2013	2014	2015	2016	2017	2018
DTE Energy Company	100.00	134.61	129.54	164.41	188.40	196.30
S&P 500 Index	100.00	113.69	115.26	129.04	157.19	150.29
S&P 500 Multi-Utilities Index	100.00	128.94	126.71	150.22	168.38	171.35

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

	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
Operating Revenues	$14,212	$12,607	$10,630	$10,337	$12,301
Net Income Attributable to DTE Energy Company(a)	$1,120	$1,134	$868	$727	$905
Diluted Earnings Per Common Share	$6.17	$6.32	$4.83	$4.05	$5.10
Financial Information
Dividends declared per share of common stock	$3.60	$3.36	$3.06	$2.84	$2.69
Total Assets	$36,288	$33,767	$32,041	$28,662	$27,827
Long-Term Debt(b)	$12,134	$12,185	$11,269	$8,760	$8,271
Shareholders’ equity	$10,237	$9,512	$9,011	$8,772	$8,327
_______________________________________

(a)	The 2017 results include a $105 million net income tax benefit related to the enactment of the TCJA.

(b)	Long-Term Debt includes Capital lease obligations and excludes debt due within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2018 Operating Revenues of approximately $14.2 billion and Total Assets of approximately $36.3 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$1,120	$1,134	$868
Diluted Earnings per Common Share	$6.17	$6.32	$4.83
The decrease in 2018 Net Income Attributable to DTE Energy Company was primarily due to lower earnings in the Gas Storage and Pipelines, Energy Trading, and Corporate and Other segments, partially offset by higher earnings in the Electric, Gas, and Power and Industrial Projects segments. The 2018 decrease was partially attributable to true-up adjustments for the remeasurement of deferred taxes of $21 million as the adjustments increased Income Tax Expense, of which $17 million was attributable to the regulated utilities and increased Regulatory liabilities. The increase in 2017 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Gas Storage and Pipelines, Energy Trading, and Power and Industrial Projects segments, partially offset by lower earnings in the Corporate and Other segment. The 2017 increase was also due to $105 million of net income tax benefit related to the enactment of the TCJA.
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
In May 2017, DTE Energy announced its plan to reduce carbon emissions. This goal will be attained by cutting carbon emissions 30% by the early 2020s, 45% by 2030, 75% by 2040, and more than 80% by 2050. To achieve this reduction, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. In May 2018, DTE Energy announced its plans to accelerate its clean energy initiatives by targeting at least a 50% clean energy goal by 2030 to be achieved through a combination of investments in renewable energy and energy waste reduction projects. Refer to the "Capital Investments" section below for further discussion.
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
DTE Electric's capital investments over the 2019-2023 period are estimated at $11.3 billion comprised of $4.0 billion for capital replacements and other projects, $4.6 billion for distribution infrastructure, and $2.7 billion for new generation. DTE Electric has retired four coal-fired generation units at the Trenton Channel, River Rouge, and St Clair facilities and has announced plans to retire its remaining thirteen coal-fired generating units. Seven of these coal-fired generating units will be retired through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy waste reduction, demand response, and natural gas fueled generation. In April 2018, DTE Electric received approval from the MPSC to build a natural gas fueled combined cycle generation facility to provide approximately 1,100 megawatts of energy beginning in 2022. In August 2018, DTE Electric began construction on its natural gas fueled combined cycle generation facility. In March 2018, DTE Electric filed its 2018 Renewable Energy Plan with the MPSC proposing approximately 1,000 additional megawatts of energy from new wind and solar projects to be completed by 2022. The MPSC had previously approved 300 of the 1,000 additional megawatts for wind projects in an MPSC order received in September 2016. In January 2018, DTE Electric filed with the MPSC its five-year distribution operations investment and maintenance plan to improve system reliability. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment. For further discussion of regulatory matters, see Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
DTE Gas' capital investments over the 2019-2023 period are estimated at $2.5 billion comprised of $1.2 billion for base infrastructure, and $1.3 billion for gas main renewal, meter move out, and pipeline integrity programs. DTE Gas plans to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2019-2023 period are estimated at $4.0 billion to $5.0 billion for gathering and pipeline investments and expansions. Power and Industrial Projects' capital investments over the 2019-2023 period are estimated at $1.0 billion to $1.4 billion for industrial energy services and RNG projects.

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
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOX. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce SO2, NOX, mercury, and other emissions. Additional rulemakings may occur over the next few years which could require additional controls for SO2, NOX, and other hazardous air pollutants. To comply with existing requirements, DTE Electric spent approximately $2.4 billion through 2018. DTE Electric does not anticipate additional capital expenditures through 2025.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. In August 2018, the EPA proposed revised emission guidelines for GHGs from existing electric utility generating units. The proposed rule, named the Affordable Clean Energy (ACE) rule, is intended to replace the Clean Power Plan rule. Comments on the proposed ACE rule were due on October 31, 2018. It is not possible to determine the potential impact of the EPA's proposed ACE rule on existing sources at this time.
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
Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas fueled generation, and/or nuclear sources, energy waste reduction initiatives, and the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
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

	2018	2017	2016
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$664	$606	$622
Gas	150	146	138
Gas Storage and Pipelines	235	275	119
Power and Industrial Projects	161	138	95
Energy Trading	39	72	(45)
Corporate and Other	(129)	(103)	(61)
Net Income Attributable to DTE Energy Company	$1,120	$1,134	$868
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	2018	2017	2016
	(In millions)
Operating Revenues — Utility operations	$5,298	$5,102	$5,225
Fuel and purchased power — utility	1,552	1,454	1,532
Utility Margin	3,746	3,648	3,693
Operation and maintenance	1,437	1,382	1,408
Depreciation and amortization	836	753	750
Taxes other than income	307	302	284
Asset (gains) losses and impairments, net	(1)	—	—
Operating Income	1,167	1,211	1,251
Other (Income) and Deductions	310	284	276
Income Tax Expense	193	321	353
Net Income Attributable to DTE Energy Company	$664	$606	$622
See DTE Electric's Consolidated Statements of Operations in Item 8 of this Report for a complete view of its results. For an explanation of differences between the Electric segment and DTE Electric's Consolidated Statements of Operations, refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
Utility Margin increased $98 million in 2018 and decreased $45 million in 2017. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	2018	2017
	(In millions)
Weather	$152	$(109)
Implementation of new rates	51	124
Regulatory mechanism — TRM	40	(26)
PSCR disallowance in 2017	13	(13)
Base sales	(3)	(26)
TCJA rate reduction	(156)	—
Other regulatory mechanisms and other	1	5
Increase (decrease) in Utility Margin	$98	$(45)

	2018	2017	2016
	(In thousands of MWh)
DTE Electric Sales
Residential	15,959	14,885	15,875
Commercial	17,282	17,283	17,521
Industrial	10,324	9,897	10,004
Other	221	258	264
	43,786	42,323	43,664
Interconnection sales(a)	2,796	2,623	2,334
Total DTE Electric Sales	46,582	44,946	45,998

DTE Electric Deliveries
Retail and wholesale	43,786	42,323	43,664
Electric retail access, including self-generators(b)	4,737	4,820	4,936
Total DTE Electric Sales and Deliveries	48,523	47,143	48,600
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric sales increased for residential, commercial, and industrial primarily due to favorable weather in 2018.
Operation and maintenance expense increased $55 million in 2018 and decreased $26 million in 2017. The increase in 2018 was primarily due to increased uncollectible expense of $34 million due to customer billing initiatives following implementation of the new billing system, increased power plant generation expense of $24 million, an increase in energy waste reduction expense of $10 million to meet higher energy savings targets, partially offset by decreased distribution operations expense of $13 million. The decrease in 2017 was primarily due to decreased power plant generation expenses of $66 million, partially offset by increased storm restoration expenses of $27 million, and increased line clearance expenses of $10 million. The decrease in power plant generation includes an increase of $6 million of costs related to the 2016 fire at a generation facility, offset by $21 million of insurance proceeds received in 2017.
Depreciation and amortization expense increased $83 million in 2018 and increased $3 million in 2017. In 2018, the increase was primarily due to an increase to depreciable base of $46 million and an increase of $42 million associated with the TRM, partially offset by a decrease in regulatory asset amortization of $5 million. In 2017, the increase was due to $45 million of increased expense from an increased depreciable base, partially offset by a decrease of $29 million associated with the TRM, and a decrease of $13 million in amortization of regulatory assets.

Other (Income) and Deductions increased $26 million in 2018 and increased $8 million in 2017. The increase in 2018 was primarily due to higher interest expense of $9 million and change in investment earnings (loss of $11 million in 2018 compared to a gain of $26 million in 2017), partially offset by decreased non-operating retirement benefits expense of $13 million and a contribution to the DTE Energy Foundation of $7 million in 2017. The increase in 2017 was primarily due to higher interest expense of $10 million, lower interest income of $8 million related to a sales and use tax settlement received in 2016, and a $7 million contribution to the DTE Energy Foundation, partially offset by $12 million of higher investment earnings and a $3 million decrease in Low Income Self-Sufficiency Plan (LSP) contributions to not-for-profit organizations in 2016.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. DTE Electric will maintain a strong focus on customers by increasing reliability and satisfaction while keeping customer rate increases affordable. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change, and effects of energy waste reduction programs.
DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requests an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. DTE Electric also included Calculation C in this filing to address all remaining issues relative to the enactment of the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. A final MPSC order in this case is expected by May 2019. Refer to Note 9 to the Consolidated Financial Statements, “Regulatory Matters” for additional information.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	2018	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,436	$1,388	$1,324
Cost of gas — utility	446	443	454
Utility Margin	990	945	870
Operation and maintenance	502	449	440
Depreciation and amortization	133	123	106
Taxes other than income	73	65	64
Asset (gains) losses and impairments, net	—	—	4
Operating Income	282	308	256
Other (Income) and Deductions	65	84	41
Income Tax Expense	67	78	77
Net Income Attributable to DTE Energy Company	$150	$146	$138
Utility Margin increased $45 million in 2018 and increased $75 million in 2017. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	2018	2017
	(In millions)
Weather	$46	$(6)
Implementation of new rates	15	80
Midstream storage and transportation revenues	15	(5)
Regulatory mechanism — RDM	(3)	4
TCJA rate reduction	(40)	—
Other regulatory mechanisms and other	12	2
Increase in Utility Margin	$45	$75

	2018	2017	2016
	(In Bcf)
Gas Markets
Gas sales	135	119	116
End-user transportation	187	165	182
	322	284	298
Intermediate transportation	329	260	214
Total Gas sales	651	544	512
Operation and maintenance expense increased $53 million in 2018 and increased $9 million in 2017. The increase in 2018 was primarily due to increased uncollectible expense of $28 million due to customer billing initiatives following implementation of a new customer billing system and higher gas operations expenses of $22 million, which included increased investment spending and higher pipeline integrity expenses. The increase in 2017 was primarily due to increased corporate expenses of $3 million and increased gas operations expenses of $3 million.
Depreciation and amortization expense increased $10 million in 2018 and increased $17 million in 2017. The increase in 2018 was primarily due to an increased depreciable base. The increase in 2017 was primarily due to an increased depreciable base and higher depreciation rates.
Other (Income) and Deductions decreased $19 million in 2018 and increased $43 million in 2017. The decrease in 2018 was primarily due to lower contributions to the DTE Energy Foundation and other not-for-profit organizations of $27 million, partially offset by higher net interest expense of $6 million. The increase in 2017 was primarily due to increased non-operating retirement benefits expenses of $31 million, increased contributions to the DTE Energy Foundation and other not-for-profit organizations of $7 million and higher interest expense of $5 million.
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
DTE filed its Calculation C case with the MPSC on November 16, 2018 to reduce the revenue requirement by $12 million related to the amortization of deferred tax remeasurement. Calculation C addresses all remaining issues relative to the enactment of the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. Refer to Note 9 to the Consolidated Financial Statements, “Regulatory Matters” for additional information.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	2018	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$485	$453	$302
Cost of gas — Non-utility	22	30	6
Operation and maintenance	103	83	81
Depreciation and amortization	82	76	45
Taxes other than income	8	8	4
Asset (gains) losses and impairments, net	—	2	—
Operating Income	270	254	166
Other (Income) and Deductions	(61)	(18)	(31)
Income Tax Expense (Benefit)	68	(30)	71
Net Income	263	302	126
Less: Net Income Attributable to Noncontrolling Interests	28	27	7
Net Income Attributable to DTE Energy Company	$235	$275	$119
Operating Revenues — Non-utility operations increased $32 million in 2018 and increased $151 million in 2017. The increase in both periods was primarily due to increased pipeline and gathering volumes. The 2017 increase was also due to the acquisition of AGS and SGG in October 2016.
Cost of gas — Non-utility decreased $8 million in 2018 and increased $24 million in 2017. The 2018 decrease was driven by lower physical purchases of gas from AGS customers for resale to optimize available transportation capacity. The 2017 increase was driven by higher physical purchases of gas from AGS customers for resale to optimize available transportation capacity.
Operation and maintenance expense increased $20 million in 2018 and increased $2 million in 2017. The 2018 increase was primarily due to increased labor related expenses and additional compression activity on the Bluestone Pipeline and Susquehanna gathering systems.
Depreciation and amortization expense increased $6 million in 2018 and increased $31 million in 2017. The 2017 increase was primarily due to the acquisition of AGS and SGG in October 2016.
Other (Income) and Deductions increased $43 million in 2018 and decreased $13 million in 2017. The 2018 increase was primarily due to increased earnings from pipeline investments and a $16 million net loss on extinguishment of debt within the storage business in 2017, partially offset by higher interest expense. The 2017 decrease was primarily due to a $16 million net loss on extinguishment of debt within the storage business and contributions to the DTE Energy Foundation and other not-for-profit organizations, partially offset by increased earnings from pipeline investments.
Income Tax Expense (Benefit) increased $98 million in 2018 and decreased $101 million in 2017. The changes were primarily driven by the $115 million remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017. The 2017 change was partially offset by increased tax expense on higher earnings in 2017.
Net Income Attributable to Noncontrolling Interests increased $1 million in 2018 and increased $20 million in 2017. The 2017 increase was primarily due to the acquisition of SGG in October 2016.
Outlook — DTE Energy believes its long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica region soundly position the gathering systems for future revenues.
NEXUS Pipeline was placed in service in in October 2018. The NEXUS Pipeline provides a transportation path for Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of $1.26 billion at December 31, 2018.

On January 11, 2019, NEXUS signed an agreement to purchase Generation Pipeline, LLC, a public utility regulated by the Public Utilities Commission of Ohio. This 23-mile pipeline system supplies gas to industrial customers in the Toledo, OH area, has existing interconnects with ANR Pipeline Company and Panhandle Eastern Pipeline Company, and is located 4 miles away from Nexus. The transaction is expected to close in the first half of 2019 upon regulatory approvals.
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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	2018	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$2,204	$2,089	$1,906
Fuel, purchased power, and gas — non-utility	1,888	1,813	1,640
Non-utility Margin	316	276	266
Operation and maintenance	363	342	317
Depreciation and amortization	67	72	72
Taxes other than income	12	11	13
Asset (gains) losses and impairments, net	27	20	(1)
Operating Loss	(153)	(169)	(135)
Other (Income) and Deductions	(89)	(63)	(49)
Income Taxes
Benefit	(7)	(42)	(26)
Production Tax Credits	(188)	(153)	(114)
	(195)	(195)	(140)
Net Income	131	89	54
Less: Net Loss Attributable to Noncontrolling Interests	(30)	(49)	(41)
Net Income Attributable to DTE Energy Company	$161	$138	$95

Operating Revenues — Non-utility operations increased $115 million in 2018 and increased $183 million in 2017. The changes are due to the following:

2018
(In millions)
Higher demand due to improved conditions in the steel business	$59
Higher production in the renewables business	25
Higher production, offset by lower coal prices in the REF business	18
Higher sales primarily associated with new contracts in the on-site business	13
$115

2017
(In millions)
Higher demand due to improved conditions in the steel business	$107
Higher production driven by new projects, offset by lower coal prices in the REF business	102
Lower production and one-time recovery in 2016, offset by an acquisition in the renewables business	(9)
Lower sales primarily associated with expired contracts in the on-site business	(17)
$183
Non-utility Margin increased $40 million in 2018 and increased $10 million in 2017. The changes are due to the following:

2018
(In millions)
Higher production in the renewables business	$20
Higher sales primarily associated with new contracts in the on-site business	12
Higher demand due to improved conditions in the steel business	8
$40

2017
(In millions)
Higher demand due to improved conditions in the steel business	$42
Lower production and one-time recovery in 2016 in the renewables business	(11)
Lower sales primarily associated with expired contracts in the on-site business	(15)
Other	(6)
$10
Operation and maintenance expense increased $21 million in 2018 and increased $25 million in 2017. The 2018 increase was primarily due to higher production in the REF business of $11 million and new contracts in the on-site business of $8 million. The 2017 increase was primarily due to an increase in maintenance spending driven by improved conditions in the steel business of $16 million, higher maintenance and a new acquisition in the renewables business of $7 million, and an increase associated with new projects in the REF business of $5 million, offset by lower spending as a result of Shenango plant closure activities in the first half of 2016 of $6 million.
Asset (gains) losses and impairments, net increased $7 million in 2018 from the net loss of $20 million in 2017 and decreased $21 million in 2017 from the net gain of $1 million in 2016. The 2018 increase was primarily due to $15 million of a liability adjustment related to contingent consideration and an $8 million asset write-off associated with the renewable business in anticipation of a contract ending in 2020. The 2017 decrease was primarily due to an impairment in the REF business of $14 million and an impairment of a petroleum coke project of $6 million.

Other (Income) and Deductions increased $26 million in 2018 and increased $14 million in 2017. The 2018 increase was primarily due to higher production in the REF business of $20 million and decreased contributions to the DTE Energy Foundation of $4 million. The 2017 increase was primarily due to increased equity earnings in the renewable business of $9 million and insurance settlements in the renewable and REF businesses of $6 million, offset by increased contributions to the DTE Energy Foundation of $6 million.
Income Taxes — Benefit decreased by $35 million in 2018 and increased by $16 million in 2017. The 2018 decrease was primarily due to the 2017 remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017. The increase in 2017 was primarily due to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017 of $21 million, an increase due to higher pretax loss of $7 million, and a decrease due to a worthless stock deduction associated with the Shenango closure in 2016 of $10 million.
Income Taxes — Production Tax Credits increased by $35 million in 2018 and increased $39 million in 2017. The increase in both periods was primarily due to higher production in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased by $19 million in 2018 and increased by $8 million in 2017. The 2018 decrease was primarily due to termination of a project in the REF business. The 2017 increase was primarily due to a change in the ownership percentage in one of the REF projects of $8 million.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at ten sites including facilities located at seven third-party owned coal-fired power plants. DTE Energy has sold membership interests in five of the facilities and entered into lease arrangements in three of the facilities. Three REF facilities will phase out in 2019 with the remaining seven to be phased out at the end of 2021.
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

	2018	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$5,557	$4,277	$2,575
Purchased power and gas — non-utility	5,417	4,077	2,552
Non-utility Margin	140	200	23
Operation and maintenance	75	68	63
Depreciation and amortization	5	5	3
Taxes other than income	5	4	2
Operating Income (Loss)	55	123	(45)
Other (Income) and Deductions	3	2	29
Income Tax Expense (Benefit)	13	49	(29)
Net Income (Loss) Attributable to DTE Energy Company	$39	$72	$(45)
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility were impacted primarily by an increase in volumes as well as an increase in gas prices for the years ended December 31, 2018 and December 31, 2017, primarily in the gas structured strategy.

Non-utility Margin decreased $60 million in 2018 and increased $177 million in 2017. The change in both periods was primarily due to timing from the unrealized and realized margins presented in the following tables:

2018
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the power trading strategy	$20
Unfavorable results, primarily in gas structured, and power full requirements strategies(b)	(100)
(80)
Realized Margins(a)
Favorable results, primarily in the gas structured strategy	54
Unfavorable results, primarily in the power full requirements strategy(c)	(34)
20
Decrease in Non-utility Margin	$(60)
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

(b)	Amount includes $74 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $11 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

2017
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas full requirements strategies(b)	$113
Unfavorable results, primarily in power and gas trading and power full requirements strategies	(26)
87
Realized Margins(a)
Favorable results, primarily in gas structured, environmental trading and gas storage strategies(c)	103
Unfavorable results, primarily in the power full requirements strategy	(13)
90
Increase in Non-utility Margin	$177
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
Other (Income) and Deductions increased $1 million in 2018 and decreased $27 million in 2017 due to contributions to the DTE Energy Foundation in 2016.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging, and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with regulatory changes, and changes in operating rules of RTOs. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the "Fair Value" section herein and Notes 12 and 13 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The 2018 net loss of $129 million represents an increase of $26 million from the 2017 net loss of $103 million primarily due to a reduction in the corporate tax rate from the TCJA in December 2017, higher interest expense and increased contributions to other not-for-profit organizations, partially offset by the remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in 2017. The 2017 net loss of $103 million represents an increase of $42 million from the 2016 net loss of $61 million primarily due to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017 resulting in income tax expense of $34 million, and the contribution of land and improvements to the DTE Energy Beacon Park Foundation.
See Note 10 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes."

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2019 will be approximately $2.4 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2019 of approximately $3.9 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	2018	2017	2016
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities
Net Income	$1,118	$1,112	$834
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,124	1,030	976
Nuclear fuel amortization	45	53	58
Allowance for equity funds used during construction	(28)	(23)	(21)
Deferred income taxes	114	196	265
Asset (gains) losses and impairments, net	29	38	8
Working capital and other	278	(289)	(36)
Net cash from operating activities	2,680	2,117	2,084
Investing Activities
Plant and equipment expenditures — utility	(2,439)	(2,037)	(1,898)
Plant and equipment expenditures — non-utility	(274)	(213)	(147)
Acquisition, net of cash acquired	—	—	(1,147)
Contributions to equity method investees	(637)	(299)	(239)
Other	3	(13)	41
Net cash used for investing activities	(3,347)	(2,562)	(3,390)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,432	1,398	2,035
Redemption of long-term debt	(105)	(385)	(807)
Repurchase of long-term debt	—	—	(59)
Issuance of equity units, net of issuance costs	—	—	654
Short-term borrowings, net	(12)	122	—
Repurchase of common stock	—	(51)	(33)
Dividends on common stock and other	(620)	(592)	(531)
Contributions from noncontrolling interests, principally REF entities	53	50	114
Distributions to noncontrolling interests	(48)	(40)	(5)
Other	(46)	(81)	(9)
Net cash from financing activities	654	421	1,359
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(13)	$(24)	$53
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased $563 million in 2018. The increase in operating cash flows reflects an increase in adjustments for non-cash and non-operating items, primarily Depreciation and amortization and working capital adjustments, partially offset by a decrease to Deferred income taxes.
Cash from operations increased $33 million in 2017. The increase in operating cash flows reflects an increase in Net Income and adjustments for non-cash and non-operating items, primarily Depreciation and amortization, and Asset (gains) losses and impairments, partially offset by a decrease to Deferred income taxes and working capital adjustments.
The change in working capital items in 2018 primarily related to increases in cash from Accounts receivable, Accrued pension liability, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by increases of cash used for Equity earnings of equity method investees, Prepaid postretirement benefit costs, Accrued postretirement liability, and Regulatory assets and liabilities. The change in working capital items in 2017 primarily related to increases of cash used for Accounts Receivable, Inventories, Accrued pension liability, Derivative assets and liabilities, Equity earnings of equity method investees, and Other current and noncurrent assets and liabilities, partially offset by increases in cash from the Accrued postretirement liability, and Regulatory assets and liabilities.

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
Net cash used for investing activities increased $785 million in 2018 due primarily to an increase in Plant and equipment expenditures and Contributions to equity method investees, principally to NEXUS.
Net cash used for investing activities decreased $828 million in 2017 due primarily to DTE Energy's 2016 acquisition of midstream natural gas assets, partially offset by increased Plant and equipment expenditures, Contributions to equity method investees, principally to NEXUS, and two acquisitions of renewable gas recovery sites, which are presented in Investing Activities — Other.
Cash from Financing Activities
DTE Energy relies on both short-term borrowing and long-term financing as a source of funding for capital requirements not satisfied by its operations.
DTE Energy's strategy is to have a targeted debt portfolio blend of fixed and variable interest rates and maturity. DTE Energy targets balance sheet financial metrics to ensure it is consistent with the objective of a strong investment grade debt rating.
Net cash from financing activities increased $233 million in 2018. The increase was primarily due to the reduction of Redemption of long-term debt and Repurchases of common stock and an increase in Issuance of long-term debt, partially offset by an increase in cash used for repayments of Short-term borrowings and an increase in Dividends on common stock.
Net cash from financing activities decreased $938 million in 2017. The decrease was primarily due to a decrease in Issuances of long-term debt and equity units, Contributions from noncontrolling interests, an increase in Dividends on common stock, and Distributions to noncontrolling interests, partially offset by an increase to Short-term borrowings, and a decrease to Redemptions and Repurchases of long-term debt.
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
DTE Energy has approximately $1.5 billion in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.4 billion of available liquidity at December 31, 2018, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $250 million in 2019 through the pension and other employee benefit plans, which is exclusive from any amounts related to the Equity Units described in Note 14 to the Consolidated Financial Statements, "Long-Term Debt."
At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making up to $150 million in contributions, including $100 million of DTE Electric contributions, to the qualified pension plans in 2019. DTE Energy does not anticipate making any contributions to the other postretirement plans in 2019.
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $638 million.
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

Contractual Obligations
The following table details DTE Energy's, including DTE Electric's, contractual obligations for debt redemptions, leases, purchase obligations, and other long-term obligations as of December 31, 2018:

	Total	2019	2020-2021	2022-2023	2024 and Thereafter
	(In millions)
Long-term debt:
Mortgage bonds, notes, and other(a)	$12,566	$1,495	$1,144	$1,793	$8,134
Junior subordinated debentures(b)	1,180	—	—	—	1,180
Capital lease obligations	11	4	7	—	—
Interest	10,340	556	1,016	929	7,839
Stock purchase contract	33	33	—	—	—
Operating leases	154	42	48	19	45
Electric, gas, fuel, transportation, and storage purchase obligations(c)	5,509	2,216	1,465	591	1,237
Long-term DTE Electric renewable energy power purchase agreements(d)(e)	1,133	100	162	162	709
Other long-term obligations(f)(g)(h)	715	375	326	7	7
Total obligations	$31,641	$4,821	$4,168	$3,501	$19,151
_______________________________________

(a)	Excludes $16 million of unamortized debt discount and $73 million of unamortized debt issuance costs.

(b)	Excludes $35 million of unamortized debt issuance costs.

(c)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(d)
The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 29% to 100%.

(e)	Excludes a power purchase agreement with a non-utility affiliate of DTE Energy.

(f)	Includes liabilities for unrecognized tax benefits of $10 million.

(g)	Excludes other long-term liabilities of $172 million not directly derived from contracts or other agreements.

(h)
At December 31, 2018, DTE Energy met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for the defined benefit pension plans. DTE Energy may contribute more than the minimum funding requirements for the pension plans and may also make contributions to the other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the "Capital Resources and Liquidity" and "Critical Accounting Estimates" sections herein and in Note 20 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2018 and 2017. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
For Step 1 of the test, DTE Energy estimates the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes an earnings multiple or assumed long-term growth rate approach, which incorporates the current market values of comparable entities or management's assumptions regarding sustainable long-term growth of the reporting units, respectively. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. DTE Energy also employs market-based valuation techniques to test the reasonableness of the indications of value for the reporting units determined under the cash flow technique.
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
DTE Energy performed its annual impairment test as of October 1, 2018 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed.
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2018 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Terminal Multiple(b)	Valuation Methodology(c)
	(In millions)
Electric	$1,208	35%	6%	10.0x	DCF, assuming stock sale
Gas	743	30%	7%	12.0x	DCF, assuming stock sale
Gas Storage and Pipelines	299	19%	7%	n/a(d)	DCF, assuming asset sale
Power and Industrial Projects(e)	26	18%	6%	9.0x	DCF, assuming asset sale(f)
Energy Trading	17	56%	12%	n/a(g)	DCF, assuming asset sale
	$2,293
______________________________________

(a)	Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation, and amortization (EBITDA).

(c)	Discounted cash flows (DCF) incorporated 2019-2023 projected cash flows plus a calculated terminal value.

(d)
Due to the nature of the projected cash flows for Gas Storage and Pipelines, DTE Energy capitalized the terminal year cash flows at the weighted average cost of capital (WACC) less an assumed long-term growth rate of 3.0% in lieu of applying a terminal EBITDA multiple.

(e)	Power and Industrial Projects excludes the Biomass reporting unit, as this unit has no allocated goodwill.

(f)	Asset sales were assumed, except for Power and Industrial Projects' reduced emissions fuels projects, which assumed stock sales.

(g)	Due to lack of market comparable information for Energy Trading, DTE Energy capitalized the terminal year cash flows at the WACC in lieu of applying a terminal EBITDA multiple.
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
DTE Energy had pension costs of $148 million in 2018, $172 million in 2017, and $167 million in 2016. Other postretirement benefit credits were $36 million in 2018, $31 million in 2017, and $111 million in 2016. Pension costs and other postretirement benefit credits for 2018 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.50% for the pension plans and 7.75% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2019 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 35% in equity markets, 42% in fixed income markets, including long duration bonds, and 23% invested in other assets. DTE Energy's 2019 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active investment management of 39% in equity markets, 28% in fixed income markets, and 33% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is lowering its long-term rate of return assumption for the pension plans to 7.30% and maintaining the other postretirement plans at 7.75% for 2019. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2019 given their respective asset allocations and DTE's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Negative asset performance in 2018 resulted in unrecognized net losses. As of December 31, 2018, DTE Energy had $248 million of cumulative losses related to investment performance in 2018 and 2017, that were not yet recognized in the calculation of the MRV of pension assets. For the other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of other postretirement benefit plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 4.40% for the pension and other postretirement plans at December 31, 2018 compared to 3.70% for the pension and other postretirement plans at December 31, 2017.
DTE Energy changed the mortality assumption as of December 31, 2018 to reflect the updated MP-2018 projection scale, along with the actual experience and credibility of each population. The mortality assumptions used at December 31, 2018 are the RP-2014 mortality table projected back to 2006 using the Scale MP-2014, projected forward to 2015 using the Scale MP-2017 and projected beyond 2015 using the Scale MP-2018 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.

DTE Energy estimates the 2019 total pension costs will be approximately $100 million in 2019, compared to $148 million in 2018. The reduction in total pension costs is primarily due to updated demographic assumptions and favorable discount rates, offset by lower asset returns. The 2019 other postretirement benefit credit will be approximately $45 million compared to $36 million in 2018.
The health care trend rates for DTE Energy assume 6.75% for pre-65 participants and 7.25% for post-65 participants for 2019, trending down to 4.50% for both pre-65 and post-65 participants in 2031.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2018 pension costs by approximately $44 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2018 pension costs by approximately $24 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2018 other postretirement credit by approximately $18 million. Lowering the discount rate assumption by one percentage point would have decreased the 2018 other postretirement credit by approximately $27 million. Lowering the health care cost trend assumptions by one percentage point would have increased the other postretirement credit for 2018 by approximately $4 million.
The value of the qualified pension and other postretirement benefit plan assets was $6.0 billion at December 31, 2018 and $6.5 billion at December 31, 2017. At December 31, 2018, DTE Energy's qualified pension plans were underfunded by $720 million and its other postretirement benefit plans were overfunded by $44 million. In 2018, the funded status of the pension plans improved as plan sponsor contributions and an increase in discount rates were partially offset by negative asset returns. The funded status of the other postretirement benefit plans improved as an increase in discount rates and favorable healthcare experience were partially offset by negative asset returns.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy made contributions to its qualified pension plans of $175 million in 2018 and $223 million in 2017. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $150 million in 2019 and up to $700 million over the next five years. DTE Energy did not make other postretirement benefit plan contributions in 2018 or 2017. DTE Energy does not anticipate making any contributions to its other postretirement plans in 2019 or over the next five years. The planned pension contributions will be made in cash and/or DTE Energy common stock.
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

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2018 and 2017 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2017	$8
Reclassified to realized upon settlement	74
Changes in fair value recorded to income	(81)
Amounts recorded to unrealized income	(7)
Changes in fair value recorded in regulatory liabilities	9
Change in collateral	(30)
Amounts recorded in Other comprehensive income, pretax	(3)
MTM at December 31, 2018	$(23)

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2022 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2019	2020	2021	2022 and Beyond	Total Fair Value
	(In millions)
Level 1	$4	$(1)	$(1)	$—	$2
Level 2	20	8	3	5	36
Level 3	21	(7)	(11)	(47)	(44)
MTM before collateral adjustments	$45	$—	$(9)	$(42)	(6)
Collateral adjustments					(17)
MTM at December 31, 2018					$(23)

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
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of December 31, 2018, uncollected pre-petition accounts receivable from PG&E were approximately $12 million. Currently, PG&E has been paying amounts owed in a timely manner and its account is current. As of December 31, 2018, DTE Energy has not recorded a reserve related to the pre-petition receivables.
As of December 31, 2018, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $106 million. As of December 31, 2018, DTE Energy performed an impairment analysis on its long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Based on its undiscounted cash flow projections, DTE Energy determined that it did not have an impairment loss as of December 31, 2018. DTE Energy’s assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.

The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $77 million in entities that sell power to PG&E. DTE Energy has determined that it does not have an other than temporary decline in its equity investments as described in ASC 323, Investments-Equity Method and Joint Ventures. DTE Energy’s assumptions and conclusions may change in the future, and it could have an impairment loss if certain facilities are not utilized as currently anticipated or the contracts are rejected through the bankruptcy process.
Other
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
The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2018:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$348	$—	$348
BBB+ and BBB	288	—	288
BBB-	49	—	49
Total Investment Grade	685	—	685
Non-investment grade(b)	3	—	3
Internally Rated — investment grade(c)	368	(1)	367
Internally Rated — non-investment grade(d)	38	(4)	34
Total	$1,094	$(5)	$1,089
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 16% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of December 31, 2018, DTE Energy had a floating rate debt-to-total debt ratio of 4.3%.

Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2023.
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2018 and 2017 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2018	2017	2018	2017	Change in the Fair Value of
	(In millions)
Gas contracts	$8	$—	$(8)	$—	Commodity contracts
Power contracts	$10	$5	$(10)	$(7)	Commodity contracts
Interest rate risk — DTE Energy	$(596)	$(576)	$625	$581	Long-term debt
Interest rate risk — DTE Electric	$(277)	$(246)	$300	$263	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements in Item 8 of this Report, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2018, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited DTE Energy’s financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 , and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
February 7, 2019

We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$6,670	$6,434	$6,497
Non-utility operations	7,542	6,173	4,133
	14,212	12,607	10,630

Operating Expenses
Fuel, purchased power, and gas — utility	1,981	1,881	1,968
Fuel, purchased power, and gas — non-utility	6,630	5,283	3,562
Operation and maintenance	2,451	2,270	2,261
Depreciation and amortization	1,124	1,030	976
Taxes other than income	405	391	370
Asset (gains) losses and impairments, net	27	41	7
	12,618	10,896	9,144
Operating Income	1,594	1,711	1,486

Other (Income) and Deductions
Interest expense	559	536	472
Interest income	(12)	(12)	(20)
Non-operating retirement benefits, net	37	65	41
Other income	(333)	(268)	(207)
Other expenses	127	103	95
	378	424	381
Income Before Income Taxes	1,216	1,287	1,105

Income Tax Expense	98	175	271

Net Income	1,118	1,112	834

Less: Net Loss Attributable to Noncontrolling Interests	(2)	(22)	(34)

Net Income Attributable to DTE Energy Company	$1,120	$1,134	$868

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.18	$6.32	$4.84

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.17	$6.32	$4.83

Weighted Average Common Shares Outstanding
Basic	181	179	179
Diluted	181	179	179
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net Income	$1,118	$1,112	$834

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $5, and $6, respectively	8	10	11
Net unrealized gains (losses) on derivatives during the period, net of taxes of $— for all periods	(1)	1	—
Net unrealized gains on investments during the period, net of taxes of $—, $1, and $1, respectively	—	1	1
Foreign currency translation	(2)	1	—
Other comprehensive income	5	13	12

Comprehensive income	1,123	1,125	846
Less: Comprehensive loss attributable to noncontrolling interests	(2)	(22)	(34)
Comprehensive Income Attributable to DTE Energy Company	$1,125	$1,147	$880
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$71	$66
Restricted cash	5	23
Accounts receivable (less allowance for doubtful accounts of $91 and $49, respectively)
Customer	1,789	1,758
Other	108	98
Inventories
Fuel and gas	406	399
Materials and supplies	405	380
Derivative assets	102	103
Regulatory assets	153	55
Other	221	199
	3,260	3,081
Investments
Nuclear decommissioning trust funds	1,378	1,492
Investments in equity method investees	1,771	1,073
Other	219	232
	3,368	2,797
Property
Property, plant, and equipment	31,810	31,424
Accumulated depreciation and amortization	(10,160)	(10,703)
	21,650	20,721
Other Assets
Goodwill	2,293	2,293
Regulatory assets	4,568	3,723
Intangible assets	849	867
Notes receivable	64	73
Derivative assets	31	51
Prepaid postretirement costs	45	—
Other	160	161
	8,010	7,168
Total Assets	$36,288	$33,767
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,329	$1,171
Accrued interest	127	111
Dividends payable	172	158
Short-term borrowings	609	621
Current portion long-term debt, including capital leases	1,499	109
Derivative liabilities	67	99
Regulatory liabilities	126	18
Other	509	525
	4,438	2,812
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,982	11,039
Junior subordinated debentures	1,145	1,145
Capital lease obligations	7	1
	12,134	12,185
Other Liabilities
Deferred income taxes	1,975	1,888
Regulatory liabilities	2,922	2,875
Asset retirement obligations	2,469	2,320
Unamortized investment tax credit	138	122
Derivative liabilities	89	47
Accrued pension liability	837	924
Accrued postretirement liability	—	61
Nuclear decommissioning	205	220
Other	364	323
	8,999	8,780
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 181,925,281 and 179,386,967 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	4,245	3,989
Retained earnings	6,112	5,643
Accumulated other comprehensive loss	(120)	(120)
Total DTE Energy Company Equity	10,237	9,512
Noncontrolling interests	480	478
Total Equity	10,717	9,990
Total Liabilities and Equity	$36,288	$33,767
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating Activities	(In millions)
Net Income	$1,118	$1,112	$834
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,124	1,030	976
Nuclear fuel amortization	45	53	58
Allowance for equity funds used during construction	(28)	(23)	(21)
Deferred income taxes	114	196	265
Equity earnings of equity method investees	(132)	(102)	(68)
Dividends from equity method investees	74	74	68
Asset (gains) losses and impairments, net	29	38	8
Changes in assets and liabilities:
Accounts receivable, net	(44)	(252)	(226)
Inventories	(32)	(4)	37
Prepaid postretirement benefit costs	(45)	—	—
Accounts payable	146	129	145
Accrued pension liability	(87)	(228)	19
Accrued postretirement liability	(61)	25	(192)
Derivative assets and liabilities	31	(94)	126
Regulatory assets and liabilities	15	217	(40)
Other current and noncurrent assets and liabilities	413	(54)	95
Net cash from operating activities	2,680	2,117	2,084
Investing Activities
Plant and equipment expenditures — utility	(2,439)	(2,037)	(1,898)
Plant and equipment expenditures — non-utility	(274)	(213)	(147)
Acquisition, net of cash acquired	—	—	(1,147)
Proceeds from sale of nuclear decommissioning trust fund assets	1,203	1,240	1,457
Investment in nuclear decommissioning trust funds	(1,188)	(1,226)	(1,463)
Distributions from equity method investees	9	10	11
Contributions to equity method investees	(637)	(299)	(239)
Other	(21)	(37)	36
Net cash used for investing activities	(3,347)	(2,562)	(3,390)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,432	1,398	2,035
Redemption of long-term debt	(105)	(385)	(807)
Repurchase of long-term debt	—	—	(59)
Issuance of equity units, net of issuance costs	—	—	654
Short-term borrowings, net	(12)	122	—
Repurchase of common stock	—	(51)	(33)
Dividends on common stock	(620)	(592)	(531)
Contributions from noncontrolling interests, principally REF entities	53	50	114
Distributions to noncontrolling interests	(48)	(40)	(5)
Other	(46)	(81)	(9)
Net cash from financing activities	654	421	1,359
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(13)	(24)	53
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	89	113	60
Cash, Cash Equivalents, and Restricted Cash at End of Period	$76	$89	$113

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$572	$495	$448
Income taxes	$(26)	$4	$(1)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$307	$295	$312
Premium on equity units	$—	$—	$98
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
Implementation of ASU 2016-09	—	—	3	—	—	$3
Net Income (Loss)	—	—	868	—	(34)	834
Dividends declared on common stock ($3.06 per Common Share)	—	—	(548)	—	—	(548)
Repurchase of common stock	(394)	(33)	—	—	—	(33)
Premium on equity units	—	(98)	—	—	—	(98)
Issuance costs of equity units	—	(18)	—	—	—	(18)
Acquisition of SGG	—	—	—	—	390	390
Other comprehensive income, net of tax	—	—	—	12	—	12
Stock-based compensation, net contributions from noncontrolling interests, and other	357	56	(3)	—	109	162
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
Net Income (Loss)	—	—	1,134	—	(22)	1,112
Dividends declared on common stock ($3.36 per Common Share)	—	—	(602)	—	—	(602)
Repurchase of common stock	(524)	(51)	—	—	—	(51)
Other comprehensive income, net of tax	—	—	—	13	—	13
Stock-based compensation, net contributions from noncontrolling interests, and other	478	10	(3)	—	12	19
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	1,120	—	(2)	1,118
Dividends declared on common stock ($3.60 per Common Share)	—	—	(653)	—	—	(653)
Issuance of common stock	255	26	—	—	—	26
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net contributions from noncontrolling interests, and other	532	55	(3)	—	4	56
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Electric’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2018, DTE Electric’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Electric’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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
February 7, 2019

We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Operating Revenues — Utility operations	$5,298	$5,102	$5,225

Operating Expenses
Fuel and purchased power — utility	1,552	1,454	1,532
Operation and maintenance	1,470	1,428	1,455
Depreciation and amortization	836	753	750
Taxes other than income	307	302	284
Asset (gains) losses and impairments, net	(1)	—	—
	4,164	3,937	4,021
Operating Income	1,134	1,165	1,204

Other (Income) and Deductions
Interest expense	283	274	264
Interest income	—	—	(8)
Other income	(83)	(77)	(61)
Other expenses	77	40	34
	277	237	229
Income Before Income Taxes	857	928	975

Income Tax Expense	193	327	353

Net Income	$664	$601	$622
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net Income	$664	$601	$622
Other comprehensive income, net of tax:
Net unrealized gains on investments during the period, net of taxes of $—, $1, and $—, respectively	—	1	—
Other comprehensive income	—	1	—
Comprehensive Income	$664	$602	$622
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$18	$15
Accounts receivable (less allowance for doubtful accounts of $53 and $31, respectively)
Customer	750	791
Affiliates	11	20
Other	54	37
Inventories
Fuel	171	190
Materials and supplies	279	275
Regulatory assets	148	50
Other	89	68
	1,520	1,446
Investments
Nuclear decommissioning trust funds	1,378	1,492
Other	34	36
	1,412	1,528
Property
Property, plant, and equipment	22,747	22,972
Accumulated depreciation and amortization	(7,310)	(7,984)
	15,437	14,988
Other Assets
Regulatory assets	3,829	3,005
Intangible assets	21	25
Prepaid postretirement costs — affiliates	189	113
Other	121	123
	4,160	3,266
Total Assets	$22,529	$21,228
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$71	$52
Other	441	416
Accrued interest	74	72
Current portion long-term debt, including capital leases	4	5
Regulatory liabilities	98	17
Short-term borrowings
Affiliates	101	116
Other	149	238
Other	139	145
	1,077	1,061
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,538	6,017
Capital lease obligations	7	1
	6,545	6,018
Other Liabilities
Deferred income taxes	2,246	2,088
Regulatory liabilities	2,171	2,137
Asset retirement obligations	2,271	2,125
Unamortized investment tax credit	137	120
Nuclear decommissioning	205	220
Accrued pension liability — affiliates	718	811
Accrued postretirement liability — affiliates	278	311
Other	88	72
	8,114	7,884
Commitments and Contingencies (Notes 9 and 18)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,234 shares issued and outstanding for both periods)	4,631	4,306
Retained earnings	2,162	1,956
Accumulated other comprehensive income	—	3
Total Shareholder's Equity	6,793	6,265
Total Liabilities and Shareholder's Equity	$22,529	$21,228
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating Activities	(In millions)
Net Income	$664	$601	$622
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	836	753	750
Nuclear fuel amortization	45	53	58
Allowance for equity funds used during construction	(19)	(18)	(18)
Deferred income taxes	189	345	342
Changes in assets and liabilities:
Accounts receivable, net	33	(80)	(64)
Inventories	15	31	26
Prepaid postretirement benefit costs — affiliates	(76)	1	(90)
Accounts payable	54	(2)	59
Accrued pension liability — affiliates	(93)	(197)	32
Accrued postretirement liability — affiliates	(33)	42	(38)
Regulatory assets and liabilities	4	202	10
Other current and noncurrent assets and liabilities	101	(147)	(34)
Net cash from operating activities	1,720	1,584	1,655
Investing Activities
Plant and equipment expenditures	(1,989)	(1,574)	(1,503)
Proceeds from sale of nuclear decommissioning trust fund assets	1,203	1,240	1,457
Investment in nuclear decommissioning trust funds	(1,188)	(1,226)	(1,463)
Other	(15)	18	36
Net cash used for investing activities	(1,989)	(1,542)	(1,473)
Financing Activities
Issuance of long-term debt, net of issuance costs	519	435	355
Redemption of long-term debt	—	(300)	(10)
Repurchase of long-term debt	—	—	(59)
Capital contribution by parent company	325	100	120
Short-term borrowings, net — affiliate	(15)	(1)	41
Short-term borrowings, net — other	(89)	176	(210)
Dividends on common stock	(461)	(432)	(420)
Other	(7)	(18)	(1)
Net cash from (used for) financing activities	272	(40)	(184)
Net Increase (Decrease) in Cash and Cash Equivalents	3	2	(2)
Cash and Cash Equivalents at Beginning of Period	15	13	15
Cash and Cash Equivalents at End of Period	$18	$15	$13

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$283	$252	$252
Income taxes	$—	$(16)	$6
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$181	$191	$232
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
Net Income	—	—	—	622	—	622
Dividends declared on common stock	—	—	—	(420)	—	(420)
Capital contribution by parent company	—	—	120	—	—	120
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
Net Income	—	—	—	601	—	601
Dividends declared on common stock	—	—	—	(432)	—	(432)
Other comprehensive income, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	100	—	—	100
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	664	—	664
Dividends declared on common stock	—	—	—	(461)	—	(461)
Capital contribution by parent company	—	—	325	—	—	325
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$—	$6,793
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
Legal entities within DTE Energy's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with DTE Energy retaining operational and customer default risk. These entities generally are VIEs and consolidated when DTE Energy is the primary beneficiary. In addition, DTE Energy has interests in certain VIEs through which control of all significant activities is shared with partners, and therefore are generally accounted for under the equity method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2018, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2018, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and for DTE Energy, in Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2018 and 2017. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	December 31, 2018			December 31, 2017
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$25	$14	$39	$23	$14	$37
Restricted cash	—	5	5	—	8	8
Accounts receivable	9	37	46	11	42	53
Inventories	1	92	93	3	114	117
Property, plant, and equipment, net	395	46	441	400	75	475
Goodwill	25	—	25	25	—	25
Intangible assets	557	—	557	572	—	572
Other current and long-term assets	3	—	3	4	—	4
	$1,015	$194	$1,209	$1,038	$253	$1,291

LIABILITIES
Accounts payable and accrued current liabilities	$3	$31	$34	$26	$47	$73
Current portion long-term debt, including capital leases	—	—	—	—	4	4
Mortgage bonds, notes, and other	—	—	—	—	1	1
Other current and long-term liabilities	9	10	19	1	16	17
	$12	$41	$53	$27	$68	$95
_____________________________________

(a)	Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2018	2017
	(In millions)
Investments in equity method investees	$1,425	$811
Notes receivable	$15	$17
Future funding commitments	$55	$598
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above. At December 31, 2018 and 2017, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $59 million and $72 million, respectively. The difference is being amortized over the life of the underlying assets.
DTE Energy equity method investees are described below:

	Investments		% Owned
Segment	2018	2017	2018	2017	Description
	(In millions)
Significant Equity Method Investees
Gas Storage and Pipelines
NEXUS Pipeline	$1,260	$640	50%	50%	256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers
Vector Pipeline	123	115	40%	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers
Millennium Pipeline	202	124	26%	26%	269-mile pipeline serving markets in the Northeast
	1,585	879
Other Equity Method Investees
Other Segments	186	194
	$1,771	$1,073
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
For further information by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
The following table presents summarized financial information of subsidiaries not consolidated and 50 percent or less owned by DTE Energy. The amounts included in the table below represents 100% of the results of continuing operations of such entities accounted for under the equity method of accounting.
Summarized balance sheet data is as follows:

	December 31,
	2018	2017
	(In millions)
Current Assets	$358	$344
Non-current assets	$5,101	$3,576
Current Liabilities	$391	$345
Non-current liabilities	$762	$858

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Summarized income statement data is as follows:

	December 31,
	2018	2017	2016
	(In millions)
Operating Revenues	$883	$756	$767
Operating Expenses	$622	$561	$526
Net Income	$365	$254	$225

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and gains (losses) from trading securities. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income related to fixed non-refundable cash payments received from investors for which the earnings process is not contingent upon production of refined coal is recognized on a straight-line basis over the non-cancelable contract term as the economic benefit from the ownership of the facility is transferred to investors. Other income related to cash payments that is contingent upon production of refined coal is considered earned and recognized when the contingency regarding the timing and amount of payment is resolved, generally as refined coal is produced and tax credits are generated.
The following is a summary of DTE Energy's Other income:

	2018	2017	2016
	(In millions)
Equity earnings of equity method investees	$132	$102	$68
Income from REF entities	98	77	75
Contract services	51	19	21
Allowance for equity funds used during construction	28	23	21
Gains from trading securities	6	26	15
Other	18	21	7
	$333	$268	$207
The following is a summary of DTE Electric's Other income:

	2018	2017	2016
	(In millions)
Contract services	$51	$21	$20
Allowance for equity funds used during construction	19	18	18
Gains from trading securities allocated from DTE Energy	6	26	15
Other	7	12	8
	$83	$77	$61
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
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2018 and 2017:

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Gain (Loss) on Investments	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2016	$(4)	$(3)	$(120)	$(6)	$(133)
Other comprehensive income (loss) before reclassifications	—	1	(3)	1	(1)
Amounts reclassified from Accumulated other comprehensive income	1	—	13	—	14
Net current-period Other comprehensive income	1	1	10	1	13
Balance, December 31, 2017	$(3)	$(2)	$(110)	$(5)	$(120)
Implementation of ASU 2016-01	(7)	2	—	—	(5)
Other comprehensive loss before reclassifications	(2)	—	(1)	(2)	(5)
Amounts reclassified from Accumulated other comprehensive income	1	—	9	—	10
Net current-period Other comprehensive income (loss)	(8)	2	8	(2)	—
Balance, December 31, 2018	$(11)	$—	$(102)	$(7)	$(120)
______________________________________

(a)	All amounts are net of tax, except for Foreign currency translation.

(b)
The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets").

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
The following is a table that provides a reconciliation of DTE Energy's Cash and cash equivalents as well as Restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	2018	2017
	(In millions)
Cash and cash equivalents	$71	$66
Restricted cash	5	23
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$76	$89
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
DTE Energy unbilled revenues of $1.0 billion at December 31, 2018 and 2017 include $264 million and $290 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Gas' natural gas inventory of $48 million and $29 million as of December 31, 2018 and 2017, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $113 million and $81 million at December 31, 2018 and 2017, respectively.
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
Approximately $4 million and $15 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2018 and 2017, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2018			December 31, 2017
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Customer relationships	25 - 40 years(a)	$779	$(44)	$735	$770	$(24)	$746
Contract intangibles	6 to 26 years	159	(66)	93	168	(72)	96
		938	(110)	828	938	(96)	842

DTE Electric renewable energy credits	(b)	20	—	20	24	—	24
DTE Electric emission allowances	(b)	1	—	1	1	—	1
		21	—	21	25	—	25
Long-term intangible assets
DTE Electric		$21	$—	$21	$25	$—	$25
DTE Energy		$959	$(110)	$849	$963	$(96)	$867
______________________________________

(a)
The useful life of the customer relationship intangible assets is based on the number of years in which the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts and expected renewal rates based on the estimated volume and production lives of gas resources in the region.

(b)	Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.
The following table summarizes DTE Energy's estimated customer relationship and contract intangible amortization expense expected to be recognized during each year through 2023:

	2019	2020	2021	2022	2023
	(In millions)
Estimated amortization expense	$27	$26	$25	$25	$25
DTE Energy amortizes customer relationship and contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $27 million in 2018, $29 million in 2017, and $16 million in 2016.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Investments in Debt and Equity Securities
The Registrants generally record investments in debt and equity securities at market value with unrealized gains or losses included in earnings. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to Regulatory assets or liabilities, due to a recovery mechanism from customers. The Registrants' equity investments are reviewed for impairment each reporting period. If the assessment indicates that an impairment exists, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 12 of the Consolidated Financial Statements, "Fair Value."
DTE Energy Foundation
DTE Energy's charitable contributions to the DTE Energy Foundation were $22 million, $43 million, and $26 million for the years ended December 31, 2018, 2017, and 2016, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
4	Revenue
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
12	Fair Value
13	Financial and Other Derivative Instruments
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also required expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is to be applied using either a full retrospective or modified retrospective approach. The Registrants adopted the standard effective January 1, 2018, using the modified retrospective approach. Under the modified retrospective approach, the information for periods prior to the adoption date has not been restated and continues to be reported under the accounting standards in effect for those periods. As permitted under the standard, the Registrants have elected to apply the guidance only to those contracts that were not completed at January 1, 2018, and have elected not to restate the impacts of any contract modifications made prior to the earliest period presented.
The adoption of the ASU did not have a significant impact on the Registrants' financial position or results of operations, but required additional disclosures for revenue. See Note 4 to the Consolidated Financial Statements, "Revenue."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update required that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Registrants adopted the standard effective January 1, 2018. The standard has been applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As permitted by the standard, the Registrants have used benefit cost amounts disclosed for prior periods as the basis for retrospective application in the income statement. As a result of regulatory mechanisms, the impact to the Consolidated Financial Statements was not material for the year ended December 31, 2018.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 directs taxpayers to consider the implications of the TCJA as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 10 to the Consolidated Financial Statements, "Income Taxes," within the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K and in accordance with SAB 118, the Registrants recorded amounts that were considered provisional. During the year ended December 31, 2018, DTE Energy and DTE Electric finalized their SAB 118 analysis and recorded true-up adjustments to the remeasurement of deferred taxes of $21 million and $7 million, respectively. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $17 million was attributable to the regulated utilities and increased Regulatory liabilities. The true-up adjustments were a result of further analysis for items subject to further consideration at December 31, 2017, under SAB 118 and primarily related to timing differences not recoverable from DTE Electric and DTE Gas customers.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. This guidance requires a lessee to account for leases as finance or operating leases, and disclose key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition, depending on the lease classification. The Registrants will adopt the standard on January 1, 2019. The standard allows lessees and lessors to apply either, 1) a modified retrospective approach for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements, or 2) a prospective transition approach for leases existing as of January 1, 2019 with a cumulative effect adjustment to be recorded to retained earnings. The Registrants will apply the standard on a prospective basis. The Registrants will elect the package of practical expedients allowing entities to not reassess whether an agreement is a lease, to carryforward the existing lease classification, and to not reassess initial direct costs associated with existing leases. These practical expedients apply to leases that commenced prior to January 1, 2019. The Registrants will also elect to exclude leases from the balance sheet that are for a period of one year or less, as well as, the practical expedient allowing entities to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

A third-party software tool has been implemented that will assist with the initial adoption and ongoing compliance of the standard. The Registrants are implementing new business processes, internal controls, and accounting policies. The Registrants are in the process of drafting disclosures to satisfy the standard's requirements. In addition, the Registrants are continuing to monitor utility industry implementation guidance and interpretation. While the Registrants expect an increase in assets and liabilities, as well as additional disclosures, they are still assessing the impact of this ASU on their Consolidated Financial Statements.
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
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update modify the requirements for determining whether a decision-making fee is a variable interest and require reporting entities to consider indirect interests held through related parties under common control on a proportional basis. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — REVENUE
Significant Accounting Policy
Upon the adoption of Topic 606, revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered or the service is provided to the customer. For the year ended December 31, 2018, recognition of revenue for the Registrants subsequent to the adoption of Topic 606 is substantially similar in amount and approach to that prior to adoption.
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
For discussion of derivative contracts, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

2018
(In millions)
Electric(a)
Residential	$2,494
Commercial	1,794
Industrial	690
Other	320
Total Electric operating revenues(b)	$5,298

Gas
Gas sales	$1,055
End User Transportation	232
Intermediate Transportation	58
Other	91
Total Gas operating revenues(c)	$1,436

Other segment operating revenues
Gas Storage and Pipelines	$485
Power and Industrial Projects(d)	$2,204
Energy Trading(e)	$5,557
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes $21 million under Alternative Revenue Programs and $20 million of other revenues, which are both outside the scope of Topic 606 for the year ended December 31, 2018.

(c)	Includes $2 million under Alternative Revenue Programs and $7 million of other revenues, which are both outside the scope of Topic 606 for the year ended December 31, 2018.

(d)	Includes revenues outside the scope of Topic 606 primarily related to $125 million of contracts accounted for as leases for the year ended December 31, 2018.

(e)	Includes revenues outside the scope of Topic 606 primarily related to $4.5 billion of derivatives for the year ended December 31, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Nature of Goods and Services
The following is a description of principal activities, separated by reportable segments, from which DTE Energy generates revenue. For more detailed information about reportable segments, see Note 22 to the Consolidated Financial Statements, “Segment and Related Information.”
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
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2018	$56
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	48
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(30)
Ending Balance, December 31, 2018	$74
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2019	$46
2020	1
2021	5
2022	7
2023	5
2024 and thereafter	10
$74
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2019	$267	$8
2020	263	—
2021	219	—
2022	172	—
2023	139	—
2024 and thereafter	658	—
	$1,718	$8
Other Matters
DTE Energy and DTE Electric have recognized charges of $140 million and $85 million related to expense recognized for estimated uncollectible accounts receivable for the year ended December 31, 2018, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 5 — GOODWILL
DTE Energy has goodwill resulting from business combinations.
The following is the summary of change in the carrying amount of goodwill for the years ended December 31:

	2018	2017
	(In millions)
Balance as of January 1	$2,293	$2,286
Goodwill attributable to Gas Storage and Pipelines 2016 acquisition of AGS and SGG	—	7
Balance at December 31	$2,293	$2,293

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2018	2017
Property, plant, and equipment	(In millions)
DTE Electric
Generation	$11,027	$12,166
Distribution	9,153	8,637
Other	2,567	2,169
Total DTE Electric	22,747	22,972
DTE Gas
Distribution	3,823	3,523
Storage	548	533
Transmission and other	1,204	1,118
Total DTE Gas	5,575	5,174
Non-utility and other	3,488	3,278
Total DTE Energy	31,810	31,424
Accumulated depreciation and amortization
DTE Electric
Generation	(3,609)	(4,403)
Distribution	(2,974)	(2,914)
Other	(727)	(667)
Total DTE Electric	(7,310)	(7,984)
DTE Gas
Distribution	(1,283)	(1,238)
Storage	(165)	(159)
Transmission and other	(404)	(384)
Total DTE Gas	(1,852)	(1,781)
Non-utility and other	(998)	(938)
Total DTE Energy	(10,160)	(10,703)
Net DTE Energy Property, plant, and equipment	$21,650	$20,721
Net DTE Electric Property, plant, and equipment	$15,437	$14,988

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the Registrants' AFUDC and interest capitalized for the years ended December 31:

	DTE Energy		DTE Electric
	2018	2017	2018	2017
	(In millions)
Allowance for debt funds used during construction and interest capitalized	$15	$13	$9	$8
Allowance for equity funds used during construction	28	23	19	18
Total	$43	$36	$28	$26
The composite depreciation rate for DTE Electric was approximately 3.7%, 3.6%, and 3.5% in 2018, 2017 and 2016, respectively. The composite depreciation rate for DTE Gas was 2.7%, in 2018 and 2017, and 2.4% in 2016. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2018 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	40	41	N/A
DTE Gas	N/A	50	53
The estimated useful lives for DTE Electric's Other utility assets range from 3 to 62 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 5 to 70 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 83 years.
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2018	2017	2016
	(In millions)
Property, plant, and equipment	$912	$865	$783
Regulatory assets and liabilities	212	165	193
	$1,124	$1,030	$976
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2018	2017	2016
	(In millions)
Property, plant, and equipment	$657	$620	$582
Regulatory assets and liabilities	179	133	168
	$836	$753	$750
Capitalized software costs are classified as Property, plant, and equipment and the related amortization is included in accumulated depreciation and amortization on the Registrants' Consolidated Financial Statements. The Registrants capitalize the costs associated with computer software developed or obtained for use in their businesses. The Registrants amortize capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 1 to 15 years for DTE Energy and 3 to 15 years for DTE Electric.
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Amortization expense of capitalized software	$108	$101	$89
Gross carrying value of capitalized software	$905	$890
Accumulated amortization of capitalized software	$534	$500

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Amortization expense of capitalized software	$101	$93	$83
Gross carrying value of capitalized software	$799	$774
Accumulated amortization of capitalized software	$463	$423
DTE Energy is the lessor under certain operating leases for energy facilities and related equipment. Property under operating leases for DTE Energy is as follows:

	DTE Energy
	2018	2017
	(In millions)
Gross property under operating leases	$447	$327
Accumulated amortization of property under operating leases	$148	$108
The Registrants are the lessee under certain capital leases related to software and information technology related equipment. Property under capital leases for the Registrants is as follows:

	DTE Energy		DTE Electric
	2018	2017	2018	2017
	(In millions)
Gross property under capital leases	$18	$44	$18	$18
Accumulated amortization of property under capital leases	$7	$38	$7	$12

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
DTE Electric's ownership information of the two utility plants as of December 31, 2018 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$1,819	$586
Accumulated depreciation (in millions)	$1,068	$187
Belle River
The Michigan Public Power Agency (MPPA) has ownership interests in Belle River Unit No. 1 and other related facilities. The MPPA is entitled to 19% of the total capacity and energy of the plant and is responsible for the same percentage of the plant’s operation, maintenance, and capital improvement costs.

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
A reconciliation of the asset retirement obligations for 2018 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2017	$2,320	$2,125
Accretion	140	129
Liabilities incurred	27	27
Liabilities settled	(16)	(8)
Revision in estimated cash flows	(2)	(2)
Asset retirement obligations at December 31, 2018	$2,469	$2,271
Approximately $2.0 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2018	2017	2018	2017
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$1,961	$2,000	$1,476	$1,502
Other postretirement costs	213	278	121	211
Asset retirement obligation	778	569	778	569
Recoverable undepreciated costs on retiring plants	630	—	630	—
Removal costs asset	407	299	407	299
Recoverable Michigan income taxes	201	213	161	171
Accrued PSCR/GCR revenue	116	17	116	17
Deferred environmental costs	69	75	—	—
Unamortized loss on reacquired debt	60	65	43	46
Recoverable income taxes related to AFUDC equity	51	41	41	35
Energy Waste Reduction incentive	49	39	39	30
Nuclear Performance Evaluation and Review Committee Tracker	43	22	43	22
Customer360 deferred costs	42	45	42	45
Other recoverable income taxes	23	26	23	26
Transitional Reconciliation Mechanism	21	46	21	46
Other	57	43	36	36
	4,721	3,778	3,977	3,055
Less amount included in Current Assets	(153)	(55)	(148)	(50)
	$4,568	$3,723	$3,829	$3,005

	DTE Energy		DTE Electric
	2018	2017	2018	2017
Liabilities	(In millions)
Refundable federal income taxes	$2,410	$2,384	$1,958	$1,946
Removal costs liability	253	265	—	—
TCJA rate reduction liability	118	—	93	—
Negative other postretirement offset	101	80	79	67
Renewable energy	86	112	86	112
Refundable self-implemented rates	26	2	26	2
Negative pension offset	9	21	—	—
Fermi 2 refueling outage	4	15	4	15
Other	41	14	23	12
	3,048	2,893	2,269	2,154
Less amount included in Current Liabilities	(126)	(18)	(98)	(17)
	$2,922	$2,875	$2,171	$2,137
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

•	Recoverable undepreciated costs on retiring plants — Deferral of estimated remaining balances associated with coal power plants expected to be retired within the 2020 to 2023 time-frame.

•	Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.(a)

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

•
Energy Waste Reduction incentive — DTE Electric and DTE Gas operate MPSC approved energy waste reduction programs designed to reduce overall energy usage by their customers. The utilities are eligible to earn an incentive by exceeding statutory savings targets. The utilities have consistently exceeded the savings targets and recognize the incentive as a regulatory asset in the period earned.(a)

•
Nuclear Performance Evaluation and Review Committee Tracker — Deferral and amortization of certain costs associated with oversight and review of DTE Electric's nuclear power generation program, including safety and regulatory compliance, nuclear leadership, nuclear facilities, as well as operation and financial performance, pursuant to the MPSC authorization. The approved five-year amortization period began January 1, 2018, with recovery (net of carrying costs) through base rate filings.

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

•
TCJA rate reduction liability — Due to the change in the corporate Federal income tax rate from 35% to 21%, DTE Electric and DTE Gas reduced rates charged to customers during 2018. A regulatory liability equal to the difference between revenues billed based on a 35% rate, and revenues based on a 21% rate, was accrued for the period January 1, 2018 through the date the lower rates were implemented. The refund of the liability will commence on January 1, 2019 through June 30, 2019.

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

•
Refundable self-implemented rates — Amounts refundable to customers for base rates implemented from November 1, 2017 to May 1, 2018 in excess of amounts authorized in the June 2018 DTE Electric rate order from the MPSC.

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
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. On June 28, 2018, the MPSC issued an order on a rehearing granting in part and denying in part, petitions for rehearings of DTE Electric and other intervenors. As a result, the approved addition to base rates increased from $65.2 million to $74.4 million. In August 2018, DTE Electric filed to refund its customers $26.2 million, inclusive of interest, based on their pro rata share of the revenue collected through the self-implementation surcharge in effect from November 1, 2017 to May 1, 2018. DTE Electric has recorded a refund liability as of December 31, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

2018 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requests an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. Finally, as noted in the 2017 Tax Reform section below, DTE Electric addressed Calculation C in this filing. A final MPSC order in this case is expected by May 2019.
Certificate of Necessity
On July 31, 2017, DTE Electric filed a request for authority to build a 1,100 megawatt natural gas fueled combined cycle generation facility at DTE Electric's Belle River Power Plant. DTE Electric requested the MPSC to issue three CONs for the following: (1) power supplied by the proposed project is needed, (2) the size, fuel type, and other design characteristics of the proposed project represent the most reasonable and prudent means of meeting the power need, and (3) the estimated capital costs of $989 million for the proposed project will be recoverable in rates from DTE Electric's customers. The MPSC issued an order April 27, 2018 approving DTE Electric's request for the three CONs with recoverable amounts through rates up to $951.8 million. In August 2018, DTE Electric began construction on its natural gas fueled combined cycle generation facility.
2016 DTE Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on November 1, 2016 requesting an increase in depreciation rates for plant in service balances as of December 31, 2015. The MPSC issued an order on December 6, 2018 authorizing DTE Electric to increase its depreciation rates from 3.06% to 3.72%. The new rates will be effective upon a final order in DTE Electric's 2018 rate case filing expected by May 2019.
2017 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates was primarily due to an increase in net plant. The rate filing also requested an increase in return on equity from 10.1% to 10.5% and included projected changes in sales, operations and maintenance expenses, and working capital. On May 24, 2018, DTE Gas reduced its initial requested increase in base rates to $38.1 million, primarily due to the effects of the TCJA on the original request. On September 13, 2018, the MPSC issued an order approving an annual revenue increase of $9 million for services rendered on or after October 1, 2018. The MPSC authorized a return on equity of 10.0%. Refer to the 2017 Tax Reform section below for further detail regarding the impact of the TCJA Credit A filing for DTE Gas.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 up to the date Credit A is implemented. The Credit B filing is required within sixty days after Credit A is implemented. For Credit B, DTE Electric and DTE Gas have been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. DTE Gas submitted its Credit B filing on July 30, 2018, reflecting a $25 million refund effective January 2019 through June 2019. On October 24, 2018, the MPSC issued an order approving the refund in DTE Gas' Credit B filing. DTE Electric submitted its Credit B filing on September 21, 2018, reflecting a $93 million refund effective January 2019 through June 2019. On December 20, 2018, the MPSC issued an order approving the $93 million refund, inclusive of interest, in DTE Electric's Credit B filing, which commenced on January 1, 2019 through June 30, 2019.
The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas filed its Calculation C case on November 16, 2018 to reduce the revenue requirement by $12 million related to the amortization of deferred tax remeasurement. DTE Electric addressed Calculation C in its general rate case filed July 6, 2018.

NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $8 million and $12 million at December 31, 2018 and 2017, respectively.
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2018	2017	2016
DTE Energy	(In millions)
Income Before Income Taxes	$1,216	$1,287	$1,105
Income tax expense at statutory rate - 21% in 2018 - 35% in 2017 and 2016	$255	$450	$387
Production tax credits	(223)	(189)	(145)
Investment tax credits	(4)	(4)	(5)
Depreciation	2	(4)	(4)
Noncontrolling interests	2	8	12
AFUDC equity	(14)	(18)	(10)
Employee Stock Ownership Plan dividends	(3)	(5)	(5)
Stock based compensation	(3)	(14)	—
Subsidiary stock loss	—	—	(10)
State and local income taxes, net of federal benefit	60	51	58
Enactment of the Tax Cuts and Jobs Act	21	(105)	—
Other, net	5	5	(7)
Income Tax Expense	$98	$175	$271
Effective income tax rate	8.1%	13.6%	24.5%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2018	2017	2016
DTE Electric	(In millions)
Income Before Income Taxes	$857	$928	$975
Income tax expense at statutory rate - 21% in 2018 - 35% in 2017 and 2016	$180	$325	$341
Production tax credits	(35)	(36)	(30)
Investment tax credits	(3)	(4)	(4)
Depreciation	2	3	3
AFUDC equity	(3)	(5)	(6)
Employee Stock Ownership Plan dividends	(2)	(3)	(3)
State and local income taxes, net of federal benefit	49	48	56
Enactment of the Tax Cuts and Jobs Act	7	—	—
Other, net	(2)	(1)	(4)
Income Tax Expense	$193	$327	$353
Effective income tax rate	22.5%	35.2%	36.2%
Components of the Registrants' Income Tax Expense were as follows:

	2018	2017	2016
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(17)	$(22)	$(1)
State and other income tax	1	1	7
Total current income taxes	(16)	(21)	6
Deferred income tax expense
Federal	38	118	184
State and other income tax	76	78	81
Total deferred income taxes	114	196	265
	$98	$175	$271

	2018	2017	2016
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$—	$(17)	$—
State and other income tax	4	(1)	11
Total current income taxes	4	(18)	11
Deferred income tax expense
Federal	131	270	268
State and other income tax	58	75	74
Total deferred income taxes	189	345	342
	$193	$327	$353
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrant's Consolidated Financial Statements. Consistent with the original establishment of these deferred tax liabilities (assets), no recognition of these non-cash transactions have been reflected in the Consolidated Statements of Cash Flows.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2018	2017	2018	2017
	(In millions)
Property, plant, and equipment	$(3,462)	$(3,276)	$(2,840)	$(2,698)
Regulatory assets and liabilities	(54)	(94)	(3)	(31)
Tax credit carry-forwards	1,178	947	250	193
Pension and benefits	311	334	258	302
Federal net operating loss carry-forward	117	83	2	47
State and local net operating loss carry-forwards	59	70	1	5
Investments in equity method investees	(216)	(82)	(1)	—
Other	125	170	87	94
	(1,942)	(1,848)	(2,246)	(2,088)
Less valuation allowance	(33)	(40)	—	—
Long-term deferred income tax liabilities	$(1,975)	$(1,888)	$(2,246)	$(2,088)

Deferred income tax assets	$2,021	$1,814	$855	$830
Deferred income tax liabilities	(3,996)	(3,702)	(3,101)	(2,918)
	$(1,975)	$(1,888)	$(2,246)	$(2,088)
Tax credit carry-forwards for DTE Energy include $871 million of general business credits that expire from 2034 through 2038 and $307 million of alternative minimum tax credits that will be refundable over the next four years. The alternative minimum tax credits are production tax credits earned prior to 2006 but not utilized. The majority of these alternative minimum tax credits were generated from projects that had received a private letter ruling (PLR) from the IRS. These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Energy has a federal net operating loss carry-forward of $555 million as of December 31, 2018. The net operating loss carry-forwards generated in 2015 and 2016 will expire from 2035 through 2036, and the net operating loss carry-forward generated in 2018 will be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $59 million and $70 million at December 31, 2018 and 2017, respectively. The state and local net operating loss carry-forwards expire from 2019 through 2038. DTE Energy has recorded valuation allowances at December 31, 2018 and 2017 of approximately $33 million and $40 million, respectively, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Tax credit carry-forwards for DTE Electric include $250 million of general business credits that expire from 2035 through 2038. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has a federal net operating loss carry-forward of $11 million as of December 31, 2018, which will expire in 2035. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has state and local deferred tax assets related to net operating loss carry-forwards of $1 million at December 31, 2018, while there was $5 million state and local deferred tax asset related to net operating loss carry-forwards at December 31, 2017. No valuation allowance is required for DTE Electric's state and local net operating loss carry-forwards.
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
On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), directing taxpayers to consider the implications of the TCJA as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law.  Refer to Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for a description of true-up adjustments to the remeasurement of deferred taxes recorded in 2018.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2018	2017	2016
DTE Energy	(In millions)
Balance at January 1	$10	$10	$3
Additions for tax positions of prior years	—	—	7
Balance at December 31	$10	$10	$10

	2018	2017	2016
DTE Electric	(In millions)
Balance at January 1	$13	$13	$4
Additions for tax positions of prior years	—	—	9
Balance at December 31	$13	$13	$13
DTE Energy had $8 million of unrecognized tax benefits at December 31, 2018 and 2017 that, if recognized, would favorably impact its effective tax rate. DTE Energy does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
DTE Electric had $10 million of unrecognized tax benefits at December 31, 2018 and 2017 that, if recognized, would favorably impact its effective tax rate. DTE Electric does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on their Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $4 million and $3 million at December 31, 2018 and 2017, respectively. DTE Energy recognized interest expense related to income taxes of $1 million in 2018, a nominal amount in 2017, and $2 million in 2016. DTE Energy had accrued no penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $5 million and $4 million at December 31, 2018 and 2017, respectively. DTE Electric recognized interest expense related to income taxes of $1 million in 2018, a nominal amount in 2017, and $3 million in 2016. DTE Electric had accrued no penalties pertaining to income taxes.
In 2018, DTE Energy, including DTE Electric, settled a federal tax audit for the 2016 tax year. DTE Energy's federal income tax returns for 2017 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax and Michigan Corporate Income Tax returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2018	2017	2016
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$1,120	$1,134	$868
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — basic	$1,118	$1,132	$866

Average number of common shares outstanding — basic	181	179	179
Basic Earnings per Common Share	$6.18	$6.32	$4.84

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$1,120	$1,134	$868
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — diluted	$1,118	$1,132	$866

Average number of common shares outstanding — diluted	181	179	179
Diluted Earnings per Common Share(a)	$6.17	$6.32	$4.83
_______________________________________

(a)
The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6.3 million for the years ended December 31, 2018 and 2017 as the dilutive stock price threshold was not met. For more information, see Note 14 to the Consolidated Financial Statements, "Long-Term Debt."

NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2018 and 2017. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	December 31, 2018						December 31, 2017
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$16	$2	$—	$—	$—	$18	$16	$3	$—	$—	$—	$19
Nuclear decommissioning trusts
Equity securities	851	—	—	—	—	851	978	—	—	—	—	978
Fixed income securities	12	490	—	—	—	502	18	477	—	—	—	495
Private equity and other	—	—	—	20	—	20	—	—	—	5	—	5
Cash equivalents	5	—	—	—	—	5	14	—	—	—	—	14
Other investments(e)
Equity securities	110	—	—	—	—	110	118	—	—	—	—	118
Fixed income securities	69	—	—	—	—	69	72	—	—	—	—	72
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets:
Commodity Contracts:
Natural Gas	199	87	63	—	(277)	72	148	112	97	—	(256)	101
Electricity	—	247	56	—	(252)	51	—	243	42	—	(241)	44
Other	—	—	7	—	(1)	6	—	—	9	—	—	9
Foreign currency exchange contracts	—	4	—	—	—	4	—	1	—	—	(1)	—
Total derivative assets	199	338	126	—	(530)	133	148	356	148	—	(498)	154
Total	$1,266	$830	$126	$20	$(530)	$1,712	$1,368	$836	$148	$5	$(498)	$1,859

Liabilities
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(197)	$(71)	$(112)	$—	$272	$(108)	$(141)	$(111)	$(126)	$—	$263	$(115)
Electricity	—	(227)	(58)	—	240	(45)	—	(245)	(30)	—	246	(29)
Other	—	(1)	—	—	1	—	—	—	(1)	—	1	—
Interest rate contracts	—	(3)	—	—	—	(3)	—	—	—	—	—	—
Foreign currency exchange contracts	—	—	—	—	—	—	—	(3)	—	—	1	(2)
Total derivative liabilities	(197)	(302)	(170)	—	513	(156)	(141)	(359)	(157)	—	511	(146)
Total	$(197)	$(302)	$(170)	$—	$513	$(156)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,069	$528	$(44)	$20	$(17)	$1,556	$1,227	$477	$(9)	$5	$13	$1,713
Assets
Current	$212	$273	$96	$—	$(461)	$120	$157	$298	$104	$—	$(437)	$122
Noncurrent	1,054	557	30	20	(69)	1,592	1,211	538	44	5	(61)	1,737
Total Assets	$1,266	$830	$126	$20	$(530)	$1,712	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Current	$(191)	$(251)	$(76)	$—	$451	$(67)	$(137)	$(313)	$(108)	$—	$459	$(99)
Noncurrent	(6)	(51)	(94)	—	62	(89)	(4)	(46)	(49)	—	52	(47)
Total Liabilities	$(197)	$(302)	$(170)	$—	$513	$(156)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,069	$528	$(44)	$20	$(17)	$1,556	$1,227	$477	$(9)	$5	$13	$1,713
_______________________________________

(a)	See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

_______________________________________

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At December 31, 2018, the $18 million consisted of $3 million, $5 million, and $10 million of cash equivalents included in Cash and Cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2017, the $19 million consisted of $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis:

	December 31, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$8	$2	$—	$—	$10	$8	$3	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	851	—	—	—	851	978	—	—	—	978
Fixed income securities	12	490	—	—	502	18	477	—	—	495
Private equity and other	—	—	—	20	20	—	—	—	5	5
Cash equivalents	5	—	—	—	5	14	—	—	—	14
Other investments
Equity securities	10	—	—	—	10	11	—	—	—	11
Derivative assets — FTRs	—	—	6	—	6	—	—	9	—	9
Total	$886	$492	$6	$20	$1,404	$1,029	$480	$9	$5	$1,523

Assets
Current	$8	$2	$6	$—	$16	$8	$3	$9	$—	$20
Noncurrent	878	490	—	20	1,388	1,021	477	—	5	1,503
Total Assets	$886	$492	$6	$20	$1,404	$1,029	$480	$9	$5	$1,523
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At December 31, 2018, the $10 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2017, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds. Other assets such as private equity investments are used to enhance long-term returns while improving portfolio diversification. All pricing for private equity investments in this category are classified as NAV assets. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. Non-exchange traded fixed income securities are valued based upon quotations available from brokers or pricing services. Commingled funds that hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on publicly available NAVs. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(29)	$12	$8	$(9)	$(96)	$9	$(1)	$(88)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	(3)	—	—	(3)	—	—	—	—
Total gains (losses)
Included in earnings	(146)	29	1	(116)	(29)	109	2	82
Recorded in Regulatory liabilities	—	—	9	9	—	—	25	25
Purchases, issuances, and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	129	(43)	(11)	75	96	(106)	(18)	(28)
Net Assets (Liabilities) as of December 31	$(49)	$(2)	$7	$(44)	$(29)	$12	$8	$(9)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2018 and 2017 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(119)	$15	$(16)	$(120)	$(30)	$50	$1	$21

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2018	2017
	(In millions)
Net Assets as of January 1	$9	$2
Change in fair value recorded in Regulatory liabilities	9	25
Purchases, issuances, and settlements:
Settlements	(12)	(18)
Net Assets as of December 31	$6	$9
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2018 and 2017 and reflected in DTE Electric's Consolidated Statements of Financial Position	$6	$9
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the years ended December 31, 2018 and 2017, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$63	$(112)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.15)	—	$5.59	/MMBtu	$(0.1	)/MMBtu
Electricity	$56	$(58)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$9	/MWh	$1	/MWh

	December 31, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$97	$(126)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$9.75	/MMBtu	$(0.03	)/MMBtu
Electricity	$42	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(5)	—	$15	/MWh	$2	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding capital leases	$40	$—	$—	$40	$38	$—	$—	$38
Dividends payable	$172	$172	$—	$—	$158	$158	$—	$—
Short-term borrowings	$609	$—	$609	$—	$621	$—	$621	$—
Notes payable — Other(b), excluding capital leases	$41	$—	$—	$41	$12	$—	$—	$12
Long-term debt(c)	$13,622	$1,796	$10,712	$1,317	$12,288	$1,939	$10,571	$764
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$6	$—	$—	$6	$—	$—	$—	$—
Short-term borrowings — affiliates	$101	$—		$101	$116	$—	$—	$116
Short-term borrowings — other	$149	$—	$149	$—	238	$—	$238	$—
Notes payable — Other(a), excluding capital leases	$21	$—	$—	$21	$2	$—	$—	$2
Long-term debt(b)	$6,538	$—	$6,552	$161	$6,017	$—	$6,441	$171
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2018	2017
	(In millions)
Fermi 2	$1,372	$1,475
Fermi 1	3	3
Low-level radioactive waste	3	14
	$1,378	$1,492

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Realized gains	$65	$83	$74
Realized losses	$(42)	$(29)	$(63)
Proceeds from sale of securities	$1,203	$1,240	$1,457
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2018			December 31, 2017
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$851	$235	$(79)	$978	$320	$(32)
Fixed income securities	502	7	(8)	495	13	(3)
Private equity and other	20	—	—	5	—	—
Cash equivalents	5	—	—	14	—	—
	$1,378	$242	$(87)	$1,492	$333	$(35)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2018
(In millions)
Due within one year	$29
Due after one through five years	89
Due after five through ten years	113
Due after ten years	271
$502
Other Securities
At December 31, 2018 and 2017, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. Net losses related to equity securities held at December 31, 2018 were $11 million and net gains related to equity securities held at December 31, 2017 and 2016 were $26 million, and $15 million, respectively, for the Registrants. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
Power and Industrial Projects — This segment manages and operates energy and pulverized coal projects, a coke battery, reduced emissions fuel projects, renewable gas recovery, and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2018 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(3)	$—	$—
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$349	$(380)	$357	$(378)
Electricity	303	(285)	285	(275)
Other	7	(1)	9	(1)
Foreign currency exchange contracts	4	—	1	(3)
Total derivatives not designated as hedging instruments	$663	$(666)	$652	$(657)

Current	$563	$(518)	$540	$(558)
Noncurrent	100	(151)	112	(99)
Total derivatives	$663	$(669)	$652	$(657)
The following table presents the fair value of derivative instruments for DTE Electric:

	December 31,
	2018	2017
	(In millions)
FTRs — Other current assets	$6	$9
Total derivatives not designated as hedging instruments	$6	$9
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $4 million outstanding at December 31, 2018 and 2017, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $8 million and $4 million at December 31, 2018 and 2017, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

For DTE Energy, the total cash collateral received, net of cash collateral posted, was $13 million as of December 31, 2018. DTE Energy had $28 million total cash collateral posted, net of cash collateral received, as of December 31, 2017. DTE Energy had $17 million of cash collateral related to unrealized positions to net against Derivative assets and no cash collateral related to unrealized positions to net against Derivative liabilities as of December 31, 2018. DTE Energy had $9 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $22 million as of December 31, 2017. DTE Energy recorded cash collateral paid of $10 million and cash collateral received of $6 million not related to unrealized derivative positions as of December 31, 2018. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2017. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2018			December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$349	$(277)	$72	$357	$(256)	$101
Electricity	303	(252)	51	285	(241)	44
Other	7	(1)	6	9	—	9
Foreign currency exchange contracts	4	—	4	1	(1)	—
Total derivative assets	$663	$(530)	$133	$652	$(498)	$154

Derivative liabilities
Commodity contracts
Natural gas	$(380)	$272	$(108)	$(378)	$263	$(115)
Electricity	(285)	240	(45)	(275)	246	(29)
Other	(1)	1	—	(1)	1	—
Interest rate contracts	(3)	—	(3)	—	—	—
Foreign currency exchange contracts	—	—	—	(3)	1	(2)
Total derivative liabilities	$(669)	$513	$(156)	$(657)	$511	$(146)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2018				December 31, 2017
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$563	$100	$(518)	$(151)	$540	$112	$(558)	$(99)
Counterparty netting	(451)	(62)	451	62	(437)	(52)	437	52
Collateral adjustment	(10)	(7)	—	—	—	(9)	22	—
Total derivatives as reported	$102	$31	$(67)	$(89)	$103	$51	$(99)	$(47)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2018	2017	2016
		(In millions)
Derivatives not Designated as Hedging Instruments
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(42)	$(74)	$(153)
Natural gas	Fuel, purchased power, and gas — non-utility	(94)	97	(2)
Electricity	Operating Revenues — Non-utility operations	49	105	43
Other	Operating Revenues — Non-utility operations	(1)	2	5
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	7	(2)	(2)
Total		$(81)	$128	$(109)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2018:

Commodity	Number of Units
Natural Gas (MMBtu)	2,171,541,994
Electricity (MWh)	36,163,761
Foreign Currency Exchange (Canadian dollars)	101,975,644
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $638 million.
As of December 31, 2018, DTE Energy had $541 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $495 million. The net remaining amount of $46 million is derived from the $638 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2018	2017
			(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured	3.2%	2019 — 2033	$4,425	$3,825
DTE Electric Taxable Debt, Principally Secured	4.3%	2020 — 2048	6,280	5,755
DTE Electric Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2030	310	310
DTE Gas Taxable Debt, Principally Secured	4.5%	2019 — 2048	1,550	1,330
Other Long-Term Debt, including Non-Recourse Debt			1	7
			12,566	11,227
Unamortized debt discount and premium, net			(16)	(15)
Unamortized debt issuance costs			(73)	(69)
Long-term debt due within one year			(1,495)	(104)
			$10,982	$11,039
Junior Subordinated Debentures
Subordinated Debentures	5.5%	2062 — 2077	$1,180	$1,180
Unamortized debt issuance costs			(35)	(35)
			$1,145	$1,145
_______________________________________

(a)	Weighted average interest rate as of December 31, 2018.

(b)	DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.
DTE Electric's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2018	2017
			(In millions)
Mortgage bonds, notes, and other
Taxable Debt, Principally Secured	4.3%	2020 — 2048	$6,280	$5,755
Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2030	310	310
			6,590	6,065
Unamortized debt discount			(11)	(10)
Unamortized debt issuance costs			(41)	(38)
			$6,538	$6,017
_______________________________________

(a)	Weighted average interest rate as of December 31, 2018.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

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

(b)	Proceeds were used for the repayment of short-term borrowings and general corporate purposes.
Debt Redemptions
In 2018, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Gas	April	Senior Notes	6.04%	2018	$100
DTE Energy	Various	Other Long-Term Debt	Various	2018	5
					$105
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount or premium on debt:

	2019	2020	2021	2022	2023	2024 and Thereafter	Total
	(In millions)
DTE Energy(a)	$1,495	$682	$462	$616	$1,177	$9,314	$13,746
DTE Electric	$—	$632	$462	$316	$202	$4,978	$6,590
_______________________________________

(a)	Amounts include DTE Electric's scheduled debt maturities.
Junior Subordinated Debentures
At December 31, 2018, DTE Energy had the following Junior Subordinated Debentures:

	Interest Rate	Maturity Date	Amount
			(In millions)
2012 Series C	5.25%	2062	$200
2016 Series B	5.375%	2076	300
2016 Series F	6.00%	2076	280
2017 Series E	5.25%	2077	400
			$1,180
DTE Energy has the right to defer interest payments on the debt securities. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2018, no interest payments have been deferred on the debt securities.

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
On January 1, 2017, DTE Energy began paying the stock purchase contract holders quarterly contract adjustment payments at a rate of 5% per year of the stated amount of $50 per Equity Unit, or $2.50 per year. The present value of the future contract adjustment payments of $98 million was recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability is included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy’s Consolidated Statements of Financial Position. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. The treasury stock method is used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $116.31 (the threshold appreciation price). At December 31, 2018, the stock purchase price contract was anti-dilutive and, therefore, not included in the computation of diluted earnings per share. If payments for the stock purchase contract are deferred, DTE Energy may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, DTE Energy may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs.
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
_______________________________________

(a)
Payments of $33 million and $32 million were made in 2018 and 2017, respectively. The stock purchase contract liability, exclusive of interest, was $33 million and $66 million at December 31, 2018 and 2017, respectively.

NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2018, the amount of authorized and unissued stock is as follows:

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2018, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.55 to 1, 0.50 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The availability under the facilities in place at December 31, 2018 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at December 31, 2018
Commercial paper issuances	271	149	189	609
Letters of credit	168	—	—	168
	439	149	189	777
Net availability at December 31, 2018	$981	$251	$111	$1,343
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
The weighted average interest rate for short-term borrowings was 2.9% and 1.9% at December 31, 2018 and 2017, respectively, for DTE Energy. The weighted average interest rate for short-term borrowings was 2.9% and 1.5% at December 31, 2018 and 2017, respectively, for DTE Electric.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At December 31, 2018, the capacity under this facility was $125 million. The amount outstanding under this agreement was $93 million and $56 million at December 31, 2018 and 2017, respectively, and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2018, the effect of this provision was to restrict the payment of approximately $2.4 billion of Retained earnings totaling $6.1 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 17 — CAPITAL AND OPERATING LEASES
Lessee
Operating Lease — The Registrants lease various assets under operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles, and other equipment. The lease arrangements expire at various dates through 2051 and 2046 for DTE Energy and DTE Electric, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' future minimum lease payments under non-cancelable operating leases at December 31, 2018 were:

	DTE Energy	DTE Electric
	(In millions)
2019	$42	$17
2020	30	12
2021	18	10
2022	11	7
2023	8	5
2024 and thereafter	45	29
Total minimum lease payments	$154	$80
Rental expense for DTE Energy operating leases was $44 million in 2018, $51 million in 2017, and $43 million in 2016, including rental expense for DTE Electric operating leases of $18 million in 2018 and $28 million in 2017 and 2016.
Lessor
Operating Lease — DTE Energy leases various assets under operating leases for energy facilities and related equipment. DTE Energy's minimum future rental revenues under non-cancelable operating leases as of December 31, 2018 were:

DTE Energy
(In millions)
2019	$66
2020	66
2021	64
2022	20
2023	20
2024 and thereafter	196
Total minimum future rental revenue under non-cancelable operating leases	$432
The amounts listed above do not include contingent rentals associated with the leased assets. DTE Energy had contingent rental revenues of $107 million, $91 million, and $101 million in 2018, 2017, and 2016, respectively.
Capital Lease — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has two energy services agreements, for which a portion of are accounted for as capital leases. These agreements expire in 2019 and 2026.
The components of DTE Energy's net investment in capital leases at December 31, 2018, were as follows:

DTE Energy
(In millions)
2019	$10
2020	9
2021	—
2022	—
2023	—
2024 and thereafter	1
Total minimum future lease receipts	20
Residual value of leased pipeline	40
Less unearned income	(9)
Net investment in capital lease	51
Less current portion	(5)
$46

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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge again granted DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed pending resolution of the appeal by the Court of Appeals for the Sixth Circuit. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On May 8, 2017, DTE Energy and DTE Electric filed a motion to stay the mandate pending filing of a petition for writ of certiorari with the U.S. Supreme Court. The Sixth Circuit granted the motion on May 16, 2017, staying the claims in the U.S. District Court until the U.S. Supreme Court disposes of the case. DTE Electric and DTE Energy filed a petition for writ of certiorari on July 31, 2017. On December 11, 2017, the U.S. Supreme Court denied certiorari. As a result of the Supreme Court electing not to review the matter, the case was sent back to the U.S. District Court for further proceedings and on June 14, 2018 the case was stayed pending settlement negotiations. The proceedings at the District Court remain stayed while the parties discuss potential resolution of the matter.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing electric utility generating units. This proposed rule, named the Affordable Clean Energy (ACE) rule, is intended to replace the Clean Power Plan rule. In addition, in December 2018, the EPA issued proposed revisions to the carbon dioxide performance standards for new, modified, or reconstructed fossil-fuel fired EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. These proposed rules do not impact DTE Energy's goal to reduce carbon emissions 30% by the early 2020s, 45% by 2030, 75% by 2040, and more than 80% by 2050.
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
To comply with air pollution requirements, DTE Electric spent approximately $2.4 billion through 2018. DTE Electric does not anticipate additional capital expenditures through 2025.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2018 and 2017, DTE Electric had $7 million and $6 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. Additionally, a D.C. District Court Decision on August 21, 2018 (effective October 12, 2018) may affect the timing of closure of coal ash impoundments that are not lined with an engineered liner system. In 2019, the EPA is expected to affirmatively undertake rulemaking to implement the D.C. District Court's decision that will determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

At the State level, legislation was signed by the Governor in December 2018. The bill provides for a CCR program to be regulated in Michigan once approval is requested and received from the EPA.
DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant or as a basin becomes inactive. Under the current CCR rules and uncertainty regarding the D.C. District Court decision, capital costs and timing associated with the building of new CCR facilities or retirement of existing CCR facilities are being evaluated.
In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which requires additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new National Pollutant Discharge Elimination System (NPDES) permits by the State of Michigan. The State of Michigan has issued a NPDES permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits that would require ELG compliance have been issued for other facilities, consequently no compliance timelines have been established.
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule to postpone certain applicable deadlines within the ELG rule. The final rule was published on September 18, 2017. The final rule nullified the administrative stay but also extended the earliest compliance deadlines for the FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule.
Over the next six years, to comply with the November 2015 ELG requirements and CCR requirements, costs associated with the building of new facilities or installation of controls are estimated to be approximately $565 million.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2018 and 2017, DTE Gas had $25 million and $41 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plan (SIP) submittal and EPA approval describing the control strategy and timeline for demonstrating compliance with the new SO2 standard is the next step in the process and is expected to be completed by the end of 2019. DTE Energy is currently working with the MDEQ to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2018 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2018 was $359 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $242 million and $377 million at December 31, 2018, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. In October 2018, NEXUS Pipeline was placed in service. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS also entered into certain 15-year capacity lease agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at December 31, 2018, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $64 million at December 31, 2018. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2018, DTE Energy had $76 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximate 2,800 represented employees. The majority of the represented employees are under contracts that expire in 2020 and 2021.
Purchase Commitments
As of December 31, 2018, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2019 through 2051 for DTE Energy, and 2019 through 2039 for DTE Electric, as detailed in the following table:

	DTE Energy	DTE Electric
	(In millions)
2019	$2,691	$777
2020	1,311	541
2021	632	171
2022	409	88
2023	351	85
2024 and thereafter	1,953	737
	$7,347	$2,399
Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $3.9 billion and $2.2 billion in 2019 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2019 annual capital expenditures and contributions to equity method investees.
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of December 31, 2018, uncollected pre-petition accounts receivable from PG&E were approximately $12 million. Currently, PG&E has been paying amounts owed in a timely manner and its account is current. As of December 31, 2018, DTE Energy has not recorded a reserve related to the pre-petition receivables.
As of December 31, 2018, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $106 million. As of December 31, 2018, DTE Energy performed an impairment analysis on its long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Based on its undiscounted cash flow projections, DTE Energy determined that it did not have an impairment loss as of December 31, 2018. DTE Energy’s assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $77 million in entities that sell power to PG&E. DTE Energy has determined that it does not have an other than temporary decline in its equity investments as described in ASC 323, Investments-Equity Method and Joint Ventures. DTE Energy’s assumptions and conclusions may change in the future, and it could have an impairment loss if certain facilities are not utilized as currently anticipated or the contracts are rejected through the bankruptcy process.

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
DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property, and decommissioning. The combined coverage limit for total property damage is $2.75 billion. The total limit for property damage for non-nuclear events is $2.0 billion and an aggregate of $328 million of coverage for extra expenses over a two-year period.
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $41 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
Public Liability Insurance
As required by federal law, DTE Electric maintains $450 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $138 million could be levied against each licensed nuclear facility, but not more than $20 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
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

NOTE 20 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
DTE Energy's subsidiary, DTE Energy Corporate Services, LLC (LLC), sponsors defined benefit pension plans and other postretirement plans covering certain employees of the Registrants.
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2018:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by the LLC. DTE Electric accounts for its participation in DTE Energy's qualified and nonqualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. In addition, the service cost and non-service cost components are presented in Operation and maintenance in DTE Electric's Consolidated Statements of Operations. The same non-service cost components are presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations. Plan participants of all plans are solely DTE Energy and affiliate participants.
Pension Plan Benefits
DTE Energy has qualified defined benefit retirement plans for eligible represented and non-represented employees. The plans are noncontributory and provide traditional retirement benefits based on the employee's years of benefit service, average final compensation, and age at retirement. In addition, certain represented and non-represented employees are covered under cash balance provisions that determine benefits on annual employer contributions and interest credits. DTE Energy also maintains supplemental nonqualified, noncontributory, retirement benefit plans for certain management employees. These plans provide for benefits that supplement those provided by DTE Energy’s other retirement plans.
Net pension cost for DTE Energy includes the following components:

	2018	2017	2016
	(In millions)
Service cost	$99	$92	$92
Interest cost	202	214	219
Expected return on plan assets	(329)	(311)	(309)
Amortization of:
Net actuarial loss	176	176	164
Prior service cost	—	1	1
Net pension cost	$148	$172	$167

	2018	2017
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$125	$27
Amortization of net actuarial loss	(176)	(176)
Prior service credit	—	(11)
Amortization of prior service cost	—	(1)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(51)	$(161)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$97	$11
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$131	$178
Prior service cost	$1	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2018	2017
	(In millions)
Accumulated benefit obligation, end of year	$4,779	$5,149
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$5,576	$5,171
Service cost	99	92
Interest cost	202	214
Plan amendments	—	(11)
Actuarial (gain) loss	(438)	391
Benefits paid	(315)	(281)
Projected benefit obligation, end of year	$5,124	$5,576
Change in plan assets
Plan assets at fair value, beginning of year	$4,636	$4,012
Actual return on plan assets	(233)	674
Company contributions	185	231
Benefits paid	(315)	(281)
Plan assets at fair value, end of year	$4,273	$4,636
Funded status	$(851)	$(940)
Amount recorded as:
Current liabilities	$(14)	$(16)
Noncurrent liabilities	(837)	(924)
	$(851)	$(940)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$152	$163
Prior service cost	5	6
	$157	$169
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,973	$2,014
Prior service credit	(12)	(14)
	$1,961	$2,000
______________________________________

(a)	See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The Registrants' policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. The following table provides contributions to the qualified pension plans in:

	2018	2017	2016
	(In millions)
DTE Energy	$175	$223	$179
DTE Electric	175	185	145

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

During 2018, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price per Share	Amount
			(In millions)
March 7, 2018	1,751,401	$99.92	$175
The above contribution was made on behalf of DTE Electric, for which DTE Electric paid DTE Energy cash consideration of $175 million in March 2018.
At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making up to $150 million in contributions, including $100 million of DTE Electric contributions, to the qualified pension plans in 2019.
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $120 million for the year ended December 31, 2018 and $136 million for the years ended December 31, 2017 and 2016. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
At December 31, 2018, the benefits related to DTE Energy's qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2019	$311
2020	317
2021	317
2022	323
2023	332
2024-2028	1,713
Total	$3,313
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2018	2017	2016
Projected benefit obligation
Discount rate	4.40%	3.70%	4.25%
Rate of compensation increase	4.98%	4.98%	4.65%
Net pension costs
Discount rate	3.70%	4.25%	4.50%
Rate of compensation increase	4.98%	4.65%	4.65%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.75%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have long-term rate of return assumptions for the pension plans of 7.30% and other postretirement benefit plans of 7.75% for 2019. The Registrants believe these rates are a reasonable assumption for the long-term rate of return on plan assets for 2019 given the current investment strategy.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The DTE Energy Company Affiliates Employee Benefit Plans Master Trust employs a liability driven investment program whereby the characteristics of plan liabilities are considered when determining investment policy. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income, and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks and large and small market capitalizations. Fixed income investments generally include U.S. Treasuries, other governmental debt, diversified corporate bonds, bank loans, and mortgage-backed securities. Other investments are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
Target allocations for DTE Energy's pension plan assets as of December 31, 2018 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	16%
U.S. Small Cap and Mid Cap Equity Securities	4
Non-U.S. Equity Securities	15
Fixed Income Securities	42
Hedge Funds and Similar Investments	15
Private Equity and Other	8
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2018 and 2017(a):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$—	$27	$—	$27	$—	$114	$—	$114
Equity Securities
U.S. Large Cap(d)	606	3	—	609	821	5	—	826
U.S. Small Cap and Mid Cap(e)	123	1	—	124	229	5	—	234
Non-U.S.(f)	337	9	240	586	529	13	280	822
Fixed Income Securities(g)	6	1,892	—	1,898	1	1,453	—	1,454
Hedge Funds and Similar Investments(h)	88	—	542	630	265	—	593	858
Private Equity and Other(i)	—	—	399	399	—	—	328	328
Securities Lending(j)	(22)	(8)	—	(30)	(53)	(13)	—	(66)
Securities Lending Collateral(j)	22	8	—	30	53	13	—	66
DTE Energy Total	$1,160	$1,932	$1,181	$4,273	$1,845	$1,590	$1,201	$4,636
_______________________________________

(a)	For a description of levels within the fair value hierarchy, see Note 12 to the Consolidated Financial Statements, "Fair Value."

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(d)	This category represents portfolios of large capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained.

(e)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained.

(f)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(g)
This category includes corporate bonds from diversified industries, U.S. Treasuries, other governmental debt, bank loans, and mortgage-backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services.

(h)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds and limited partnership funds are classified as NAV assets.

(i)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in real estate and private debt. All pricing for investments in this category are classified as NAV assets.

(j)
DTE Energy has a securities lending program with a third-party agent. The program allows the agent to lend certain securities from DTE Energy's pension trust to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with their securities lending agency agreements.

The pension trust holds debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices.
There were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2018 and 2017 for DTE Energy.
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2018 and does not anticipate making any contributions to the trusts in 2019.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy and DTE Electric offer a defined contribution VEBA for eligible represented and non-represented employees, in lieu of defined benefit post-employment health care benefits. The Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America for Local 223 employees. DTE Energy contributions to the VEBA for these accounts were $11 million in 2018, $8 million in 2017, and $6 million in 2016, including DTE Electric contributions of $5 million in 2018, 2017, and 2016.
The Registrants also contribute a fixed amount to a Retiree Reimbursement Account, for certain non-represented and represented retirees, spouses, and surviving spouses when the youngest of the retiree's covered household becomes eligible for Medicare Part A based on age. The amount of the annual allocation to each participant is determined by the employee's retirement date, and increases each year for each eligible participant at the lower of the rate of medical inflation or 2%.
Net other postretirement credit for DTE Energy includes the following components:

	2018	2017	2016
	(In millions)
Service cost	$27	$27	$27
Interest cost	69	73	80
Expected return on plan assets	(143)	(130)	(129)
Amortization of:
Net actuarial loss	11	13	30
Prior service credit	—	(14)	(118)
Other	—	—	(1)
Net other postretirement credit	$(36)	$(31)	$(111)

	2018	2017
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial gain	$(8)	$(21)
Amortization of net actuarial loss	(11)	(13)
Prior service credit	(44)	(1)
Amortization of prior service credit	—	14
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(63)	$(21)
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(99)	$(52)
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$12	$11
Prior service credit	$(9)	$(1)
Net other postretirement credit for DTE Electric includes the following components:

	2018	2017	2016
	(In millions)
Service cost	$20	$20	$20
Interest cost	53	56	61
Expected return on plan assets	(98)	(90)	(90)
Amortization of:
Net actuarial loss	8	8	21
Prior service credit	—	(10)	(89)
Net other postretirement credit	$(17)	$(16)	$(77)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2018	2017
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial (gain) loss	$(46)	$2
Amortization of net actuarial loss	(8)	(8)
Amortization of prior service (cost) credit	(35)	10
Total recognized in Regulatory assets	$(89)	$4
Total recognized in net periodic benefit cost and Regulatory assets	$(106)	$(12)
Estimated amounts to be amortized from Regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$5	$8
Prior service credit	$(7)	$—
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2018	2017	2018	2017
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,910	$1,795	$1,470	$1,373
Service cost	27	27	20	20
Interest cost	69	73	53	56
Plan amendments	(44)	—	(35)	—
Actuarial (gain) loss	(227)	101	(196)	84
Benefits paid	(90)	(86)	(65)	(63)
Accumulated postretirement benefit obligation, end of year	$1,645	$1,910	$1,247	$1,470
Change in plan assets
Plan assets at fair value, beginning of year	$1,848	$1,758	$1,272	$1,218
Actual return on plan assets	(75)	252	(52)	172
Benefits paid	(84)	(162)	(62)	(118)
Plan assets at fair value, end of year	$1,689	$1,848	$1,158	$1,272
Funded status	$44	$(62)	$(89)	$(198)
Amount recorded as:
Noncurrent assets	$45	$—	$189	$113
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	—	(61)	(278)	(311)
	$44	$(62)	$(89)	$(198)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial (gain) loss	$1	$(1)	$—	$—
	$1	$(1)	$—	$—
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$257	$279	$156	$211
Prior service credit	(44)	(1)	(35)	—
	$213	$278	$121	$211
______________________________________

(a)	See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

At December 31, 2018, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2019	$88	$66
2020	92	70
2021	96	73
2022	100	75
2023	102	77
2024-2028	532	402
Total	$1,010	$763
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2018	2017	2016
Accumulated postretirement benefit obligation
Discount rate	4.40%	3.70%	4.25%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.50 / 6.75%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2031	2030	2028
Other postretirement benefit costs
Discount rate	3.70%	4.25%	4.50%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.00%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.50 / 6.75%	6.25 / 6.75%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2030	2028	2027
A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs for DTE Energy by $4 million, including $3 million for DTE Electric, in 2018 and would have increased the accumulated benefit obligation for DTE Energy by $72 million, including $51 million for DTE Electric, at December 31, 2018. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs for DTE Energy by $4 million, including $3 million for DTE Electric, in 2018 and would have decreased the accumulated benefit obligation for DTE Energy by $63 million, including $45 million for DTE Electric, at December 31, 2018.
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans.
The DTE Energy Master VEBA Trust employs a total return investment approach. The investment portfolio contains a diversified blend of equity, fixed income, and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks and large and small market capitalizations. Fixed income investments generally include U.S. Treasuries, other governmental debt, diversified corporate bonds, bank loans, and mortgage-backed securities. Other investments are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2018 are listed below:

U.S. Large Cap Equity Securities	16%
U.S. Small Cap and Mid Cap Equity Securities	4
Non-U.S. Equity Securities	19
Fixed Income Securities	28
Hedge Funds and Similar Investments	19
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2018 and 2017(a):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$14	$2	$—	$16	$13	$2	$—	$15
Equity Securities
U.S. Large Cap(d)	225	—	—	225	284	—	—	284
U.S. Small Cap and Mid Cap(e)	75	—	—	75	131	—	—	131
Non-U.S.(f)	234	—	67	301	288	1	77	366
Fixed Income Securities(g)	11	350	130	491	29	324	130	483
Hedge Funds and Similar Investments(h)	97	—	203	300	116	—	219	335
Private Equity and Other(i)	—	—	281	281	—	—	234	234
Securities Lending(j)	(21)	(1)	—	(22)	(39)	(1)	—	(40)
Securities Lending Collateral(j)	21	1	—	22	39	1	—	40
DTE Energy Total	$656	$352	$681	$1,689	$861	$327	$660	$1,848

DTE Electric asset category:
Short-term Investments(c)	$10	$1	$—	$11	$9	$1	$—	$10
Equity Securities
U.S. Large Cap(d)	154	—	—	154	195	—	—	195
U.S. Small Cap and Mid Cap(e)	52	—	—	52	91	—	—	91
Non-U.S.(f)	163	—	45	208	200	1	52	253
Fixed Income Securities(g)	7	232	92	331	20	218	92	330
Hedge Funds and Similar Investments(h)	68	—	139	207	80	—	150	230
Private Equity and Other(i)	—	—	195	195	—	—	163	163
Securities Lending(j)	(15)	—	—	(15)	(27)	(1)	—	(28)
Securities Lending Collateral(j)	15	—	—	15	27	1	—	28
DTE Electric Total	$454	$233	$471	$1,158	$595	$220	$457	$1,272
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 12 to the Consolidated Financial Statements, "Fair Value."

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(d)	This category represents portfolios of large capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained.

(e)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained.

(f)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(g)
This category includes corporate bonds from diversified industries, U.S. Treasuries, other governmental debt, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.

(h)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds and limited partnership funds are classified as NAV assets.

(i)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in real estate and private debt. All investments in this category are classified as NAV assets.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The DTE Energy Company Master VEBA Trust holds debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds hold exchange-traded equity or debt securities and are valued based on NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices.
There were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2018 and 2017 for either of the Registrants.
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $61 million, $57 million, and $51 million for the years ended December 31, 2018, 2017, and 2016, respectively. For DTE Electric, the cost of these plans was $29 million, $27 million, and $23 million for the years ended December 31, 2018, 2017, and 2016.

NOTE 21 — STOCK-BASED COMPENSATION
DTE Energy’s stock incentive program permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares, and performance units to employees and members of its Board of Directors. As a result of a stock award, a settlement of an award of performance shares, or by exercise of a participant’s stock option, DTE Energy may deliver common stock from its authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DTE Energy in the name of the participant. Key provisions of the stock incentive program are:

•	Authorized limit is 16,500,000 shares of common stock;

•	Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DTE Energy’s stock on the date of the grant; and

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

DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2018	2017	2016
	(In millions)
Stock-based compensation expense	$64	$58	$61
Tax benefit	$13	$23	$24
Stock-based compensation cost capitalized in Property, plant, and equipment	$11	$9	$10

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
The following table summarizes DTE Energy's stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding and exercisable at December 31, 2017	105,994	$42.95
Exercised	(53,894)	$42.62
Options outstanding and exercisable at December 31, 2018	52,100	$43.30	$4
As of December 31, 2018, the weighted average remaining contractual life for the exercisable shares is 1.11 years. As of December 31, 2018, all options were vested. No options vested during 2018.
There were no options granted during 2018, 2017, or 2016. The intrinsic value of options exercised for the years ended December 31, 2018 was $4 million. The intrinsic value of options for the years ended December 31, 2017 and 2016 was $4 million. No option expense was recognized for 2018, 2017, or 2016.
The number, weighted average exercise price, and weighted average remaining contractual life of DTE Energy options outstanding as of December 31, 2018 were as follows:

Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$27.00	—	$38.00	2,100	$27.70	0.16
$42.01	—	$45.00	50,000	$43.95	1.15
			52,100	$43.30	1.11
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
Stock award activity for DTE Energy for the years ended December 31 was:

	2018	2017	2016
Fair value of awards vested (in millions)	$11	$10	$9
Restricted common shares awarded	109,393	136,825	145,240
Weighted average market price of shares awarded	$105.80	$99.53	$87.28
Compensation cost charged against income (in millions)	$11	$11	$11

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes DTE Energy’s restricted stock awards activity for the year ended December 31, 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	365,764	$90.26
Grants	109,393	$105.80
Forfeitures	(21,939)	$98.59
Vested and issued	(125,813)	$85.24
Balance at December 31, 2018	327,405	$96.79
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2018, 2017, and 2016 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded compensation expense for performance share awards as follows:

	2018	2017	2016
	(In millions)
Compensation expense	$53	$47	$50
Cash settlements(a)	$13	$15	$7
Stock settlements(a)	$39	$66	$38
_______________________________________

(a)	Sum of cash and stock settlements approximates the intrinsic value of the awards.
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2018:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,324,401	$90.31
Grants	437,508	$105.64
Forfeitures	(56,435)	$96.02
Payouts	(418,788)	$84.84
Balance at December 31, 2018	1,286,686	$97.17

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Unrecognized Compensation Costs
As of December 31, 2018, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$12	1.03
Performance shares	59	1.04
	$71	1.04
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2018, 2017, and 2016 for stock-based compensation expense was $38 million, $34 million, and $38 million, respectively.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Electric	$52	$48	$43
Gas	12	8	9
Gas Storage and Pipelines	36	42	9
Power and Industrial Projects	642	569	602
Energy Trading	27	35	39
Corporate and Other	2	2	2
	$771	$704	$704
Financial data of DTE Energy's business segments follows:

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2018
Operating Revenues — Utility operations	$5,298	1,436	—	—	—	—	(64)	$6,670
Operating Revenues — Non-utility operations	$—	—	485	2,204	5,557	3	(707)	$7,542
Depreciation and amortization	$836	133	82	67	5	1	—	$1,124
Interest expense	$283	70	68	31	6	220	(119)	$559
Interest income	$—	(6)	(9)	(9)	(3)	(104)	119	$(12)
Equity in earnings of equity method investees	$—	2	123	3	—	4	—	$132
Income Tax Expense (Benefit)	$193	67	68	(195)	13	(48)	—	$98
Net Income (Loss) Attributable to DTE Energy Company	$664	150	235	161	39	(129)	—	$1,120
Investment in equity method investees	$7	12	1,585	134	—	33	—	$1,771
Capital expenditures and acquisitions	$1,979	460	176	91	5	2	—	$2,713
Goodwill	$1,208	743	299	26	17	—	—	$2,293
Total Assets	$22,501	5,378	3,161	495	909	6,153	(2,309)	$36,288

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2017
Operating Revenues — Utility operations	$5,102	1,388	—	—	—	—	(56)	$6,434
Operating Revenues — Non-utility operations	$—	—	453	2,089	4,277	2	(648)	$6,173
Depreciation and amortization	$753	123	76	72	5	1	—	$1,030
Interest expense	$274	65	77	29	5	192	(106)	$536
Interest income	$—	(7)	(14)	(7)	(2)	(88)	106	$(12)
Equity in earnings of equity method investees	$1	2	90	9	—	—	—	$102
Income Tax Expense (Benefit)	$321	78	(30)	(195)	49	(48)	—	$175
Net Income (Loss) Attributable to DTE Energy Company	$606	146	275	138	72	(103)	—	$1,134
Investment in equity method investees	$7	11	879	150	—	26	—	$1,073
Capital expenditures and acquisitions	$1,574	463	137	56	7	13	—	$2,250
Goodwill	$1,208	743	299	26	17	—	—	$2,293
Total Assets	$21,163	5,072	2,594	593	725	5,324	(1,704)	$33,767
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of DTE Electric's transactions with affiliated companies:

	2018	2017	2016
	(In millions)
Revenues
Energy sales	$9	$9	$10
Other services	$(4)	$(4)	$(1)
Shared capital assets	$43	$39	$33
Costs
Fuel and purchased power	$7	$6	$10
Other services and interest	$33	$(2)	$(1)
Corporate expenses, net	$377	$370	$370
Other
Dividends declared	$461	$432	$420
Dividends paid	$461	$432	$420
Capital contribution from DTE Energy	$325	$100	$120
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2018 and 2017.
There were no contributions by DTE Electric to the DTE Energy Foundation for the years ended December 31, 2018 and 2016. DTE Electric's charitable contributions to the DTE Energy Foundation was $7 million for the year ended December 31, 2017. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations.
See the following notes for other related party transactions impacting DTE Electric’s Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 24 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
DTE Energy
Quarterly earnings per share may not equal full year totals, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2018
Operating Revenues	$3,753	$3,159	$3,550	$3,750	$14,212
Operating Income	$504	$329	$429	$332	$1,594
Net Income Attributable to DTE Energy Company	$361	$234	$334	$191	$1,120
Basic Earnings per Share	$2.01	$1.29	$1.84	$1.05	$6.18
Diluted Earnings per Share	$2.00	$1.29	$1.84	$1.05	$6.17
2017
Operating Revenues	$3,236	$2,855	$3,245	$3,271	$12,607
Operating Income(a)	$585	$320	$434	$372	$1,711
Net Income Attributable to DTE Energy Company(b)	$400	$177	$270	$287	$1,134
Basic Earnings per Share	$2.23	$0.99	$1.51	$1.60	$6.32
Diluted Earnings per Share	$2.23	$0.99	$1.51	$1.60	$6.32
_____________________________________

(a)
Pursuant to the implementation of ASU 2017-07, amounts previously included in Operating Income — Operation and maintenance were reclassified to Other (Income) and Deductions — Non-operating retirement benefits, net on DTE Energy's Consolidated Statements of Operations.

(b)	Includes a net Income Tax Benefit of $(105) million related to the enactment of the TCJA in the fourth quarter.
DTE Electric

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions)
2018
Operating Revenues	$1,205	$1,276	$1,521	$1,296	$5,298
Operating Income	$253	$269	$444	$168	$1,134
Net Income	$140	$163	$305	$56	$664
2017
Operating Revenues	$1,175	$1,218	$1,434	$1,275	$5,102
Operating Income	$217	$272	$395	$281	$1,165
Net Income	$106	$138	$219	$138	$601

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

Item 14. Principal Accountant Fees and Services
DTE Energy
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held May 9, 2019. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

DTE Electric
For the years ended December 31, 2018 and 2017, professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2018 and 2017, respectively, and fees billed for other services rendered by PwC during those periods.

	2018	2017
Audit fees(a)	$1,393,500	$1,428,500
Audit-related fees(b)	52,000	12,000
Total	$1,445,500	$1,440,500
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

Part IV
Item 15. Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements. See "Item 8 — Financial Statements and Supplementary Data."

(2)	Financial statement schedule. See "Item 8 — Financial Statements and Supplementary Data."

(3)	Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

21.14	Subsidiaries of DTE Energy	X

23.36	Consent of PricewaterhouseCoopers LLP	X

23.37	Consent of PricewaterhouseCoopers LLP		X

31.157	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.158	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.159	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.160	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.157	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.158	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.159	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.160	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

3(a)	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to DTE Energy’s Form 8-K dated September 17, 2015).	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

Exhibit Number	Description	DTE Energy	DTE Electric

4(a)
Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4(o) to DTE Energy’s Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033)
X

Supplemental Indenture, dated as of September 1, 2012, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to DTE Energy’s Form 8-K dated October 1, 2012). (2012 Series C 5.25% Junior Subordinated Debentures due 2062)
X

Supplemental Indenture, dated as of December 1, 2013, between DTE Energy and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-282 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 Series F Senior Notes due 2023)
X

Supplemental Indenture, dated as of May 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-284 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014). (2014 Series C due 2024)
X

Supplemental Indenture, dated as of November 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-287 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 Series G due 2019)
X

Supplemental Indenture, dated as of May 15, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated May 27, 2016). (2016 Series B)
X

Supplemental Indenture, dated as of June 1, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-294 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016). (2015 Series BR)
X

Supplemental Indenture, dated as of September 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 5, 2016). (2016 Series C)
X

Supplemental Indenture, dated as of October 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy’s Form 8-K dated October 5, 2016). (2016 Series D and E)
X

Supplemental Indenture, dated as of December 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated December 7, 2016). (2016 Series F)
X

Supplemental Indenture, dated as of March 1, 2017 to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-298 to DTE Energy's Form 10-Q for the quarter ended March 31, 2017). (2017 Series A)
X

Supplemental Indenture, dated as of November 1, 2017, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 17, 2017). (2017 Series E)
X

Supplemental Indenture dated as of August 1, 2018, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-301 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series D)
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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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

Supplemental Indenture dated as of May 1, 2018, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-299 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2018). (2018 Series A)
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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (6.04% Senior Notes, 2008 Series B due 2018 and 6.44% Senior Notes, 2008 Series C due 2023)
X

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
X

Eighth Supplemental Indenture, dated as of August 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-251 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2008). (6.36% Senior Notes, 2008 Series I due 2020)
X

Forty-ninth Supplemental Indenture dated as of August 1, 2018, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-300 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series B and C)
X

4(e)
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
X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

10(a)
Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, David E. Meador, Gerardo Norcia, Peter B. Oleksiak, Bruce D. Peterson, and non-employee Directors (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)
X

10(b)
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
		X	X

10(d)	Certain arrangements pertaining to the employment of Bruce D. Peterson, dated May 22, 2002 (Exhibit 10-48 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2002)	X

10(e)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2001)	X

10(f)	DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 3, 2018 (Exhibit 4-3 to DTE Energy's Form S-8 filed on June 27, 2018)	X

10(g)
DTE Energy Company Retirement Plan for Non-Employee Directors' Fees (as Amended and Restated effective as of December 31, 1998) (Exhibit 10-31 to DTE Energy’s Form 10-K for the year ended December 31, 1998)
X

10(h)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1996)	X	X

10(i)	Description of Executive Life Insurance Plan (Exhibit 10-47 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2002)	X

10(j)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 15, 2015)	X

10(k)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 23, 2005)	X

10(l)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 29, 2006)	X

Exhibit Number	Description	DTE Energy	DTE Electric

10(m)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

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

10(v)
Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, Trevor F. Lauer, David E. Meador, Peter B. Oleksiak, Gerardo Norcia and Bruce D. Peterson (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

10(w)
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

Item 16. Form 10-K Summary
None.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2018	2017	2016
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$49	$41	$49
Additions:
Charged to costs and expenses	140	80	78
Charged to other accounts(a)	55	26	18
Deductions(b)	(153)	(98)	(104)
Balance at End of Period	$91	$49	$41
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2018	2017	2016
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$31	$25	$28
Additions:
Charged to costs and expenses	85	55	49
Charged to other accounts(a)	36	14	8
Deductions(b)	(99)	(63)	(60)
Balance at End of Period	$53	$31	$25
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARD M. ANDERSON	By:	/S/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ JEFFREY A. JEWELL	By:	/S/ RUTH G. SHAW
	Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		Ruth G. Shaw, Director

By:	/S/ DAVID A. BRANDON	By:	/S/ ROBERT C. SKAGGS, JR.
	David A. Brandon, Director		Robert C. Skaggs, Jr., Director

By:	/S/ W. FRANK FOUNTAIN, JR.	By:	/S/ DAVID A. THOMAS
	W. Frank Fountain, Jr., Director		David A. Thomas, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ JAMES H. VANDENBERGHE
	Charles G. McClure Jr., Director		James H. Vandenberghe, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ VALERIE M. WILLIAMS
	Gail J. McGovern, Director		Valerie M. Williams, Director

By:	/S/ MARK A. MURRAY
Mark A. Murray, Director

By:	/S/ JAMES B. NICHOLSON
James B. Nicholson, Director
Date: February 7, 2019

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARD M. ANDERSON	By:	/S/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ JEFFREY A. JEWELL	By:	/S/ BRUCE D. PETERSON
	Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		Bruce D. Peterson, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director
Date: February 7, 2019
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.