Form 10-Q
period 2019-03-31
DTE ENERGY CO; DTE Electric Co
filed 2019-04-24
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes ☐ No ☒	DTE Electric	Yes ☐ No ☒
Number of shares of Common Stock outstanding at March 31, 2019:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	183,212,427

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017

TCJA rate reduction liability	Beginning January 1, 2018, as a result of the change in the corporate tax rate, DTE Electric and DTE Gas have reduced revenue and recorded an offsetting regulatory liability

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 840	FASB issued ASC 840, Leases

Topic 842	FASB issued ASU No. 2016-02, Leases, as amended, which replaced Topic 840

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of City of Detroit's Public Lighting Department customers to DTE Electric's distribution system.

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2018 Annual Report on Form 10-K.

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

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	the operational failure of electric or gas distribution systems or infrastructure;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	the risk of a major safety incident;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	the cost of protecting assets against, or damage due to, cyber incidents and terrorism;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	advances in technology that produce power, store power, or reduce power consumption;

•	changes in the financial condition of significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,864	$1,740
Non-utility operations	1,650	2,013
	3,514	3,753

Operating Expenses
Fuel, purchased power, and gas — utility	582	553
Fuel, purchased power, and gas — non-utility	1,385	1,773
Operation and maintenance	591	534
Depreciation and amortization	296	281
Taxes other than income	118	111
Asset (gains) losses and impairments, net	—	(3)
	2,972	3,249
Operating Income	542	504

Other (Income) and Deductions
Interest expense	152	135
Interest income	(4)	(3)
Non-operating retirement benefits, net	9	9
Other income	(88)	(81)
Other expenses	11	25
	80	85
Income Before Income Taxes	462	419

Income Tax Expense	54	68

Net Income	408	351

Less: Net Income (Loss) Attributable to Noncontrolling Interests	7	(10)

Net Income Attributable to DTE Energy Company	$401	$361

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.20	$2.01

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.19	$2.00

Weighted Average Common Shares Outstanding
Basic	182	180
Diluted	183	180
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net Income	$408	$351

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1 and $1, respectively	4	2
Net unrealized losses on derivatives during the period, net of taxes of $(1) and $—, respectively	(3)	—
Foreign currency translation	1	—
Other comprehensive income	2	2

Comprehensive income	410	353
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(10)
Comprehensive Income Attributable to DTE Energy Company	$403	$363

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$56	$71
Restricted cash	5	5
Accounts receivable (less allowance for doubtful accounts of $91 for both periods)
Customer	1,683	1,789
Other	72	108
Inventories
Fuel and gas	195	406
Materials and supplies	409	405
Derivative assets	72	102
Regulatory assets	117	153
Other	231	221
	2,840	3,260
Investments
Nuclear decommissioning trust funds	1,509	1,378
Investments in equity method investees	1,772	1,771
Other	238	219
	3,519	3,368
Property
Property, plant, and equipment	32,214	31,810
Accumulated depreciation and amortization	(10,350)	(10,160)
	21,864	21,650
Other Assets
Goodwill	2,293	2,293
Regulatory assets	4,520	4,568
Intangible assets	846	849
Notes receivable	158	64
Derivative assets	22	31
Prepaid postretirement costs	76	45
Operating lease right-of-use assets	138	—
Other	158	160
	8,211	8,010
Total Assets	$36,434	$36,288

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$981	$1,329
Accrued interest	149	127
Dividends payable	173	172
Short-term borrowings	156	609
Current portion long-term debt, including finance leases	1,499	1,499
Derivative liabilities	50	67
Gas inventory equalization	88	—
Regulatory liabilities	95	126
Operating lease liabilities	33	—
Other	423	509
	3,647	4,438
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,624	10,982
Junior subordinated debentures	1,146	1,145
Finance lease liabilities	6	7
	12,776	12,134
Other Liabilities
Deferred income taxes	2,029	1,975
Regulatory liabilities	2,895	2,922
Asset retirement obligations	2,500	2,469
Unamortized investment tax credit	137	138
Derivative liabilities	52	89
Accrued pension liability	722	837
Nuclear decommissioning	224	205
Operating lease liabilities	98	—
Other	334	364
	8,991	8,999
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 183,212,427 and 181,925,281 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	4,324	4,245
Retained earnings	6,364	6,112
Accumulated other comprehensive loss	(143)	(120)
Total DTE Energy Company Equity	10,545	10,237
Noncontrolling interests	475	480
Total Equity	11,020	10,717
Total Liabilities and Equity	$36,434	$36,288

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Activities
Net Income	$408	$351
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	296	281
Nuclear fuel amortization	15	15
Allowance for equity funds used during construction	(7)	(7)
Deferred income taxes	49	60
Equity earnings of equity method investees	(23)	(21)
Dividends from equity method investees	44	15
Changes in assets and liabilities:
Accounts receivable, net	143	33
Inventories	207	182
Prepaid postretirement benefit costs	(31)	—
Accounts payable	(288)	(136)
Gas inventory equalization	88	85
Accrued pension liability	(115)	(187)
Accrued postretirement liability	—	(36)
Derivative assets and liabilities	(15)	(7)
Regulatory assets and liabilities	112	148
Other current and noncurrent assets and liabilities	(131)	62
Net cash from operating activities	752	838
Investing Activities
Plant and equipment expenditures — utility	(641)	(466)
Plant and equipment expenditures — non-utility	(27)	(61)
Proceeds from sale of nuclear decommissioning trust fund assets	176	336
Investment in nuclear decommissioning trust funds	(178)	(337)
Distributions from equity method investees	1	4
Contributions to equity method investees	(22)	(64)
Notes receivable	(48)	3
Other	(9)	(1)
Net cash used for investing activities	(748)	(586)
Financing Activities
Issuance of long-term debt, net of issuance costs	644	—
Short-term borrowings, net	(453)	14
Dividends paid on common stock	(172)	(158)
Contributions from noncontrolling interest, principally REF entities	9	12
Distributions to noncontrolling interests	(21)	(4)
Other	(26)	(19)
Net cash used for financing activities	(19)	(155)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(15)	97
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	76	89
Cash, Cash Equivalents, and Restricted Cash at End of Period	$61	$186

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$235	$179
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	401	—	7	408
Dividends declared on common stock ($0.945 per Common Share)	—	—	(173)	—	—	(173)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	472	(21)	(1)	—	(12)	(34)
Balance, March 31, 2019	183,212	$4,324	$6,364	$(143)	$475	$11,020

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	361	—	(10)	351
Dividends declared on common stock ($0.88 per Common Share)	—	—	(160)	—	—	(160)
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	345	(1)	(1)	—	7	5
Balance, March 31, 2018	181,483	$4,163	$5,848	$(123)	$475	$10,363

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,235	$1,205

Operating Expenses
Fuel and purchased power — utility	346	339
Operation and maintenance	358	320
Depreciation and amortization	221	212
Taxes other than income	84	81
	1,009	952
Operating Income	226	253

Other (Income) and Deductions
Interest expense	76	68
Interest income	(1)	—
Other income	(33)	(27)
Other expenses	8	25
	50	66
Income Before Income Taxes	176	187

Income Tax Expense	29	47

Net Income	$147	$140

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net Income	$147	$140
Other comprehensive income	—	—
Comprehensive Income	$147	$140

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$10	$18
Accounts receivable (less allowance for doubtful accounts of $49 and $53, respectively)
Customer	728	750
Affiliates	15	11
Other	25	54
Inventories
Fuel	116	171
Materials and supplies	283	279
Notes receivable
Affiliates	83	—
Other	13	6
Regulatory assets	102	148
Prepaid property tax	87	47
Other	27	36
	1,489	1,520
Investments
Nuclear decommissioning trust funds	1,509	1,378
Other	35	34
	1,544	1,412
Property
Property, plant, and equipment	23,100	22,747
Accumulated depreciation and amortization	(7,442)	(7,310)
	15,658	15,437
Other Assets
Regulatory assets	3,791	3,829
Intangible assets	24	21
Prepaid postretirement costs — affiliates	189	189
Operating lease right-of-use assets	70	—
Other	135	121
	4,209	4,160
Total Assets	$22,900	$22,529

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$71	$71
Other	363	441
Accrued interest	81	74
Accrued vacation	44	41
Current portion long-term debt, including finance leases	4	4
Regulatory liabilities	87	98
Short-term borrowings
Affiliates	51	101
Other	—	149
Operating lease liabilities	14	—
Other	101	98
	816	1,077
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	7,178	6,538
Finance lease liabilities	6	7
	7,184	6,545
Other Liabilities
Deferred income taxes	2,276	2,246
Regulatory liabilities	2,142	2,171
Asset retirement obligations	2,299	2,271
Unamortized investment tax credit	136	137
Nuclear decommissioning	224	205
Accrued pension liability — affiliates	615	718
Accrued postretirement liability — affiliates	257	278
Operating lease liabilities	50	—
Other	85	88
	8,084	8,114
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	4,631	4,631
Retained earnings	2,185	2,162
Total Shareholder’s Equity	6,816	6,793
Total Liabilities and Shareholder’s Equity	$22,900	$22,529

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Activities
Net Income	$147	$140
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	221	212
Nuclear fuel amortization	15	15
Allowance for equity funds used during construction	(6)	(5)
Deferred income taxes	23	48
Changes in assets and liabilities:
Accounts receivable, net	47	39
Inventories	51	50
Accounts payable	(36)	(30)
Accrued pension liability — affiliates	(103)	(178)
Accrued postretirement liability — affiliates	(21)	(24)
Regulatory assets and liabilities	130	97
Other current and noncurrent assets and liabilities	(146)	(41)
Net cash from operating activities	322	323
Investing Activities
Plant and equipment expenditures	(531)	(370)
Notes receivable, including affiliates	(96)	—
Proceeds from sale of nuclear decommissioning trust fund assets	176	336
Investment in nuclear decommissioning trust funds	(178)	(337)
Other	(10)	—
Net cash used for investing activities	(639)	(371)
Financing Activities
Issuance of long-term debt, net of issuance costs	644	—
Short-term borrowings, net — affiliate	(50)	26
Short-term borrowings, net — other	(149)	142
Dividends paid on common stock	(124)	(115)
Other	(12)	(4)
Net cash from financing activities	309	49
Net Increase (Decrease) in Cash and Cash Equivalents	(8)	1
Cash and Cash Equivalents at Beginning of Period	18	15
Cash and Cash Equivalents at End of Period	$10	$16

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$140	$109

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	147	147
Dividends declared on common stock	—	—	—	(124)	(124)
Balance, March 31, 2019	138,632	$1,386	$3,245	$2,185	$6,816

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	140	—	140
Dividends declared on common stock	—	—	—	(115)	—	(115)
Balance, March 31, 2018	138,632	$1,386	$2,920	$1,984	$—	$6,290

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Revenue	DTE Energy and DTE Electric
Note 5	Regulatory Matters	DTE Energy and DTE Electric
Note 6	Earnings per Share	DTE Energy
Note 7	Fair Value	DTE Energy and DTE Electric
Note 8	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 9	Long-Term Debt	DTE Energy and DTE Electric
Note 10	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 11	Leases	DTE Energy and DTE Electric
Note 12	Commitments and Contingencies	DTE Energy and DTE Electric
Note 13	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 14	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2018 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2019.

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2019, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2019, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and, for DTE Energy, in Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2019 and December 31, 2018. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	March 31, 2019			December 31, 2018
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$21	$14	$35	$25	$14	$39
Restricted cash	—	5	5	—	5	5
Accounts receivable	10	28	38	9	37	46
Inventories	—	47	47	1	92	93
Property, plant, and equipment, net	394	42	436	395	46	441
Goodwill	25	—	25	25	—	25
Intangible assets	553	—	553	557	—	557
Other current and long-term assets	1	—	1	3	—	3
	$1,004	$136	$1,140	$1,015	$194	$1,209

LIABILITIES
Accounts payable and accrued current liabilities	$1	$22	$23	$3	$31	$34
Other current and long-term liabilities	8	10	18	9	10	19
	$9	$32	$41	$12	$41	$53
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Investments in equity method investees	$1,412	$1,425
Notes receivable	$26	$15
Future funding commitments	$64	$55

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Income from REF entities	$27	$23
Equity earnings of equity method investees	23	21
Gains from equity securities	17	—
Contract services	8	20
Allowance for equity funds used during construction	7	7
Other	6	10
	$88	$81
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Gains from equity securities allocated from DTE Energy	$17	$—
Contract services	8	20
Allowance for equity funds used during construction	6	5
Other	2	2
	$33	$27
Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is the change in common shareholders' equity during a period from transactions and events from non-owner sources, including Net Income. The amounts recorded to Accumulated other comprehensive income (loss) for DTE Energy include changes in benefit obligations, consisting of deferred actuarial losses and prior service costs, unrealized gains and losses from derivatives accounted for as cash flow hedges, DTE Energy's interest in other comprehensive income of equity investees which comprise the net unrealized gains and losses on investments, and foreign currency translation adjustments. DTE Energy releases income tax effects from accumulated other comprehensive income when the circumstances upon which they are premised cease to exist.
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." For the three months ended March 31, 2019 and 2018, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of new accounting pronouncements for DTE Energy were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The 2019 estimated annual effective tax rates for DTE Energy and DTE Electric are 12% and 16%, respectively. These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The interim effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended March 31,
	2019	2018
DTE Energy	12%	16%
DTE Electric	16%	25%
The 4% decrease in DTE Energy's effective tax rate for the three months ended March 31, 2019 was primarily due to the amortization of the TCJA regulatory liability of 3% in 2019 and the remeasurement of deferred taxes in 2018 of $21 million that impacted the effective tax rate by 5%. The decrease in the effective tax rate was partially offset by lower production tax credits of 5% in 2019.
The 9% decrease in DTE Electric's effective tax rate for the three months ended March 31, 2019 was primarily due to the amortization of the TCJA regulatory liability of 4% and higher production tax credits of 1% in 2019. The remeasurement of deferred taxes in 2018 of $8 million impacted the effective tax rate by 4%.
DTE Energy's total amount of unrecognized tax benefits as of March 31, 2019 was $8 million, which if recognized, would favorably impact its effective tax rate. DTE Electric's total amount of unrecognized tax benefits as of March 31, 2019 was $10 million, which if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables of $3 million with DTE Energy at March 31, 2019 and income tax receivables with DTE Energy of $8 million at December 31, 2018.
Unrecognized Compensation Costs
As of March 31, 2019, DTE Energy had $121 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.77 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $13 million and $9 million for the three months ended March 31, 2019 and 2018, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. This guidance requires a lessee to account for leases as finance or operating leases and disclose key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition, depending on the lease classification. The Registrants adopted the standard on January 1, 2019 using the prospective approach. The standard provides a number of transition practical expedients of which the Registrants elected the package of three expedients that must be taken together, allowing entities to not reassess whether an agreement is a lease, to carryforward the existing lease classification, and to not reassess initial direct costs associated with existing leases; but did not elect to apply hindsight in determining lease term and impairment of the right-of-use assets. The Registrants also elected to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases. These practical expedients apply to leases that commenced prior to January 1, 2019.
At adoption of the new standard, the Registrants recognized on the Consolidated Statements of Financial Position, right-of-use assets and lease liabilities for certain operating leases of approximately $137 million and $130 million, respectively, for DTE Energy and approximately $74 million and $67 million, respectively, for DTE Electric as of January 1, 2019. The right-of-use lease assets include $9 million of prepaid lease costs that have been reclassified from Other assets, current and noncurrent, and $2 million of deferred lease costs that have been reclassified from Other liabilities, current and noncurrent, for the Registrants. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Statements of Operations, but required additional disclosures for leases. See Note 11 to the Consolidated Financial Statements, "Leases."
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the TCJA. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The Registrants adopted the standard effective January 1, 2019. Upon adoption, DTE Energy reclassified $25 million of income tax effects from Accumulated other comprehensive income (loss) to Retained Earnings.
Recently Issued Pronouncements
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Electric(a)
Residential	$553	$586
Commercial	421	429
Industrial	163	176
Other(b)	98	14
Total Electric operating revenues(c)	$1,235	$1,205

Gas
Gas sales	$477	$457
End User Transportation	81	85
Intermediate Transportation	26	18
Other(d)	61	(10)
Total Gas operating revenues(e)	$645	$550

Other segment operating revenues
Gas Storage and Pipelines(f)	$116	$119
Power and Industrial Projects(g)	$388	$567
Energy Trading(h)	$1,301	$1,498
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)
Includes a reduction of $39 million in revenues related to the TCJA rate reduction liability for the three months ended March 31, 2018. Also includes revenue adjustments related to various regulatory mechanisms.

(c)	Includes $4 million and $5 million of other revenues outside the scope of Topic 606 for the three months ended March 31, 2019 and 2018, respectively.

(d)
Includes a reduction of $32 million in revenues related to the TCJA rate reduction liability for the three months ended March 31, 2018. Also includes revenue adjustments related to various regulatory mechanisms.

(e)	Includes $3 million under Alternative Revenue Programs for the three months ended March 31, 2018 and $2 million of other revenues for both periods, which are both outside the scope of Topic 606.

(f)	Includes revenues outside the scope of Topic 606 primarily related to $2 million of contracts accounted for as leases for the three months ended March 31, 2019.

(g)	Includes revenues outside the scope of Topic 606 primarily related to $31 million and $28 million of contracts accounted for as leases for the three months ended March 31, 2019 and 2018, respectively.

(h)	Includes revenues outside the scope of Topic 606 primarily related to $926 million and $1.2 billion of derivatives for the three months ended March 31, 2019 and 2018, respectively.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2019	$74
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	17
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(16)
Ending Balance, March 31, 2019	$75
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2019	$43
2020	3
2021	5
2022	7
2023	6
2024 and thereafter	11
$75
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2019	$173	$6
2020	295	—
2021	240	—
2022	188	—
2023	134	—
2024 and thereafter	656	—
	$1,686	$6
Other Matters
DTE Energy has recognized charges of $29 million and $25 million related to expense recognized for estimated uncollectible accounts receivable for the three months ended March 31, 2019 and 2018, respectively. DTE Electric has recognized charges of $16 million and $14 million related to expense recognized for estimated uncollectible accounts receivable for the three months ended March 31, 2019 and 2018, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — REGULATORY MATTERS
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. On June 28, 2018, the MPSC issued an order on a rehearing granting in part and denying in part, petitions for rehearings of DTE Electric and other intervenors. As a result, the approved addition to base rates increased from $65.2 million to $74.4 million. In August 2018, DTE Electric filed to refund its customers $26.2 million, inclusive of interest, based on their pro rata share of the revenue collected through the self-implementation surcharge in effect from November 1, 2017 to May 1, 2018. In March 2019, the MPSC approved the self-implementation refund of $27.2 million, including interest. The refund will be effective on a per kilowatt-hour basis for bills rendered May and June 2019. DTE Electric has a refund liability as of March 31, 2019.
2018 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requests an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. Finally, as noted in the 2017 Tax Reform section below, DTE Electric addressed Calculation C in this filing. On February 1, 2019, DTE Electric reduced its initial requested increase in base rates to $248.6 million, primarily reflecting the reduction in requested depreciation expense resulting from the MPSC's approval of new depreciation rates. A final MPSC order in this case is expected in May 2019.
2016 DTE Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on November 1, 2016 requesting an increase in depreciation rates for plant in service balances as of December 31, 2015. The MPSC issued an order on December 6, 2018 authorizing DTE Electric to increase its composite depreciation rate from 3.06% to 3.72%. The new rates will be effective upon a final order in DTE Electric's 2018 rate case filing expected in May 2019.
2017 Tax Reform
On December 27, 2017, the MPSC issued an order to consider changes in the rates of all Michigan rate-regulated utilities to reflect the effects of the federal TCJA. On January 19, 2018, DTE Electric and DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018 and outlined their recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. In 2018, MPSC orders for the first two steps, Credit A and Credit B, were issued for DTE Electric and DTE Gas. The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas filed its Calculation C case on November 16, 2018 to reduce the revenue requirement by $12 million related to the amortization of deferred tax remeasurement. DTE Electric addressed Calculation C in its general rate case filed July 6, 2018.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$401	$361
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — basic	$400	$360

Average number of common shares outstanding — basic	182	180
Basic Earnings per Common Share	$2.20	$2.01

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$401	$361
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — diluted	$400	$360

Average number of common shares outstanding — basic	182	180
Incremental shares attributable to:
Average dilutive equity units, performance share awards, and stock options	1	—
Average number of common shares outstanding — diluted	183	180
Diluted Earnings per Common Share(a)	$2.19	$2.00
_______________________________________

(a)	The 2016 Equity Units excluded from the calculation of diluted EPS was approximately 6.6 million for the three months ended March 31, 2018 as the dilutive stock price threshold was not met.

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2019 and December 31, 2018. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Registrants classify fair value balances based on the fair value hierarchy defined as follows:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	March 31, 2019						December 31, 2018
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$17	$2	$—	$—	$—	$19	$16	$2	$—	$—	$—	$18
Nuclear decommissioning trusts
Equity securities	964	—	—	—	—	964	851	—	—	—	—	851
Fixed income securities	13	504	—	—	—	517	12	490	—	—	—	502
Private equity and other	—	—	—	23	—	23	—	—	—	20	—	20
Cash equivalents	5	—	—	—	—	5	5	—	—	—	—	5
Other investments(e)
Equity securities	124	—	—	—	—	124	110	—	—	—	—	110
Fixed income securities	72	—	—	—	—	72	69	—	—	—	—	69
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Other	—	—	—	—	—	—	—	—	—	—	—	—
Derivative assets
Commodity contracts
Natural gas	41	80	57	—	(116)	62	199	87	63	—	(277)	72
Electricity	—	134	21	—	(128)	27	—	247	56	—	(252)	51
Other	2	—	2	—	(2)	2	—	—	7	—	(1)	6
Foreign currency exchange contracts	—	3	—	—	—	3	—	4	—	—	—	4
Total derivative assets	43	217	80	—	(246)	94	199	338	126	—	(530)	133
Total	$1,242	$723	$80	$23	$(246)	$1,822	$1,266	$830	$126	$20	$(530)	$1,712

Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(42)	$(57)	$(67)	$—	$107	$(59)	$(197)	$(71)	$(112)	$—	$272	$(108)
Electricity	—	(119)	(46)	—	128	(37)	—	(227)	(58)	—	240	(45)
Other	—	(1)	—	—	1	—	—	(1)	—	—	1	—
Interest rate contracts	—	(6)	—	—	—	(6)	—	(3)	—	—	—	(3)
Foreign currency exchange contracts	—	—	—	—	—	—	—	—	—	—	—	—
Total derivative liabilities	(42)	(183)	(113)	—	236	(102)	(197)	(302)	(170)	—	513	(156)
Total	$(42)	$(183)	$(113)	$—	$236	$(102)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,200	$540	$(33)	$23	$(10)	$1,720	$1,069	$528	$(44)	$20	$(17)	$1,556
Assets
Current	$57	$167	$61	$—	$(194)	$91	$212	$273	$96	$—	$(461)	$120
Noncurrent	1,185	556	19	23	(52)	1,731	1,054	557	30	20	(69)	1,592
Total Assets	$1,242	$723	$80	$23	$(246)	$1,822	$1,266	$830	$126	$20	$(530)	$1,712
Liabilities
Current	$(37)	$(147)	$(53)	$—	$187	$(50)	$(191)	$(251)	$(76)	$—	$451	$(67)
Noncurrent	(5)	(36)	(60)	—	49	(52)	(6)	(51)	(94)	—	62	(89)
Total Liabilities	$(42)	$(183)	$(113)	$—	$236	$(102)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,200	$540	$(33)	$23	$(10)	$1,720	$1,069	$528	$(44)	$20	$(17)	$1,556
_______________________________________

(a)	See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

_______________________________________

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At March 31, 2019, the $19 million consisted of $4 million, $5 million, and $10 million of cash equivalents included in Cash and cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2018, the $18 million consisted of $3 million, $5 million and $10 million of cash equivalents included in Cash and cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$8	$2	$—	$—	$10	$8	$2	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	964	—	—	—	964	851	—	—	—	851
Fixed income securities	13	504	—	—	517	12	490	—	—	502
Private equity and other	—	—	—	23	23	—	—	—	20	20
Cash equivalents	5	—	—	—	5	5	—	—	—	5
Other investments
Equity securities	11	—	—	—	11	10	—	—	—	10
Derivative assets — FTRs	—	—	2	—	2	—	—	6	—	6
Total	$1,001	$506	$2	$23	$1,532	$886	$492	$6	$20	$1,404

Assets
Current	$8	$2	$2	$—	$12	$8	$2	$6	$—	$16
Noncurrent	993	504	—	23	1,520	878	490	—	20	1,388
Total Assets	$1,001	$506	$2	$23	$1,532	$886	$492	$6	$20	$1,404
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At March 31, 2019, the $10 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2018, the $10 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. Commingled funds that hold exchange-traded equity or debt securities are valued based on stated NAVs. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. Other assets such as private equity investments are classified as NAV assets. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(49)	$(2)	$7	$(44)	$(29)	$12	$8	$(9)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(3)	—	—	(3)
Total gains (losses)
Included in earnings	31	(31)	(1)	(1)	(70)	131	—	61
Recorded in Regulatory liabilities	—	—	(3)	(3)	—	—	—	—
Purchases, issuances, and settlements
Settlements	8	8	(1)	15	92	(156)	(4)	(68)
Net Assets (Liabilities) as of March 31	$(10)	$(25)	$2	$(33)	$(10)	$(13)	$4	$(19)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2019 and 2018 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$16	$(21)	$(1)	$(6)	$(58)	$(10)	$—	$(68)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net Assets as of beginning of period	$6	$9
Change in fair value recorded in Regulatory liabilities	(3)	—
Purchases, issuances, and settlements
Settlements	(1)	(4)
Net Assets as of March 31	$2	$5
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at March 31, 2019 and 2018 and reflected in DTE Electric's Consolidated Statements of Financial Position	$—	$3
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three months ended March 31, 2019 and 2018, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$57	$(67)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.88)	—	$5.97	/MMBtu	$(0.07	)/MMBtu
Electricity	$21	$(46)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$7	/MWh	$—

	December 31, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$63	$(112)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.15)	—	$5.59	/MMBtu	$(0.10	)/MMBtu
Electricity	$56	$(58)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$9	/MWh	$1	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$143	$—	$—	$143	$40	$—	$—	$40
Dividends payable	$173	$173	$—	$—	$172	$172	$—	$—
Short-term borrowings	$156	$—	$156	$—	$609	$—	$609	$—
Notes payable — Other(b), excluding lessee finance leases	$30	$—	$—	$30	$41	$—	$—	$41
Long-term debt(c)	$14,265	$1,960	$11,615	$1,431	$13,622	$1,796	$10,712	$1,317
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$18	$—	$—	$18	$6	$—	$—	$6
Notes receivable — affiliates	$83	$—	$—	$83	$—	$—	$—	$—
Short-term borrowings — affiliates	$51	$—	$—	$51	$101	$—	$—	$101
Short-term borrowings — other	$—	$—	$—	$—	$149	$—	$149	$—
Notes payable — Other(b), excluding lessee finance leases	$23	$—	$—	$23	$21	$—	$—	$21
Long-term debt(c)	$7,178	$—	$7,124	$491	$6,538	$—	$6,552	$161
_______________________________________

(a)	Noncurrent portion included in Other Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2019	December 31, 2018
	(In millions)
Fermi 2	$1,502	$1,372
Fermi 1	3	3
Low-level radioactive waste	4	3
	$1,509	$1,378

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Realized gains	$11	$23
Realized losses	$(7)	$(9)
Proceeds from sale of securities	$176	$336
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2019			December 31, 2018
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$964	$313	$(51)	$851	$235	$(79)
Fixed income securities	517	13	(3)	502	7	(8)
Private equity and other	23	—	—	20	—	—
Cash equivalents	5	—	—	5	—	—
	$1,509	$326	$(54)	$1,378	$242	$(87)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2019
(In millions)
Due within one year	$26
Due after one through five years	96
Due after five through ten years	109
Due after ten years	286
$517
Other Securities
At March 31, 2019 and December 31, 2018, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. For the three months ended March 31, 2019, gains related to equity securities were $17 million and losses related to equity securities held at March 31, 2018 were $3 million for the Registrants. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2022. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2019 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(6)	$—	$(3)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$178	$(166)	$349	$(380)
Electricity	155	(165)	303	(285)
Other	4	(1)	7	(1)
Foreign currency exchange contracts	3	—	4	—
Total derivatives not designated as hedging instruments	$340	$(332)	$663	$(666)

Current	$266	$(237)	$563	$(518)
Noncurrent	74	(101)	100	(151)
Total derivatives	$340	$(338)	$663	$(669)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Electric:

	March 31, 2019	December 31, 2018
	(In millions)
FTRs — Other current assets	$2	$6
Total derivatives not designated as hedging instruments	$2	$6
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $4 million outstanding at March 31, 2019 and December 31, 2018, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $8 million at March 31, 2019 and December 31, 2018. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2019	December 31, 2018
	(In millions)
Cash collateral netted against Derivative assets	$(10)	$(17)
Cash collateral recorded in Accounts receivable(a)	10	10
Cash collateral recorded in Accounts payable(a)	(6)	(6)
Total net cash collateral posted (received)	$(6)	$(13)
_______________________________________

(a)	Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2019			December 31, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$178	$(116)	$62	$349	$(277)	$72
Electricity	155	(128)	27	303	(252)	51
Other	4	(2)	2	7	(1)	6
Foreign currency exchange contracts	3	—	3	4	—	4
Total derivative assets	$340	$(246)	$94	$663	$(530)	$133

Derivative liabilities
Commodity contracts
Natural gas	$(166)	$107	$(59)	$(380)	$272	$(108)
Electricity	(165)	128	(37)	(285)	240	(45)
Other	(1)	1	—	(1)	1	—
Interest rate contracts	(6)	—	(6)	(3)	—	(3)
Total derivative liabilities	$(338)	$236	$(102)	$(669)	$513	$(156)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2019				December 31, 2018
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$266	$74	$(237)	$(101)	$563	$100	$(518)	$(151)
Counterparty netting	(187)	(49)	187	49	(451)	(62)	451	62
Collateral adjustment	(7)	(3)	—	—	(10)	(7)	—	—
Total derivatives as reported	$72	$22	$(50)	$(52)	$102	$31	$(67)	$(89)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2019	2018
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(15)	$(110)
Natural gas	Fuel, purchased power, and gas — non-utility	70	52
Electricity	Operating Revenues — Non-utility operations	(49)	129
Other	Operating Revenues — Non-utility operations	1	(1)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	2
Total		$6	$72

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2019:

Commodity	Number of Units
Natural gas (MMBtu)	2,537,411,045
Electricity (MWh)	33,565,053
Foreign currency exchange (Canadian dollars)	97,013,854
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $537 million.
As of March 31, 2019, DTE Energy had $263 million of derivatives in net liability positions, for which hard triggers exist. There is $1 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $222 million. The net remaining amount of $40 million is derived from the $537 million noted above.

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2019, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	3.95%	2049	$650
					$650
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2019, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.55 to 1, 0.51 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at March 31, 2019 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at March 31, 2019
Commercial paper issuances	77	—	79	156
Letters of credit	195	—	—	195
	272	—	79	351
Net availability at March 31, 2019	$1,148	$400	$221	$1,769
In February 2019, DTE Energy amended its $150 million letter of credit facility. The facility's maturity date was amended from February 2019 to February 2021.
In April 2019, DTE Energy, DTE Electric, and DTE Gas entered into a fourth amended and restated five-year unsecured revolving credit agreement. The agreement's expiration was amended from April 2022 to April 2024. As part of this amendment, DTE Energy increased its $1,200 million unsecured revolving credit facility to $1,500 million and DTE Electric increased its $400 million unsecured revolving credit facility to $500 million.
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At March 31, 2019, the capacity under this facility was $150 million. The amount outstanding under this agreement was $79 million and $93 million at March 31, 2019 and December 31, 2018, respectively, and was fully offset by the posted collateral.

NOTE 11 — LEASES
Disclosures related to the three months ended March 31, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Registrants have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. Prior period disclosures under Topic 840 have been provided on an annual basis. As a result, the disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements or time period.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Lessee
Topic 842 — Leases at DTE Energy are primarily comprised of various forms of equipment, computer hardware, coal railcars, production facilities, buildings, and certain easement leases with terms ranging from approximately 2 to 40 years. Leases at DTE Electric are primarily comprised of various forms of equipment, computer hardware, coal railcars, and certain easement leases with terms ranging from approximately 2 to 40 years.
A lease is deemed to exist when the Registrants have the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Registrants have the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets.
Lease liabilities are determined utilizing a discount rate to determine the present values of lease payments. Topic 842 requires the use of the rate implicit in the lease when it is readily determinable. When the rate implicit in the lease is not readily determinable, the incremental borrowing rate is used. The Registrants have determined their respective incremental borrowing rates based upon the rate of interest that would have been paid on a collateralized basis over similar tenors to that of the leases. The incremental borrowing rates for DTE Electric and DTE Gas have been determined utilizing respective secured borrowing rates for first mortgage bonds with like tenors of remaining lease terms. Incremental borrowing rates for non-utility entities have been determined utilizing an implied secured borrowing rate based upon an unsecured rate for a similar tenor of remaining lease terms, which is then adjusted for the estimated impact of collateral.
Certain leases of the Registrants contain escalation clauses whereby the payments are adjusted for consumer price or labor indices. DTE Energy has leases with non-index based escalation clauses for fixed dollar or percentage increases. DTE Electric has leases with non-index based escalation clauses for fixed dollar increases. DTE Energy also has leases with variable payments based upon usage of, or revenues associated with, the leased assets. DTE Electric also has leases with variable payments based upon the usage of the leased assets.
Certain leases of easements and coal railcars contain provisions whereby the Registrants have the option to terminate the lease agreement by giving notice of such termination during the time frames specified in the respective lease. The Registrants have considered such provisions in the determination of the lease term when it is reasonably certain that the lease would be terminated.
The Registrants have certain leases which contain purchase options. Based upon the nature of the leased property and terms of the purchase options, the Registrants have determined it is not reasonably certain that such purchase options will be utilized. Thus, the impact of the purchase options has not been included in the determination of right-of-use assets and lease liabilities for the subject leases.
The Registrants have certain leases which contain renewal options and/or evergreen clauses. Where the renewal options or evergreen provisions were deemed reasonably certain to occur, the impacts of such options were included in the determination of the right of use assets and lease liabilities.
The Registrants have agreements with lease and non-lease components, which are generally accounted for separately. Consideration in a lease is allocated between lease and non-lease components based upon the estimated relative standalone prices. The Registrants have certain coal railcar leases for which non-lease and lease components are accounted for as a single lease component, as permitted under Topic 842.
The components of lease cost for DTE Energy were as follows:

Three months ended March 31, 2019
(In millions)
Operating lease cost	$11
Finance lease cost:
Amortization of right-of-use assets	1
Interest of lease liabilities	—
Total finance lease cost	1
Variable lease cost	5
$17

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The components of lease cost for DTE Electric were as follows:

Three months ended March 31, 2019
(In millions)
Operating lease cost	$4
Finance lease cost:
Amortization of right-of-use assets	1
Interest of lease liabilities	—
Total finance lease cost	1
Variable lease cost	—
$5
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric recorded expense for short-term leases of $2 million and $1 million, respectively, for the period ended March 31, 2019.
Other information related to leases were as follows for the three months ended March 31,

	DTE Energy	DTE Electric
	2019	2019
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows from finance leases	$1	$1
Operating cash flows from operating leases	$10	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11	$—

Weighted Average Remaining Lease Term
Operating leases	9.1 years	10.4 years
Finance leases	2.7 years	2.7 years

Weighted Average Discount Rate
Operating leases	3.8%	3.6%
Finance leases	3.0%	3.0%
The Registrants' future minimum lease payments under leases for remaining periods as of March 31, 2019 were as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2019	$28	$3	$12	$3
2020	30	4	12	4
2021	22	3	11	3
2022	16	—	7	—
2023	13	—	6	—
2024 and thereafter	50	—	30	—
Total future minimum lease payments	159	10	78	10
Imputed interest	(28)	—	(14)	—
	$131	$10	$64	$10

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Finance leases reported on the Consolidated Statement of Financial Position were as follows:

	DTE Energy	DTE Electric
	March 31, 2019
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$10	$10
Current lease liabilities, within Current Liabilities — Other	$4	$4
Topic 840 — The following disclosures are presented under Topic 840 for the year ended December 31, 2018.
The Registrants lease various assets under operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles, and other equipment. The lease arrangements expire at various dates through 2051 and 2046 for DTE Energy and DTE Electric, respectively.
The Registrants' future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows:

	DTE Energy	DTE Electric
	(In millions)
2019	$42	$17
2020	30	12
2021	18	10
2022	11	7
2023	8	5
2024 and thereafter	45	29
	$154	$80
Lessor
Topic 842 — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a 20-year finance lease contract that expires in 2020, with renewal options extending for five years each. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has two energy services agreements, of which a portion are accounted for as finance leases. These agreements expire in 2019 and 2026.
DTE Energy also leases various assets under operating leases for a pipeline, energy facilities and related equipment. Such leases are comprised of both fixed payments and variable payments which are contingent on volumes, with terms ranging from 3 to 24 years. Generally, the operating leases do not have renewal provisions or options to purchase the assets at the end of the lease. The operating leases generally do not have termination for convenience provisions. Termination may be allowed under specific circumstances stated in the lease contract, such as under an event of default.
Certain of the finance and operating leases have lease terms that extend to the end of the estimated economic life of the leased assets, thereby resulting in no residual value. Any remaining residual values under the finance and operating leases are expected to be recovered through rates, renewals or new lease contracts. Residual values have been determined using the estimated economic life of the leased assets. The finance and operating leases do not contain residual value guarantees.
Certain of the operating leases have both lease and non-lease components. The lease and non-lease components are allocated based upon estimated relative standalone selling prices.
A lease is deemed to exist when the Registrants have provided other parties with the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration received. The right to control is deemed to occur when the Registrants have provided other parties with the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy’s lease income associated with operating leases were as follows:

Three months ended March 31, 2019
(In millions)
Fixed payments	$17
Variable payments	27
$44
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of March 31, 2019 were:

DTE Energy
(In millions)
2019	$50
2020	67
2021	65
2022	22
2023	22
2024 and thereafter	216
$442
Depreciation expense associated with DTE Energy's property under operating leases was $8 million for the three months ended March 31, 2019.
Property under operating leases for DTE Energy were as follows:

DTE Energy
March 31, 2019
(In millions)
Gross property under operating leases	$442
Accumulated amortization of property under operating leases	$154
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
March 31, 2019
(In millions)
2019	$7
2020	9
2021	—
2022	—
2023	—
2024 and thereafter	1
Total minimum future lease receipts	17
Residual value of leased pipeline	40
Less unearned income	8
Net investment in finance lease	49
Less current portion	5
$44
Interest income recognized under finance leases was $1 million for the three months ended March 31, 2019.
Topic 840 — DTE Energy leases various assets under operating leases for energy facilities and related equipment.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy’s minimum future rental revenues under non-cancelable operating leases as of December 31, 2018 were:

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
The components of DTE Energy’s net investment in capital leases at December 31, 2018, were as follows:

DTE Energy
(In millions)
2019	$10
2020	9
2021	—
2022	—
2023	—
2024 and thereafter	1
Total minimum future lease receipts	20
Residual value of leased pipeline	40
Less unearned income	9
Net investment in capital lease	51
Less current portion	5
$46
Property under operating leases for DTE Energy as of December 31, 2018 were as follows:

DTE Energy
(In millions)
Gross property under operating leases	$447
Accumulated amortization of property under operating leases	$148

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. On April 30, 2018, the EPA finalized the State of Michigan's recommended non-attainment designation for southeast Michigan. The State is required to develop and implement a plan to address the southeast Michigan ozone non-attainment area by 2021. The Registrants cannot predict the financial impact of the State's plan to address the ozone non-attainment area at this time.
In July 2009, the Registrants received a NOV/FOV from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing electric utility generating units. This proposed rule, named the Affordable Clean Energy (ACE) rule, is intended to replace the Clean Power Plan rule. In addition, in December 2018, the EPA issued proposed revisions to the carbon dioxide performance standards for new, modified, or reconstructed fossil-fuel fired EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. These proposed rules do not impact DTE Energy's recently revised goal to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels.
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
To comply with air pollution requirements, DTE Electric spent approximately $2.4 billion through 2018. DTE Electric does not anticipate additional capital expenditures for air pollution requirements through 2025.
Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2014. The final rule requires studies to be completed and submitted as part of the National Pollutant Discharge Elimination System (NPDES) permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2019 and December 31, 2018, DTE Electric had $8 million and $7 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. Additionally, D.C. District Court Decisions on August 21, 2018 and March 19, 2019 may affect the timing of closure of coal ash impoundments that are not lined with an engineered liner system. In 2019, the EPA is expected to affirmatively undertake rulemaking to implement the D.C. District Court's decisions that will determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.

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
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule expected by the end of 2019.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2019 and December 31, 2018, DTE Gas had $30 million and $25 million, respectively, accrued for remediation.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2019 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2019 was $380 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $242 million and $377 million at March 31, 2019, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements. In October 2018, NEXUS Pipeline was placed in service. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS also entered into certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at March 31, 2019, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
In conjunction with the execution of an agreement under which NEXUS agreed to purchase Generation Pipeline, LLC, in January 2019, DTE Energy executed a guarantee agreement with the sellers of Generation Pipeline. The maximum potential payment, which represents a portion of the purchase price due and payable by NEXUS at the completion of the closing of the acquisition, totals $15 million at March 31, 2019. The guarantee terminates upon any of the following events: (i) all NEXUS obligations under the purchase agreement have been paid in full; (ii) the completion of the closing, or (iii) the termination of the purchase agreement by NEXUS in accordance with its terms.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $64 million at March 31, 2019. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2019, DTE Energy had $76 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of March 31, 2019, PG&E's account is substantially current and DTE Energy determined no reserve was necessary.
As of March 31, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $105 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $74 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. There were no other new events occurring during the first quarter of 2019 that would negatively impact the assumptions made within the December 31, 2018 impairment analysis. Therefore, no triggering events were identified. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Service cost	$21	$25	$5	$7
Interest cost	55	50	18	17
Expected return on plan assets	(81)	(82)	(31)	(36)
Amortization of:
Net actuarial loss	32	44	3	3
Prior service credit	—	—	(2)	—
Net periodic benefit cost (credit)	$27	$37	$(7)	$(9)

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
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $23 million and $30 million for the three months ended March 31, 2019 and 2018, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	Three Months Ended March 31,
	2019	2018
	(In millions)
Service cost	$4	$5
Interest cost	13	13
Expected return on plan assets	(21)	(24)
Amortization of:
Net actuarial loss	1	2
Prior service credit	(1)	—
Net periodic benefit credit	$(4)	$(4)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
During 2019, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price per Share	Amount
			(In millions)
March 5, 2019	814,597	$122.76	$100
The above contribution was made on behalf of DTE Electric, for which DTE Electric paid DTE Energy cash consideration of $100 million in March 2019. At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to an additional $50 million in contributions to the qualified pension plans in 2019. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2019.

NOTE 14 — SEGMENT AND RELATED INFORMATION
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Electric	$14	$13
Gas	2	2
Gas Storage and Pipelines	3	8
Power and Industrial Projects	145	155
Energy Trading	7	7
Corporate and Other	1	1
	$172	$186
Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Utility operations
Electric	$1,235	$1,205
Gas	645	550
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	116	119
Power and Industrial Projects	388	567
Energy Trading	1,301	1,498
Corporate and Other	1	—
Reconciliation and Eliminations	(172)	(186)
Total	$3,514	$3,753

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$147	$140
Gas	151	104
Gas Storage and Pipelines	48	62
Power and Industrial Projects	26	45
Energy Trading	32	31
Corporate and Other	(3)	(21)
Net Income Attributable to DTE Energy Company	$401	$361

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$401	$361
Diluted Earnings per Common Share	$2.19	$2.00
The increase in Net Income for the three months ended was primarily due to higher earnings in the Electric and Gas segments, partially offset by lower earnings in the Gas Storage and Pipelines and Power and Industrial Projects segments.
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
In March 2019, DTE Energy announced updated plans for accelerating its reduction of carbon emissions to 32% by the early 2020s, at least 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels. To achieve this reduction, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. In May 2018, DTE Energy announced its plans to accelerate its clean energy initiatives by targeting at least a 50% clean energy goal by 2030 to be achieved through a combination of investments in renewable energy and energy waste reduction projects. Refer to the "Capital Investments" section below for further discussion.
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
DTE Electric's capital investments over the 2019-2023 period are estimated at $11.3 billion comprised of $4.0 billion for capital replacements and other projects, $4.6 billion for distribution infrastructure, and $2.7 billion for new generation. DTE Electric has retired five coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining twelve coal-fired generating units. Six of these coal-fired generating units will be retired through 2022 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy waste reduction, demand response, and natural gas fueled generation.
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
For further discussion of environmental matters, see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies."
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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$147	$140
Gas	151	104
Gas Storage and Pipelines	48	62
Power and Industrial Projects	26	45
Energy Trading	32	31
Corporate and Other	(3)	(21)
Net Income Attributable to DTE Energy Company	$401	$361
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,235	$1,205
Fuel and purchased power — utility	346	339
Utility Margin	889	866
Operation and maintenance	352	312
Depreciation and amortization	221	212
Taxes other than income	84	81
Operating Income	232	261
Other (Income) and Deductions	56	74
Income Tax Expense	29	47
Net Income Attributable to DTE Energy Company	$147	$140
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. For an explanation of differences between the Electric segment and DTE Electric's Consolidated Statements of Operations, refer to Note 13 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
Utility Margin increased $23 million in the three months ended March 31, 2019. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$8
Implementation of new rates	8
Base sales	4
Regulatory mechanisms and other	3
Increase in Utility Margin	$23

	Three Months Ended March 31,
	2019	2018
	(In thousands of MWh)
DTE Electric Sales
Residential	3,688	3,677
Commercial	4,077	4,030
Industrial	2,460	2,604
Other	63	57
	10,288	10,368
Interconnection sales(a)	1,030	1,082
Total DTE Electric Sales	11,318	11,450

DTE Electric Deliveries
Retail and wholesale	10,288	10,368
Electric retail access, including self-generators(b)	1,120	1,142
Total DTE Electric Sales and Deliveries	11,408	11,510
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $40 million in the three months ended March 31, 2019. The increase in the first quarter was primarily due to increased distribution expense of $10 million for higher storm and line clearance expense, a one-time benefits expense reimbursement in 2018 of $9 million, insurance proceeds from a 2016 fire at a generation facility received in 2018 of $7 million, higher power plant generation expense of $5 million, an increase in energy waste reduction expense of $4 million, and an increase in renewable energy expense of $3 million.
Depreciation and amortization expense increased $9 million in the three months ended March 31, 2019. The increase in the first quarter was primarily due to an increase in depreciable base of $14 million, partially offset by an decrease in regulatory asset amortization of $5 million.
Other (Income) and Deductions decreased $18 million in the three months ended March 31, 2019. The decrease in the first quarter was primarily due to the change in investment earnings (loss in 2018 of $3 million compared to a gain of $17 million in 2019) and decreased non-operating retirement plan financing of $3 million, partially offset by increased interest expense of $8 million.
Income Tax Expense decreased $18 million in the three months ended March 31, 2019. The decrease in the first quarter was primarily due to amortization of the TCJA regulatory liability and $8 million of true-up adjustments for the remeasurement of deferred tax assets and liabilities in 2018.
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

DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requests an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. DTE Electric also included Calculation C in this filing to address all remaining issues relative to the enactment of the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. On February 1, 2019, DTE Electric reduced its initial requested increase in base rates to $248.6 million, primarily reflecting the reduction in requested depreciation expense resulting from the MPSC's approval of new depreciation rates. A final MPSC order in this case is expected in May 2019. Refer to Note 5 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Utility operations	$645	$550
Cost of gas — utility	241	220
Utility Margin	404	330
Operation and maintenance	128	111
Depreciation and amortization	35	32
Taxes other than income	24	21
Operating Income	217	166
Other (Income) and Deductions	16	14
Income Tax Expense	50	48
Net Income Attributable to DTE Energy Company	$151	$104
Utility Margin increased $74 million in the three months ended March 31, 2019. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$23
Weather	18
TCJA rate reduction liability	14
Midstream storage and transportation revenues	9
Regulatory mechanism — RDM	3
Other regulatory mechanisms and other	7
Increase in Utility Margin	$74

	Three Months Ended March 31,
	2019	2018
	(In Bcf)
Gas Markets
Gas sales	69	62
End-user transportation	58	59
	127	121
Intermediate transportation	127	72
Total Gas sales	254	193
Operation and maintenance expense increased $17 million in the three months ended March 31, 2019. The increase in the first quarter was primarily due to higher gas operations expense of $7 million, a one-time benefits expense reimbursement in 2018 of $3 million, and an increase in energy waste reduction expense of $2 million.
Income Tax Expense increased $2 million in the three months ended March 31, 2019. The increase in the first quarter was primarily due to the higher earnings partially offset by $8 million of true-up adjustments for the remeasurement of deferred tax assets and liabilities in 2018.
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
DTE Gas filed its Calculation C case with the MPSC on November 16, 2018 to reduce the revenue requirement by $12 million related to the amortization of deferred tax remeasurement. Calculation C addresses all remaining issues relative to the enactment of the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. Refer to Note 5 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$116	$119
Cost of gas — Non-utility	—	4
Operation and maintenance	25	23
Depreciation and amortization	22	20
Taxes other than income	3	3
Asset (gains) losses and impairments, net	—	(2)
Operating Income	66	71
Other (Income) and Deductions	(6)	(17)
Income Tax Expense	18	19
Net Income	54	69
Less: Net Income Attributable to Noncontrolling Interests	6	7
Net Income Attributable to DTE Energy Company	$48	$62
Operating Revenues — Non-utility operations decreased $3 million in the three months ended March 31, 2019. The decrease was primarily due to lower physical sales of gas from AGS customers for resale to optimize available transportation capacity and lower gathering and storage revenue, partially offset by higher pipeline revenue.

Cost of gas — Non-utility decreased $4 million in the three months ended March 31, 2019. The decrease was due to lower physical purchases of gas from AGS customers for resale to optimize available transportation capacity.
Other (Income) and Deductions decreased $11 million in the three months ended March 31, 2019. The decrease was primarily due to decreased earnings from pipeline investments and higher interest expense.
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
On January 11, 2019, NEXUS signed an agreement to purchase Generation Pipeline, LLC, a public utility regulated by the Public Utilities Commission of Ohio. This 23-mile pipeline system supplies gas to industrial customers in the Toledo, OH area, has existing interconnects with ANR Pipeline Company and Panhandle Eastern Pipeline Company, and is located 4 miles away from NEXUS. The transaction is expected to close in 2019 upon regulatory approvals.
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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$388	$567
Fuel, purchased power, and gas — non-utility	304	498
Non-utility Margin	84	69
Operation and maintenance	81	82
Depreciation and amortization	17	16
Taxes other than income	4	4
Operating Loss	(18)	(33)
Other (Income) and Deductions	(27)	(18)
Income Taxes
Expense	3	—
Production Tax Credits	(21)	(43)
	(18)	(43)
Net Income	27	28
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1	(17)
Net Income Attributable to DTE Energy Company	$26	$45

Operating Revenues — Non-utility operations decreased $179 million in the three months ended March 31, 2019. The decrease was due to the following:

Three Months
(In millions)
Higher demand and prices in the Steel business	$12
Higher demand in the Onsite business	7
Higher production and a new project in the Renewables business	3
Lower revenue due to customer discount in the Renewables business	(5)
Lower revenue due to sale of membership interests in three projects and project terminations in the REF business	(196)
$(179)
Non-utility Margin increased $15 million in the three months ended March 31, 2019. The following table details changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Higher due to sale of membership interests in three projects and project terminations in the REF business	$6
Higher demand in the On-site business	6
Higher demand and prices in the Steel business	5
Higher production and a new project in the Renewables business	3
Lower due to customer discounts in the Renewables business	(5)
$15
Other (Income) and Deductions increased $9 million in the three months ended March 31, 2019. The increase in the first quarter was primarily due to sale of membership interests in three projects in the REF business.
Income Taxes — Production Tax Credits decreased $22 million in the three months ended March 31, 2019. The decrease in the first quarter was primarily due to sale of membership interests in three projects in the REF business.
Net Income (Loss) Attributable to Noncontrolling Interests decreased $18 million in the three months ended March 31, 2019. The decrease in the first quarter was primarily due to project terminations in the REF business.
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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$1,301	$1,498
Purchased power and gas — non-utility	1,235	1,436
Non-utility Margin	66	62
Operation and maintenance	19	17
Depreciation and amortization	1	1
Taxes other than income	2	2
Operating Income	44	42
Other (Income) and Deductions	1	1
Income Tax Expense	11	10
Net Income Attributable to DTE Energy Company	$32	$31
Operating Revenues — Non-utility operations decreased $197 million in the three months ended March 31, 2019. The decrease in the first quarter was primarily due to a decrease in gas prices and volumes, primarily in the gas structured and gas transportation strategies.
Non-utility Margin increased $4 million in the three months ended March 31, 2019. The following table details changes in Non-utility margin relative to the comparable prior period:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(b)	$56
Unfavorable results, primarily in the gas storage strategy	(4)
52
Realized Margins(a)
Favorable results, primarily in power full requirements and gas trading strategies	29
Unfavorable results, primarily in gas structured and gas storage strategies(c)	(77)
(48)
Increase in Non-utility Margin	$4
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

(b)	Amount includes $48 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $53 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

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
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $3 million for the three months ended March 31, 2019, represents a decrease of $18 million from the net loss of $21 million in the comparable 2018 period. The net loss decrease in the first quarter was primarily due to effective income tax rate adjustments and higher excess tax benefits on stock-based compensation, offset by higher interest expense.

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

	Three Months Ended March 31,
	2019	2018
	(In millions)
Cash, Cash Equivalents, and Restricted Cash
Cash Flow From (Used For)
Operating Activities
Net Income	$408	$351
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	296	281
Nuclear fuel amortization	15	15
Allowance for equity funds used during construction	(7)	(7)
Deferred income taxes	49	60
Working capital and other	(9)	138
Net cash from operating activities	752	838
Investing Activities
Plant and equipment expenditures — utility	(641)	(466)
Plant and equipment expenditures — non-utility	(27)	(61)
Contributions to equity method investees	(22)	(64)
Notes receivable	(48)	3
Other	(10)	2
Net cash used for investing activities	(748)	(586)
Financing Activities
Issuance of long-term debt, net of issuance costs	644	—
Short-term borrowings, net	(453)	14
Dividends paid on common stock	(172)	(158)
Contributions from noncontrolling interest, principally REF entities	9	12
Distributions to noncontrolling interests	(21)	(4)
Other	(26)	(19)
Net cash used for financing activities	(19)	(155)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(15)	$97

Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations decreased by $86 million in 2019 due primarily to a decrease in cash from working capital items, partially offset by an increase in Net Income and Depreciation Expense.
The change in working capital items in 2019 was primarily related to an increase in cash used for accounts payable and other current and noncurrent assets and liabilities, partially offset by an increase in cash from accounts receivable and change in accrued pension liability.
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
Net cash used for investing activities increased by $162 million in 2019 due primarily to the increase in Plant and equipment expenditures — utility and Notes Receivable, partially offset by the decrease in Contributions to equity method investees and Plant and equipment expenditures — non-utility.
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
Net cash from financing activities increased by $136 million in 2019 due primarily to an increase in Issuance of long-term debt, partially offset by the increase in repayments of Short-term borrowings, Distributions to noncontrolling interests, and Dividends on common stock.
Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Non-utility growth is expected from additional investments, primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments.
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

DTE Energy has approximately $1.8 billion of available liquidity at March 31, 2019, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $250 million in 2019 through the pension and other employee benefit plans, which is exclusive from any amounts related to the Equity Units described in Note 14 to the Consolidated Financial Statements, "Long-Term Debt," within the combined DTE Energy and DTE Electric 2018 Annual Report on Form 10-K.
At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to an additional $50 million in contributions to the qualified pension plans in 2019. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2019.
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $537 million.
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
See Notes 5, 9, 10, 12, and 13 to the Consolidated Financial Statements, "Regulatory Matters," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2018	$(23)
Reclassified to realized upon settlement	9
Changes in fair value recorded to income	6
Amounts recorded to unrealized income	15
Changes in fair value recorded in regulatory liabilities	(3)
Amounts recorded in other comprehensive income, pretax	(3)
Change in collateral	6
MTM at March 31, 2019	$(8)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2022 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2019	2020	2021	2022 and Beyond	Total Fair Value
	(In millions)
Level 1	$(1)	$2	$(1)	$1	$1
Level 2	17	13	3	1	34
Level 3	1	(3)	(7)	(24)	(33)
MTM before collateral adjustments	$17	$12	$(5)	$(22)	2
Collateral adjustments					(10)
MTM at March 31, 2019					$(8)

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
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of March 31, 2019, PG&E's account is substantially current and DTE Energy determined no reserve was necessary.
As of March 31, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $105 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $74 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. There were no other new events occurring during the first quarter of 2019 that would negatively impact the assumptions made within the December 31, 2018 impairment analysis. Therefore, no triggering events were identified. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2019:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$276	$—	$276
BBB+ and BBB	281	—	281
BBB−	44	—	44
Total Investment Grade	601	—	601
Non-investment grade(b)	5	—	5
Internally Rated — investment grade(c)	305	(1)	304
Internally Rated — non-investment grade(d)	22	(5)	17
Total	$933	$(6)	$927
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

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 14% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 1% of the total gross credit exposure.

Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2019, DTE Energy had a floating rate debt-to-total debt ratio of 1.1%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2019 and 2018 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2019	2018	2019	2018	Change in the Fair Value of
	(In millions)
Gas contracts	$20	$18	$(20)	$(19)	Commodity contracts
Power contracts	$1	$5	$(3)	$(8)	Commodity contracts
Interest rate risk — DTE Energy	$(636)	$(593)	$683	$572	Long-term debt
Interest rate risk — DTE Electric	$(310)	$(250)	$335	$268	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In March 2018, the Trenton Channel Power Plant experienced exceedances of its mercury emission limits. The exceedances were reported to the EPA and the MDEQ. On September 12, 2018, the EPA issued a NOV. DTE Electric is currently working with the EPA to address the NOV.  At this time, DTE Electric cannot predict the impact of the NOV.
For more information on legal proceedings and matters related to the Registrants, see Notes 5 and 12 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2018 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
On March 5, 2019, DTE Energy contributed $100 million of its common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 814,597 shares valued at $122.76 per share, the closing market price of DTE Energy common stock on that date. The shares were contributed to the trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The common stock contribution was made on behalf of DTE Electric, for which DTE Electric paid DTE Energy cash consideration of $100 million in March 2019.
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2019:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2019 — 01/31/2019	1,596	$110.07	—	—	—
02/01/2019 — 02/28/2019	39,603	$116.60	—	—	—
03/01/2019 — 03/31/2019	2,733	$117.94	—	—	—
Total	43,932		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

31.161	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.162	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.163	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.164	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.161	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.162	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.163	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.164	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.302
Supplemental Indenture dated as of February 1, 2019, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2019 Series A) (Exhibit 4.70 to DTE Energy's Form S-3 filed on April 1, 2019)
X

4.303
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent. (Exhibit 10.01 to DTE Energy's Form 8-K filed on April 16, 2019)
X

4.304
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Gas the lenders party thereto, and Citibank, N.A. as Administrative Agent.(Exhibit 10.02 to DTE Energy's Form 8-K filed on April 16, 2019)
X

4.305
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Electric Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent. (Exhibit 10.01 to DTE Energy's and DTE Electric's Form 8-K filed on April 16, 2019)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 24, 2019
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)