Form 10-Q
period 2019-06-30
DTE ENERGY CO; DTE Electric Co
filed 2019-07-24
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common stock, without par value	DTE	New York Stock Exchange

2012 Series C 5.25% Junior Subordinated Debentures due 2062	DTQ	New York Stock Exchange

2016 Series B 5.375% Junior Subordinated Debentures due 2076	DTJ	New York Stock Exchange

2016 Series F 6.00% Junior Subordinated Debentures due 2076	DTY	New York Stock Exchange

2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

6.50% Corporate Units	DTV	New York Stock Exchange
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

DTE Energy	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
	☒	☐	☐	☐	☐

DTE Electric	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2019:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	183,301,732

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 equity units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures.

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy own a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

PG&E	Pacific Gas and Electric Corporation

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

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment.

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017

TCJA rate reduction liability
Due to the change in the corporate tax rate, from January 1, 2018 to June 30, 2018 for DTE Gas and from January 1, 2018 to July 31, 2018 for DTE Electric, the utilities reduced revenue and recorded an offsetting regulatory liability.

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

USD	United States Dollar ($)

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,417	$1,514	$3,281	$3,254
Non-utility operations	1,471	1,645	3,121	3,658
	2,888	3,159	6,402	6,912

Operating Expenses
Fuel, purchased power, and gas — utility	360	434	942	987
Fuel, purchased power, and gas — non-utility	1,258	1,443	2,643	3,216
Operation and maintenance	560	583	1,151	1,117
Depreciation and amortization	305	272	601	553
Taxes other than income	92	97	210	208
Asset (gains) losses and impairments, net	13	1	13	(2)
	2,588	2,830	5,560	6,079
Operating Income	300	329	842	833

Other (Income) and Deductions
Interest expense	154	135	306	270
Interest income	(3)	(3)	(7)	(6)
Non-operating retirement benefits, net	10	9	19	18
Other income	(73)	(82)	(161)	(163)
Other expenses	12	15	23	40
	100	74	180	159
Income Before Income Taxes	200	255	662	674

Income Tax Expense	21	19	75	87

Net Income	179	236	587	587

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(3)	2	4	(8)

Net Income Attributable to DTE Energy Company	$182	$234	$583	$595

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.99	$1.29	$3.19	$3.29

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.99	$1.29	$3.18	$3.29

Weighted Average Common Shares Outstanding
Basic	183	181	183	180
Diluted	184	181	183	180
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Income	$179	$236	$587	$587

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1, $1, $2 and $2, respectively	3	3	7	5
Net unrealized losses on derivatives during the period, net of taxes of $(2), $—, $(3), and $—, respectively	(6)	—	(9)	—
Foreign currency translation	—	(1)	1	(1)
Other comprehensive income (loss)	(3)	2	(1)	4

Comprehensive income	176	238	586	591
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	2	4	(8)
Comprehensive Income Attributable to DTE Energy Company	$179	$236	$582	$599

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$62	$71
Restricted cash	—	5
Accounts receivable (less allowance for doubtful accounts of $91 for both periods)
Customer	1,436	1,789
Other	93	108
Inventories
Fuel and gas	334	406
Materials and supplies	431	405
Derivative assets	113	102
Regulatory assets	79	153
Other	178	221
	2,726	3,260
Investments
Nuclear decommissioning trust funds	1,561	1,378
Investments in equity method investees	1,758	1,771
Other	247	219
	3,566	3,368
Property
Property, plant, and equipment	32,834	31,810
Accumulated depreciation and amortization	(10,537)	(10,160)
	22,297	21,650
Other Assets
Goodwill	2,293	2,293
Regulatory assets	4,508	4,568
Intangible assets	837	849
Notes receivable	168	64
Derivative assets	46	31
Prepaid postretirement costs	83	45
Operating lease right-of-use assets	142	—
Other	185	160
	8,262	8,010
Total Assets	$36,851	$36,288

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,051	$1,329
Accrued interest	141	127
Dividends payable	346	172
Short-term borrowings	3	609
Current portion long-term debt, including finance leases	1,498	1,499
Derivative liabilities	94	67
Gas inventory equalization	45	—
Regulatory liabilities	37	126
Operating lease liabilities	34	—
Other	405	509
	3,654	4,438
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	12,418	10,982
Junior subordinated debentures	1,146	1,145
Finance lease liabilities	5	7
	13,569	12,134
Other Liabilities
Deferred income taxes	2,063	1,975
Regulatory liabilities	2,880	2,922
Asset retirement obligations	2,531	2,469
Unamortized investment tax credit	136	138
Derivative liabilities	68	89
Accrued pension liability	715	837
Nuclear decommissioning	231	205
Operating lease liabilities	102	—
Other	333	364
	9,059	8,999
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 183,301,732 and 181,925,281 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	4,344	4,245
Retained earnings	6,198	6,112
Accumulated other comprehensive loss	(146)	(120)
Total DTE Energy Company Equity	10,396	10,237
Noncontrolling interests	173	480
Total Equity	10,569	10,717
Total Liabilities and Equity	$36,851	$36,288

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In millions)
Operating Activities
Net Income	$587	$587
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	601	553
Nuclear fuel amortization	30	25
Allowance for equity funds used during construction	(13)	(13)
Deferred income taxes	80	80
Equity earnings of equity method investees	(43)	(53)
Dividends from equity method investees	89	34
Asset (gains) losses and impairments, net	13	—
Changes in assets and liabilities:
Accounts receivable, net	369	20
Inventories	46	104
Prepaid postretirement benefit costs	(38)	(9)
Accounts payable	(247)	(34)
Gas inventory equalization	45	37
Accrued pension liability	(122)	(197)
Accrued postretirement liability	—	(61)
Derivative assets and liabilities	(20)	(8)
Regulatory assets and liabilities	142	230
Other current and noncurrent assets and liabilities	(152)	138
Net cash from operating activities	1,367	1,433
Investing Activities
Plant and equipment expenditures — utility	(1,294)	(1,027)
Plant and equipment expenditures — non-utility	(102)	(130)
Proceeds from sale of nuclear decommissioning trust fund assets	396	616
Investment in nuclear decommissioning trust funds	(399)	(613)
Distributions from equity method investees	5	5
Contributions to equity method investees	(38)	(233)
Notes receivable	(62)	5
Other	(20)	(3)
Net cash used for investing activities	(1,514)	(1,380)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,438	520
Redemption of long-term debt	—	(102)
Short-term borrowings, net	(606)	(147)
Issuance of common stock	—	6
Dividends paid on common stock	(345)	(309)
Contributions from noncontrolling interests, principally REF entities	17	22
Distributions to noncontrolling interests	(31)	(17)
Purchases of noncontrolling interest, principally SGG	(300)	—
Other	(40)	(29)
Net cash from (used for) financing activities	133	(56)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(14)	(3)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	76	89
Cash, Cash Equivalents, and Restricted Cash at End of Period	$62	$86

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$270	$216
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	401	—	7	408
Dividends declared on common stock ($0.945 per Common Share)	—	—	(173)	—	—	(173)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	472	(21)	(1)	—	(12)	(34)
Balance, March 31, 2019	183,212	$4,324	$6,364	$(143)	$475	$11,020
Net Income (Loss)	—	—	182	—	(3)	179
Dividends declared on common stock ($1.89 per Common Share)	—	—	(347)	—	—	(347)
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	90	23	(1)	—	(2)	20
Balance, June 30, 2019	183,302	$4,344	$6,198	$(146)	$173	$10,569

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited) — (Continued)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	361	—	(10)	351
Dividends declared on common stock ($0.88 per Common Share)	—	—	(160)	—	—	(160)
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	345	(1)	(1)	—	7	5
Balance, March 31, 2018	181,483	$4,163	$5,848	$(123)	$475	$10,363
Net Income (Loss)	—	—	234	—	2	236
Dividends declared on common stock ($1.77 per Common Share)	—	—	(321)	—	—	(321)
Issuance of common stock	160	16	—	—	—	16
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	130	26	(1)	—	(3)	22
Balance, June 30, 2018	181,773	$4,205	$5,760	$(121)	$474	$10,318

See Combined Notes to Consolidated Financial Statements (Unaudited)

THIS PAGE INTENTIONALLY LEFT BLANK

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,190	$1,276	$2,425	$2,481

Operating Expenses
Fuel and purchased power — utility	322	386	668	725
Operation and maintenance	334	345	692	665
Depreciation and amortization	229	202	450	414
Taxes other than income	69	74	153	155
Asset (gains) losses and impairments, net	13	—	13	—
	967	1,007	1,976	1,959
Operating Income	223	269	449	522

Other (Income) and Deductions
Interest expense	78	69	154	137
Interest income	—	—	(1)	—
Other income	(25)	(22)	(58)	(49)
Other expenses	12	15	20	40
	65	62	115	128
Income Before Income Taxes	158	207	334	394

Income Tax Expense	25	44	54	91

Net Income	$133	$163	$280	$303

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Income	$133	$163	$280	$303
Other comprehensive income	—	—	—	—
Comprehensive Income	$133	$163	$280	$303

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$9	$18
Accounts receivable (less allowance for doubtful accounts of $47 and $53, respectively)
Customer	715	750
Affiliates	5	11
Other	42	54
Inventories
Fuel	179	171
Materials and supplies	283	279
Regulatory assets	78	148
Other	89	89
	1,400	1,520
Investments
Nuclear decommissioning trust funds	1,561	1,378
Other	36	34
	1,597	1,412
Property
Property, plant, and equipment	23,537	22,747
Accumulated depreciation and amortization	(7,574)	(7,310)
	15,963	15,437
Other Assets
Regulatory assets	3,787	3,829
Intangible assets	22	21
Prepaid postretirement costs — affiliates	189	189
Operating lease right-of-use assets	67	—
Other	152	121
	4,217	4,160
Total Assets	$23,177	$22,529

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$56	$71
Other	421	441
Accrued interest	84	74
Current portion long-term debt, including finance leases	3	4
Regulatory liabilities	28	98
Short-term borrowings
Affiliates	295	101
Other	—	149
Operating lease liabilities	13	—
Other	138	139
	1,038	1,077
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	7,178	6,538
Finance lease liabilities	5	7
	7,183	6,545
Other Liabilities
Deferred income taxes	2,294	2,246
Regulatory liabilities	2,140	2,171
Asset retirement obligations	2,329	2,271
Unamortized investment tax credit	135	137
Nuclear decommissioning	231	205
Accrued pension liability — affiliates	613	718
Accrued postretirement liability — affiliates	254	278
Operating lease liabilities	48	—
Other	86	88
	8,130	8,114
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	4,631	4,631
Retained earnings	2,195	2,162
Total Shareholder’s Equity	6,826	6,793
Total Liabilities and Shareholder’s Equity	$23,177	$22,529

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In millions)
Operating Activities
Net Income	$280	$303
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	450	414
Nuclear fuel amortization	30	25
Allowance for equity funds used during construction	(12)	(9)
Deferred income taxes	38	91
Asset (gains) losses and impairments, net	13	—
Changes in assets and liabilities:
Accounts receivable, net	53	(86)
Inventories	(12)	24
Accounts payable	(13)	(2)
Accrued pension liability — affiliates	(105)	(182)
Accrued postretirement liability — affiliates	(24)	(47)
Regulatory assets and liabilities	137	158
Other current and noncurrent assets and liabilities	(169)	(4)
Net cash from operating activities	666	685
Investing Activities
Plant and equipment expenditures	(1,073)	(825)
Notes receivable, including affiliates	(5)	—
Proceeds from sale of nuclear decommissioning trust fund assets	396	616
Investment in nuclear decommissioning trust funds	(399)	(613)
Other	(19)	(4)
Net cash used for investing activities	(1,100)	(826)
Financing Activities
Issuance of long-term debt, net of issuance costs	643	520
Short-term borrowings, net — affiliate	194	(41)
Short-term borrowings, net — other	(149)	(108)
Dividends paid on common stock	(247)	(230)
Other	(16)	(7)
Net cash from financing activities	425	134
Net Decrease in Cash and Cash Equivalents	(9)	(7)
Cash and Cash Equivalents at Beginning of Period	18	15
Cash and Cash Equivalents at End of Period	$9	$8

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$159	$117

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	147	147
Dividends declared on common stock	—	—	—	(124)	(124)
Balance, March 31, 2019	138,632	1,386	3,245	2,185	6,816
Net Income	—	—	—	133	133
Dividends declared on common stock	—	—	—	(123)	(123)
Balance, June 30, 2019	138,632	$1,386	$3,245	$2,195	$6,826

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	140	—	140
Dividends declared on common stock	—	—	—	(115)	—	(115)
Balance, March 31, 2018	138,632	1,386	2,920	1,984	—	6,290
Net Income	—	—	—	163	—	163
Dividends declared on common stock	—	—	—	(115)	—	(115)
Balance, June 30, 2018	138,632	$1,386	$2,920	$2,032	$—	$6,338

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
DTE Energy currently owns an 85% interest in SGG, which owns and operates midstream natural gas assets. SGG has contracts through which certain construction risk is designed to pass-through to the customers, with DTE Energy retaining operational and customer default risk. SGG is a VIE with DTE Energy as the primary beneficiary.
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2019, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2019, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2019 and December 31, 2018. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	June 30, 2019			December 31, 2018
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$18	$14	$32	$25	$14	$39
Restricted cash	—	—	—	—	5	5
Accounts receivable	10	38	48	9	37	46
Inventories	—	84	84	1	92	93
Property, plant, and equipment, net	400	40	440	395	46	441
Goodwill	25	—	25	25	—	25
Intangible assets	550	—	550	557	—	557
Other current and long-term assets	2	1	3	3	—	3
	$1,005	$177	$1,182	$1,015	$194	$1,209

LIABILITIES
Accounts payable and accrued current liabilities	$5	$25	$30	$3	$31	$34
Other current and long-term liabilities	9	9	18	9	10	19
	$14	$34	$48	$12	$41	$53
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at June 30, 2019 and 55% at December 31, 2018.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Investments in equity method investees	$1,402	$1,425
Notes receivable	$26	$15
Future funding commitments	$51	$55

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Income from REF entities	$29	$25	$56	$48
Equity earnings of equity method investees	20	32	43	53
Gains from equity securities	7	1	24	1
Contract services	6	12	14	32
Allowance for equity funds used during construction	6	6	13	13
Other	5	6	11	16
	$73	$82	$161	$163
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Gains from equity securities allocated from DTE Energy	$7	$1	$24	$1
Contract services	8	13	16	33
Allowance for equity funds used during construction	6	4	12	9
Other	4	4	6	6
	$25	$22	$58	$49

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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." For the three and six months ended June 30, 2019 and 2018, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of new accounting pronouncements for DTE Energy were not material.

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
The interim effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
DTE Energy	11%	7%	11%	13%
DTE Electric	16%	21%	16%	23%

The 4% increase in DTE Energy's effective tax rate for the three months ended June 30, 2019 was primarily due to lower production tax credits of 7% in 2019, partially offset by the amortization of the TCJA regulatory liability of 3% in 2019. The 2% decrease in DTE Energy's effective tax rate for the six months ended June 30, 2019 was primarily due to the amortization of the TCJA regulatory liability of 3% in 2019 and the remeasurement of deferred taxes in 2018 of $21 million that impacted the effective tax rate by 3%. The decrease in the effective tax rate was partially offset by lower production tax credits of 4% in 2019.
The 5% and 7% decrease in DTE Electric's effective tax rate for the three and six months ended June 30, 2019, respectively, was primarily due to the amortization of the TCJA regulatory liability of 4% and higher production tax credits of 1% in 2019. The remeasurement of deferred taxes in 2018 of $8 million impacted the effective tax rate by 2% for the six months ended June 30, 2019.
DTE Energy's total amount of unrecognized tax benefits as of June 30, 2019 was $8 million, which if recognized, would favorably impact its effective tax rate. DTE Electric's total amount of unrecognized tax benefits as of June 30, 2019 was $10 million, which if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables of $9 million with DTE Energy at June 30, 2019 and income tax receivables with DTE Energy of $8 million at December 31, 2018.
Unrecognized Compensation Costs
As of June 30, 2019, DTE Energy had $104 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.54 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $11 million and $8 million for the three months ended June 30, 2019 and 2018, respectively, while such allocation was $24 million and $17 million for the six months ended June 30, 2019 and 2018, respectively.
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
Recently Issued Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update replace the incurred loss impairment methodology in current generally accepted accounting principles with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The ASU requires entities to use the new methodology to measure impairment of financial instruments, including accounts receivable, and may result in earlier recognition of credit losses than under current generally accepted accounting principles. Entities will apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for the Registrants beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants anticipate adopting the ASU on its effective date. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants anticipate adopting the ASU on its effective date. The ASU may be applied using either a retrospective or prospective approach. The Registrants are currently evaluating the transition methods and assessing the impact of this standard on their Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Electric(a)
Residential	$494	$584	$1,047	$1,170
Commercial	423	446	843	875
Industrial	158	178	322	354
Other(b)	115	68	213	82
Total Electric operating revenues(c)	$1,190	$1,276	$2,425	$2,481

Gas
Gas sales	$163	$180	$640	$637
End User Transportation	42	49	122	134
Intermediate Transportation	15	11	41	29
Other(b)	23	15	85	5
Total Gas operating revenues(d)	$243	$255	$888	$805

Other segment operating revenues
Gas Storage and Pipelines(e)	$121	$122	$237	$241
Power and Industrial Projects(f)	$402	$538	$790	$1,105
Energy Trading(g)	$1,113	$1,164	$2,414	$2,662
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes revenue adjustments related to various regulatory mechanisms.

(c)
Includes $5 million and $4 million of other revenues outside the scope of Topic 606 for the three months ended June 30, 2019 and 2018, respectively, and $8 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.

(d)
Includes $1 million and $4 million under Alternative Revenue Programs for the three and six months ended June 30, 2018, respectively, and $2 million of other revenues for the three months ended June 30, 2019 and 2018 and $4 million for the six months ended June 30, 2019 and 2018, which are both outside the scope of Topic 606.

(e)	Includes revenues outside the scope of Topic 606 primarily related to $2 million and $4 million of contracts accounted for as leases for the three and six months ended June 30, 2019, respectively.

(f)
Includes revenues outside the scope of Topic 606 primarily related to $30 million and $28 million of contracts accounted for as leases for the three months ended June 30, 2019 and 2018, respectively, and $61 million and $56 million for the six months ended June 30, 2019 and 2018, respectively.

(g)
Includes revenues outside the scope of Topic 606 primarily related to $879 million and $937 million of derivatives for the three months ended June 30, 2019 and 2018, respectively, and $1.8 billion and $2.1 billion of derivatives for the six months ended June 30, 2019 and 2018, respectively.

Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2019	$74
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	35
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(26)
Ending Balance, June 30, 2019	$83

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2019	$48
2020	5
2021	5
2022	7
2023	3
2024 and thereafter	15
$83

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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2019	$111	$5
2020	305	—
2021	249	—
2022	191	—
2023	133	—
2024 and thereafter	645	—
	$1,634	$5

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Matters
The following table represents expenses recognized for estimated uncollectible accounts receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
DTE Energy	$24	$31	$53	$56
DTE Electric	$14	$17	$30	$31

NOTE 5 — REGULATORY MATTERS
2018 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates was primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requested an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. Finally, as noted in the 2017 Tax Reform section below, DTE Electric proposed an amortization schedule for Calculation C in this filing. On February 1, 2019, DTE Electric reduced its initial requested increase in base rates to $248.6 million, primarily reflecting the reduction in requested depreciation expense resulting from the MPSC's approval of new depreciation rates. On May 2, 2019, the MPSC issued an order approving an annual revenue increase of $125 million for services rendered on or after May 9, 2019. The MPSC authorized a return on equity of 10.0%. In addition, the order approved the proposed amortization schedule for Calculation C but denied the requested Infrastructure Recovery Mechanism.
2019 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure and generation investments. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales and operating and maintenance expenses. A final MPSC order in this case is expected by May 2020.
2016 DTE Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on November 1, 2016 requesting an increase in depreciation rates for plant in service balances as of December 31, 2015. The MPSC issued an order on December 6, 2018 authorizing DTE Electric to increase its composite depreciation rate from 3.06% to 3.72%. The new rates are effective for service rendered on or after May 9, 2019, per the final order in DTE Electric's 2018 rate case issued on May 2, 2019.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. In 2018, MPSC orders for the first two steps, Credit A and Credit B, were issued for DTE Electric and DTE Gas. The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas filed its Calculation C case on November 16, 2018 to reduce the annual revenue requirement by $12 million related to the amortization of deferred tax remeasurement and a final MPSC order in this case is expected by August 2019. DTE Electric proposed an amortization schedule for Calculation C in its general rate case filed July 6, 2018, which was approved by the MPSC in the May 2, 2019 rate order.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$182	$234	$583	$595
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — basic	$182	$234	$582	$594

Average number of common shares outstanding — basic	183	181	183	180
Basic Earnings per Common Share	$0.99	$1.29	$3.19	$3.29

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$182	$234	$583	$595
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — diluted	$182	$234	$582	$594

Average number of common shares outstanding — basic	183	181	183	180
Incremental shares attributable to:
Average dilutive equity units, performance share awards, and stock options	1	—	—	—
Average number of common shares outstanding — diluted	184	181	183	180
Diluted Earnings per Common Share(a)	$0.99	$1.29	$3.18	$3.29
_______________________________________

(a)	The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6.6 million for the three and six months ended June 30, 2018 as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2019 and December 31, 2018. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	June 30, 2019						December 31, 2018
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$26	$—	$—	$—	$—	$26	$16	$2	$—	$—	$—	$18
Nuclear decommissioning trusts
Equity securities	988	—	—	—	—	988	851	—	—	—	—	851
Fixed income securities	9	523	—	—	—	532	12	490	—	—	—	502
Private equity and other	—	—	—	32	—	32	—	—	—	20	—	20
Cash equivalents	9	—	—	—	—	9	5	—	—	—	—	5
Other investments(e)
Equity securities	128	—	—	—	—	128	110	—	—	—	—	110
Fixed income securities	75	—	—	—	—	75	69	—	—	—	—	69
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts
Natural gas	97	78	60	—	(170)	65	199	87	63	—	(277)	72
Electricity	—	239	81	—	(236)	84	—	247	56	—	(252)	51
Other	—	—	9	—	—	9	—	—	7	—	(1)	6
Foreign currency exchange contracts	—	1	—	—	—	1	—	4	—	—	—	4
Total derivative assets	97	318	150	—	(406)	159	199	338	126	—	(530)	133
Total	$1,336	$841	$150	$32	$(406)	$1,953	$1,266	$830	$126	$20	$(530)	$1,712

Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(119)	$(47)	$(70)	$—	$170	$(66)	$(197)	$(71)	$(112)	$—	$272	$(108)
Electricity	—	(250)	(71)	—	240	(81)	—	(227)	(58)	—	240	(45)
Other	—	—	—	—	—	—	—	(1)	—	—	1	—
Interest rate contracts	—	(15)	—	—	—	(15)	—	(3)	—	—	—	(3)
Total derivative liabilities	(119)	(312)	(141)	—	410	(162)	(197)	(302)	(170)	—	513	(156)
Total	$(119)	$(312)	$(141)	$—	$410	$(162)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,217	$529	$9	$32	$4	$1,791	$1,069	$528	$(44)	$20	$(17)	$1,556
Assets
Current	$122	$249	$104	$—	$(336)	$139	$212	$273	$96	$—	$(461)	$120
Noncurrent	1,214	592	46	32	(70)	1,814	1,054	557	30	20	(69)	1,592
Total Assets	$1,336	$841	$150	$32	$(406)	$1,953	$1,266	$830	$126	$20	$(530)	$1,712
Liabilities
Current	$(111)	$(251)	$(72)	$—	$340	$(94)	$(191)	$(251)	$(76)	$—	$451	$(67)
Noncurrent	(8)	(61)	(69)	—	70	(68)	(6)	(51)	(94)	—	62	(89)
Total Liabilities	$(119)	$(312)	$(141)	$—	$410	$(162)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,217	$529	$9	$32	$4	$1,791	$1,069	$528	$(44)	$20	$(17)	$1,556

_______________________________________

(a)	See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

_______________________________________

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At June 30, 2019, the $26 million consisted of $15 million and $11 million of cash equivalents included in Cash and cash equivalents and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2018, the $18 million consisted of $3 million, $5 million and $10 million of cash equivalents included in Cash and cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$11	$—	$—	$—	$11	$8	$2	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	988	—	—	—	988	851	—	—	—	851
Fixed income securities	9	523	—	—	532	12	490	—	—	502
Private equity and other	—	—	—	32	32	—	—	—	20	20
Cash equivalents	9	—	—	—	9	5	—	—	—	5
Other investments
Equity securities	11	—	—	—	11	10	—	—	—	10
Derivative assets — FTRs	—	—	9	—	9	—	—	6	—	6
Total	$1,028	$523	$9	$32	$1,592	$886	$492	$6	$20	$1,404

Assets
Current	$11	$—	$9	$—	$20	$8	$2	$6	$—	$16
Noncurrent	1,017	523	—	32	1,572	878	490	—	20	1,388
Total Assets	$1,028	$523	$9	$32	$1,592	$886	$492	$6	$20	$1,404
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At June 30, 2019, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2018, the $10 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(10)	$(25)	$2	$(33)	$(10)	$(13)	$4	$(19)
Transfers into Level 3 from Level 2	1	—	—	1	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	(1)	41	—	40	(28)	18	1	(9)
Recorded in Regulatory liabilities	—	—	9	9	—	—	15	15
Purchases, issuances, and settlements
Settlements	—	(6)	(2)	(8)	13	(18)	(5)	(10)
Net Assets (Liabilities) as of June 30	$(10)	$10	$9	$9	$(25)	$(13)	$15	$(23)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2019 and 2018 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(1)	$38	$(4)	$33	$(20)	$4	$(2)	$(18)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(49)	$(2)	$7	$(44)	$(29)	$12	$8	$(9)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(3)	—	—	(3)
Total gains (losses)
Included in earnings	31	10	(1)	40	(98)	4	1	(93)
Recorded in Regulatory liabilities	—	—	7	7	—	—	15	15
Purchases, issuances, and settlements
Settlements	8	2	(4)	6	105	(29)	(9)	67
Net Assets (Liabilities) as of June 30	$(10)	$10	$9	$9	$(25)	$(13)	$15	$(23)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2019 and 2018 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$16	$17	$(5)	$28	$(78)	$(6)	$(2)	$(86)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Assets as of beginning of period	$2	$5	$6	$9
Change in fair value recorded in Regulatory liabilities	9	15	7	15
Purchases, issuances, and settlements
Settlements	(2)	(5)	(4)	(9)
Net Assets as of June 30	$9	$15	$9	$15
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at June 30, 2019 and 2018 and reflected in DTE Electric's Consolidated Statements of Financial Position	$9	$15	$9	$15

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and six months ended June 30, 2019 and 2018, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(70)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.33)	—	$5.95	/MMBtu	$(0.08	)/MMBtu
Electricity	$81	$(71)	Discounted Cash Flow	Forward basis price (per MWh)	$(13)	—	$7	/MWh	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$63	$(112)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.15)	—	$5.59	/MMBtu	$(0.10	)/MMBtu
Electricity	$56	$(58)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$9	/MWh	$1	/MWh

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$153	$—	$—	$153	$40	$—	$—	$40
Dividends payable	$346	$346	$—	$—	$172	$172	$—	$—
Short-term borrowings	$3	$—	$3	$—	$609	$—	$609	$—
Notes payable — Other(b), excluding lessee finance leases	$29	$—	$—	$29	$41	$—	$—	$41
Long-term debt(c)	$15,058	$1,989	$12,915	$1,385	$13,622	$1,796	$10,712	$1,317
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$10	$—	$—	$10	$6	$—	$—	$6
Short-term borrowings — affiliates	$295	$—	$—	$295	$101	$—	$—	$101
Short-term borrowings — other	$—	$—	$—	$—	$149	$—	$149	$—
Notes payable — Other(b), excluding lessee finance leases	$23	$—	$—	$23	$21	$—	$—	$21
Long-term debt(c)	$7,178	$—	$7,749	$167	$6,538	$—	$6,552	$161
_______________________________________

(a)	Included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2019	December 31, 2018
	(In millions)
Fermi 2	$1,553	$1,372
Fermi 1	3	3
Low-level radioactive waste	5	3
	$1,561	$1,378

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Realized gains	$17	$19	$28	$42
Realized losses	$(10)	$(6)	$(17)	$(15)
Proceeds from sale of securities	$220	$280	$396	$616

Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2019			December 31, 2018
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$988	$335	$(49)	$851	$235	$(79)
Fixed income securities	532	21	(1)	502	7	(8)
Private equity and other	32	—	—	20	—	—
Cash equivalents	9	—	—	5	—	—
	$1,561	$356	$(50)	$1,378	$242	$(87)

The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2019
(In millions)
Due within one year	$17
Due after one through five years	103
Due after five through ten years	110
Due after ten years	302
$532

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Securities
At June 30, 2019 and December 31, 2018, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. For the three months ended June 30, 2019 and 2018, gains related to equity securities were $7 million and $1 million, respectively. For the six months ended June 30, 2019, gains related to equity securities were $24 million and losses related to equity securities held at June 30, 2018 were $1 million for the Registrants. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2019 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(15)	$—	$(3)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$235	$(236)	$349	$(380)
Electricity	320	(321)	303	(285)
Other	9	—	7	(1)
Foreign currency exchange contracts	1	—	4	—
Total derivatives not designated as hedging instruments	$565	$(557)	$663	$(666)

Current	$449	$(434)	$563	$(518)
Noncurrent	116	(138)	100	(151)
Total derivatives	$565	$(572)	$663	$(669)

The following table presents the fair value of derivative instruments for DTE Electric:

	June 30, 2019	December 31, 2018
	(In millions)
FTRs — Other current assets	$9	$6
Total derivatives not designated as hedging instruments	$9	$6

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $5 million and $4 million outstanding at June 30, 2019 and December 31, 2018, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $2 million and $8 million at June 30, 2019 and December 31, 2018, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2019	December 31, 2018
	(In millions)
Cash collateral netted against Derivative assets	$—	$(17)
Cash collateral netted against Derivative liabilities	4	—
Cash collateral recorded in Accounts receivable(a)	12	10
Cash collateral recorded in Accounts payable(a)	(3)	(6)
Total net cash collateral posted (received)	$13	$(13)
_______________________________________

(a)	Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2019			December 31, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$235	$(170)	$65	$349	$(277)	$72
Electricity	320	(236)	84	303	(252)	51
Other	9	—	9	7	(1)	6
Foreign currency exchange contracts	1	—	1	4	—	4
Total derivative assets	$565	$(406)	$159	$663	$(530)	$133

Derivative liabilities
Commodity contracts
Natural gas	$(236)	$170	$(66)	$(380)	$272	$(108)
Electricity	(321)	240	(81)	(285)	240	(45)
Other	—	—	—	(1)	1	—
Interest rate contracts	(15)	—	(15)	(3)	—	(3)
Total derivative liabilities	$(572)	$410	$(162)	$(669)	$513	$(156)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2019				December 31, 2018
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$449	$116	$(434)	$(138)	$563	$100	$(518)	$(151)
Counterparty netting	(336)	(70)	336	70	(451)	(62)	451	62
Collateral adjustment	—	—	4	—	(10)	(7)	—	—
Total derivatives as reported	$113	$46	$(94)	$(68)	$102	$31	$(67)	$(89)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2019	2018	2019	2018
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$24	$(48)	$9	$(158)
Natural gas	Fuel, purchased power, and gas — non-utility	(30)	16	40	68
Electricity	Operating Revenues — Non-utility operations	16	28	(33)	11
Other	Operating Revenues — Non-utility operations	(1)	2	—	1
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	2	(3)	4
Total		$7	$—	$13	$(74)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2019:

Commodity	Number of Units
Natural gas (MMBtu)	1,986,388,951
Electricity (MWh)	33,786,455
Foreign currency exchange (CAD)	91,380,922

Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $541 million.
As of June 30, 2019, DTE Energy had $493 million of derivatives in net liability positions, for which hard triggers exist. There is $4 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $395 million. The net remaining amount of $94 million is derived from the $541 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2019, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	3.95%	2049	$650
DTE Energy	June	Senior Notes(b)	2.60%	2022	300
DTE Energy	June	Senior Notes(b)	3.40%	2029	500
					$1,450

_______________________________________

(a)
Bonds were issued as Green Bonds and the proceeds will be used to finance expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.

(b)	Proceeds were used for the repayment of short-term borrowings and general corporate purposes.

In June 2019, DTE Gas agreed to issue $140 million of 2.95% First Mortgage Bonds due October 1, 2029 and $140 million of 3.72% First Mortgage Bonds due October 1, 2049 to a group of institutional investors in a private placement transaction. The bond issuances are expected to occur in October 2019. Proceeds will be used for the repayment of short-term borrowings and for general corporate purposes.

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2019, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.57 to 1, 0.51 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at June 30, 2019 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	1,720	500	300	2,520
Amounts outstanding at June 30, 2019
Commercial paper issuances	—	—	3	3
Letters of credit	179	—	—	179
	179	—	3	182
Net availability at June 30, 2019	$1,541	$500	$297	$2,338

DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At June 30, 2019, the capacity under this facility was $150 million. The amount outstanding under this agreement was $107 million and $93 million at June 30, 2019 and December 31, 2018, respectively, and was fully offset by the posted collateral.

NOTE 11 — LEASES
Disclosures related to the six months ended June 30, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Registrants have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. Prior period disclosures under Topic 840 have been provided on an annual basis. As a result, the disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements or time period.
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
The Registrants have certain leases which contain renewal options. Where the renewal options were deemed reasonably certain to occur, the impacts of such options were included in the determination of the right of use assets and lease liabilities.
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
The components of lease cost for DTE Energy were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In millions)
Operating lease cost	$10	$21
Finance lease cost:
Amortization of right-of-use assets	2	3
Interest of lease liabilities	—	—
Total finance lease cost	2	3
Variable lease cost	1	6
Short-term lease cost	3	5
	$16	$35
The components of lease cost for DTE Electric were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In millions)
Operating lease cost	$4	$8
Finance lease cost:
Amortization of right-of-use assets	2	3
Interest of lease liabilities	—	—
Total finance lease cost	2	3
Variable lease cost	—	—
Short-term lease cost	—	1
	$6	$12

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to other assets.
Other information related to leases for the six months ended June 30, 2019 were as follows:

	DTE Energy	DTE Electric
	2019	2019
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows from finance leases	$3	$3
Operating cash flows from operating leases	$19	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22	$1

Weighted Average Remaining Lease Term
Operating leases	9.9 years	10.4 years
Finance leases	2.5 years	2.5 years

Weighted Average Discount Rate
Operating leases	3.8%	3.7%
Finance leases	3.1%	3.1%

The Registrants' future minimum lease payments under leases for remaining periods as of June 30, 2019 were as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2019	$21	$2	$9	$2
2020	32	4	12	4
2021	23	3	11	3
2022	16	—	7	—
2023	13	—	6	—
2024 and thereafter	61	—	30	—
Total future minimum lease payments	166	9	75	9
Imputed interest	(30)	—	(14)	—
	$136	$9	$61	$9
Finance leases reported on the Consolidated Statement of Financial Position were as follows:

	DTE Energy	DTE Electric
	June 30, 2019
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$9	$9
Current lease liabilities, within Current Liabilities — Other	$3	$3

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

Lessor
Topic 842 — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a 20-year finance lease contract that expires in 2020, with renewal options extending for five years each. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has an energy services agreement that expires in 2026, of which a portion is accounted for as a finance lease.
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
DTE Energy’s lease income associated with operating leases was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In millions)
Fixed payments	$17	$34
Variable payments	25	52
	$42	$86

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of June 30, 2019 were:

DTE Energy
(In millions)
2019	$33
2020	66
2021	64
2022	22
2023	22
2024 and thereafter	216
$423

Depreciation expense associated with DTE Energy's property under operating leases was $5 million and $13 million for the three and six months ended June 30, 2019, respectively.
Property under operating leases for DTE Energy was as follows:

DTE Energy
June 30, 2019
(In millions)
Gross property under operating leases	$443
Accumulated amortization of property under operating leases	$160

The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
June 30, 2019
(In millions)
2019	$5
2020	9
2021	—
2022	—
2023	—
2024 and thereafter	1
Total minimum future lease receipts	15
Residual value of leased pipeline	40
Less unearned income	7
Net investment in finance lease	48
Less current portion	5
$43

Interest income recognized under finance leases was $1 million and $2 million for the three and six months ended June 30, 2019, respectively.
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
The components of DTE Energy’s net investment in capital leases at December 31, 2018 were as follows:

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. On April 30, 2018, the EPA finalized the State of Michigan's recommended marginal non-attainment designation for southeast Michigan. The State is required to develop and implement a plan to address the southeast Michigan ozone non-attainment area by 2021. The Registrants cannot predict the financial impact of the State's plan to address the ozone non-attainment area at this time.
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
The Registrants believe that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of the litigation and further discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Registrants do not expect the outcome for this matter to have a material impact on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the Affordable Clean Energy (ACE) rule. These final rules do not impact DTE Energy's revised goal to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels.
In addition to the GHG standards for existing EGUs, in December 2018, the EPA issued proposed revisions to the carbon dioxide performance standards for new, modified, or reconstructed fossil-fuel fired EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2019 and December 31, 2018, DTE Electric had $8 million and $7 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of seven of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of seven additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2019 and December 31, 2018, DTE Gas had $27 million and $25 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued a finding of violation to EES Coke, the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by the Michigan Department of Environment, Great Lakes, and Energy (formerly known as the Michigan Department of Environmental Quality) did not comply with the Clean Air Act. DTE Energy is currently evaluating the alleged violations and cannot predict the financial impact or outcome of this matter.
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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2019 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2019 was $476 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $242 million and $377 million at June 30, 2019, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements. In October 2018, NEXUS Pipeline was placed in service. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS also entered into certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at June 30, 2019, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
In conjunction with the execution of an agreement under which NEXUS agreed to purchase Generation Pipeline, LLC, in January 2019, DTE Energy executed a guarantee agreement with the sellers of Generation Pipeline. The maximum potential payment, which represents a portion of the purchase price due and payable by NEXUS at the completion of the closing of the acquisition, totals $15 million at June 30, 2019. The guarantee terminates upon any of the following events: (i) all NEXUS obligations under the purchase agreement have been paid in full; (ii) the completion of the closing, or (iii) the termination of the purchase agreement by NEXUS in accordance with its terms.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at June 30, 2019. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2019, DTE Energy had $77 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
On July 5, 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million CAD. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. As the agreement was entered into subsequent to June 30, 2019, there is no maximum potential liability under the line of credit at June 30, 2019. The funding of a loan under the terms of the credit facility is considered remote.
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
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of June 30, 2019, PG&E's account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of June 30, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $103 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $73 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. There were no other new events occurring during the six months ended June 30, 2019, that would negatively impact the assumptions made within the December 31, 2018 impairment analysis. Therefore, no triggering events were identified. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.

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

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$21	$25	$6	$7
Interest cost	54	50	17	17
Expected return on plan assets	(81)	(83)	(31)	(35)
Amortization of:
Net actuarial loss	34	45	3	2
Prior service credit	—	—	(2)	—
Net periodic benefit cost (credit)	$28	$37	$(7)	$(9)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$42	$50	$11	$14
Interest cost	109	100	35	34
Expected return on plan assets	(162)	(165)	(62)	(71)
Amortization of:
Net actuarial loss	66	89	6	5
Prior service credit	—	—	(4)	—
Net periodic benefit cost (credit)	$55	$74	$(14)	$(18)

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
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $22 million and $30 million for the three months ended June 30, 2019 and 2018, respectively, and $45 million and $60 million for the six months ended June 30, 2019 and 2018, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	Three Months Ended June 30,
	2019	2018
	(In millions)
Service cost	$4	$5
Interest cost	14	14
Expected return on plan assets	(21)	(25)
Amortization of:
Net actuarial loss	1	2
Prior service credit	(3)	—
Net periodic benefit credit	$(5)	$(4)

	Other Postretirement Benefits
	Six Months Ended June 30,
	2019	2018
	(In millions)
Service cost	$8	$10
Interest cost	27	27
Expected return on plan assets	(42)	(49)
Amortization of:
Net actuarial loss	2	4
Prior service credit	(4)	—
Net periodic benefit credit	$(9)	$(8)

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Electric	$13	$13	$27	$26
Gas	3	4	5	6
Gas Storage and Pipelines	3	14	6	22
Power and Industrial Projects	157	162	302	317
Energy Trading	5	5	12	12
Corporate and Other	—	—	1	1
	$181	$198	$353	$384

Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations
Electric	$1,190	$1,276	$2,425	$2,481
Gas	243	255	888	805
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	121	122	237	241
Power and Industrial Projects	402	538	790	1,105
Energy Trading	1,113	1,164	2,414	2,662
Corporate and Other	—	2	1	2
Reconciliation and Eliminations	(181)	(198)	(353)	(384)
Total	$2,888	$3,159	$6,402	$6,912

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$133	$163	$280	$303
Gas	8	14	159	118
Gas Storage and Pipelines	50	60	98	122
Power and Industrial Projects	29	43	55	88
Energy Trading	(6)	(5)	26	26
Corporate and Other	(32)	(41)	(35)	(62)
Net Income Attributable to DTE Energy Company	$182	$234	$583	$595

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$182	$234	$583	$595
Diluted Earnings per Common Share	$0.99	$1.29	$3.18	$3.29
The decrease in Net Income for the second quarter was primarily due to lower earnings in the Electric, Gas, Gas Storage and Pipelines, and Power and Industrial Projects segments, partially offset by higher earnings in the Corporate and Other segment. The decrease in Net Income for the six-month period was primarily due to lower earnings in the Electric, Gas Storage and Pipelines, and Power and Industrial Projects segments, partially offset by higher earnings in the Gas and Corporate and Other segments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$133	$163	$280	$303
Gas	8	14	159	118
Gas Storage and Pipelines	50	60	98	122
Power and Industrial Projects	29	43	55	88
Energy Trading	(6)	(5)	26	26
Corporate and Other	(32)	(41)	(35)	(62)
Net Income Attributable to DTE Energy Company	$182	$234	$583	$595
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,190	$1,276	$2,425	$2,481
Fuel and purchased power — utility	322	386	668	725
Utility Margin	868	890	1,757	1,756
Operation and maintenance	330	337	682	649
Depreciation and amortization	229	202	450	414
Taxes other than income	69	74	153	155
Asset (gains) losses and impairments, net	13	—	13	—
Operating Income	227	277	459	538
Other (Income) and Deductions	69	70	125	144
Income Tax Expense	25	44	54	91
Net Income Attributable to DTE Energy Company	$133	$163	$280	$303
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. For an explanation of differences between the Electric segment and DTE Electric's Consolidated Statements of Operations, refer to Note 13 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
Utility Margin decreased $22 million and increased $1 million in the three and six months ended June 30, 2019, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$37	$45
Base sales	(8)	(4)
Regulatory mechanism — TRM	(6)	(8)
Weather	(61)	(53)
Regulatory mechanisms and other	16	21
Increase (decrease) in Utility Margin	$(22)	$1

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands of MWh)
DTE Electric Sales
Residential	3,209	3,682	6,897	7,359
Commercial	4,068	4,352	8,145	8,382
Industrial	2,498	2,648	4,958	5,252
Other	48	51	111	108
	9,823	10,733	20,111	21,101
Interconnection sales(a)	711	812	1,741	1,894
Total DTE Electric Sales	10,534	11,545	21,852	22,995

DTE Electric Deliveries
Retail and wholesale	9,823	10,733	20,111	21,101
Electric retail access, including self-generators(b)	1,114	1,215	2,234	2,357
Total DTE Electric Sales and Deliveries	10,937	11,948	22,345	23,458
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $7 million and increased $33 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter was primarily due to the deferral of previously accrued expenses for the new customer billing system approved in the 2018 rate order received on May 2, 2019 of $11 million. The increase in the six-month period was primarily due to increased distribution operations expense of $12 million, insurance proceeds from a 2016 fire at a generation facility received in 2018 of $8 million, an increase in energy waste reduction expense of $6 million, an increase in renewable energy expense of $4 million, and higher customer service expense of $8 million, partially offset by the deferral of previously accrued expenses for the new customer billing system approved in the 2018 rate order received on May 2, 2019 of $11 million.
Depreciation and amortization expense increased $27 million and $36 million in the three and six months ended June 30, 2019, respectively. The increase in the second quarter was primarily due to an increase of $32 million in depreciable base and the change in deprecation rates effective in May 2019, partially offset by a decrease of $5 million associated with the TRM. The increase in the six-month period was primarily due to an increase of $47 million in depreciable base and the change in deprecation rates effective in May 2019, partially offset by a decrease of $9 million associated with the TRM.
Asset (gains) losses and impairments, net increased $13 million for both the three and six months ended June 30, 2019. The increase was due to previously recorded capital expenditures of $13 million that were disallowed in the May 2, 2019 rate order.
Other (Income) and Deductions decreased $1 million and $19 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter was primarily due to increased investment earnings of $6 million, lower non-operating retirement benefits of $3 million, increased AFUDC equity on increased plant base of $1 million, partially offset by increased debt expense of $9 million. The decrease in the six-month period was primarily due to increased investment earnings of $25 million, lower non-operating retirement benefits of $6 million, increased AFUDC equity on increased plant base of $3 million, partially offset by increased debt expense of $17 million.
Income Tax Expense decreased $19 million and $37 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter was primarily due to lower earnings and amortization of the TCJA regulatory liability. The decrease in the six-month period was primarily due to lower earnings, amortization of the TCJA regulatory liability, and $8 million of true-up adjustments for the remeasurement of deferred tax assets and liabilities in 2018.
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

DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure and generation investments. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales and operating and maintenance expenses. A final MPSC order in this case is expected by May 2020. Refer to Note 5 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations	$243	$255	$888	$805
Cost of gas — utility	43	53	284	273
Utility Margin	200	202	604	532
Operation and maintenance	118	122	246	233
Depreciation and amortization	34	31	69	63
Taxes other than income	19	18	43	39
Operating Income	29	31	246	197
Other (Income) and Deductions	17	13	33	27
Income Tax Expense	4	4	54	52
Net Income Attributable to DTE Energy Company	$8	$14	$159	$118
Utility Margin decreased $2 million and increased $72 million in the three and six months ended June 30, 2019, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$6	$29
Weather	(4)	14
Midstream storage and transportation revenues	4	13
Regulatory mechanism — RDM	1	4
TCJA rate reduction liability	(12)	2
Other regulatory mechanisms and other	3	10
Increase (decrease) in Utility Margin	$(2)	$72

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Bcf)
Gas Markets
Gas sales	19	21	88	83
End-user transportation	38	45	96	104
	57	66	184	187
Intermediate transportation	106	62	233	134
Total Gas sales	163	128	417	321

Operation and maintenance expense decreased $4 million and increased $13 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter was primarily due to the deferral of previously accrued expenses for the new customer billing system of $6 million, partially offset by higher gas operations expense of $2 million. The increase in the six-month period was primarily due to higher gas operations expense of $10 million, one-time benefits expense reimbursement of $3 million in 2018, and an increase in energy waste reduction expense and other expense of $6 million, partially offset by the deferral of previously accrued expenses for the new customer billing system of $6 million.
Depreciation and amortization expense increased $3 million and $6 million in the three and six months ended June 30, 2019, respectively. The increase in both periods was primarily due to higher depreciable base.
Income Tax Expense increased $2 million in the six months ended June 30, 2019. The increase in the six-month period was primarily due to higher earnings, partially offset by $8 million of true-up adjustments for the remeasurement of deferred tax assets and liabilities in 2018.
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
DTE Gas filed its Calculation C case with the MPSC on November 16, 2018 to reduce the annual revenue requirement by $12 million related to the amortization of deferred tax remeasurement. Calculation C addresses all remaining issues relative to the enactment of the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. A final MPSC order in this case is expected by August 2019. Refer to Note 5 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$121	$122	$237	$241
Cost of gas — Non-utility	1	9	1	13
Operation and maintenance	25	23	50	46
Depreciation and amortization	22	19	44	39
Taxes other than income	2	2	5	5
Asset (gains) losses and impairments, net	—	—	—	(2)
Operating Income	71	69	137	140
Other (Income) and Deductions	(3)	(16)	(9)	(33)
Income Tax Expense	19	17	37	36
Net Income	55	68	109	137
Less: Net Income Attributable to Noncontrolling Interests	5	8	11	15
Net Income Attributable to DTE Energy Company	$50	$60	$98	$122
Operating Revenues — Non-utility operations decreased $1 million and $4 million in the three and six months ended June 30, 2019, respectively. The decrease in both periods was primarily due to lower physical sales of gas from AGS customers for resale to optimize available transportation capacity and lower storage revenue, partially offset by higher pipeline and gathering revenue.
Cost of gas — Non-utility decreased $8 million and $12 million in the three and six months ended June 30, 2019, respectively. The decrease in both periods was due to lower physical purchase of gas from AGS customers for resale to optimize available transportation capacity.

Other (Income) and Deductions decreased $13 million and $24 million in the three and six months ended June 30, 2019, respectively. The decrease in both periods was primarily due to decreased earnings from pipeline investments and higher interest expense.
Net Income Attributable to Noncontrolling Interests decreased $3 million and $4 million in the three and six months ended June 30, 2019, respectively. The decrease in both periods was primarily due to the May 2019 purchase of an additional 30% ownership interest in SGG.
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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$402	$538	$790	$1,105
Fuel, purchased power, and gas — non-utility	320	464	624	962
Non-utility Margin	82	74	166	143
Operation and maintenance	83	90	164	172
Depreciation and amortization	17	17	34	33
Taxes other than income	2	3	6	7
Operating Loss	(20)	(36)	(38)	(69)
Other (Income) and Deductions	(26)	(23)	(53)	(41)
Income Taxes
Expense (Benefit)	3	(2)	6	(2)
Production Tax Credits	(18)	(48)	(39)	(91)
	(15)	(50)	(33)	(93)
Net Income	21	37	48	65
Less: Net Loss Attributable to Noncontrolling Interests	(8)	(6)	(7)	(23)
Net Income Attributable to DTE Energy Company	$29	$43	$55	$88

Operating Revenues — Non-utility operations decreased $136 million and $315 million in the three and six months ended June 30, 2019, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Higher demand and prices in the Steel business	$—	$8
Lower demand in the Steel business	(3)	—
Lower revenue due to sale of membership interests in three projects and project terminations in the REF business	(135)	(330)
Other	2	7
	$(136)	$(315)
Non-utility Margin increased $8 million and $23 million in the three and six months ended June 30, 2019, respectively. The following table details changes in Non-utility margin relative to the comparable prior periods:

	Three Months	Six Months
	(In millions)
Higher due to sale of membership interests in three projects and project terminations in the REF business	$4	$11
Higher prices in the Steel business	2	7
Other	2	5
	$8	$23
Operation and maintenance expense decreased $7 million and $8 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter and six-month period was primarily due to sale of membership interests in the REF business, partially offset by increasing spending in the On-site and Steel businesses.
Other (Income) and Deductions increased $3 million and $12 million in the three and six months ended June 30, 2019, respectively. The increase in the second quarter and six-month period was primarily due to sale of membership interests in the REF business.
Income Taxes — Production Tax Credits decreased $30 million and $52 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter and six-month period was primarily due to sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $2 million and decreased $16 million in the three and six months ended June 30, 2019, respectively. The decrease in the six-month period was primarily due to projects terminated in the REF business.
Outlook — Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase out at the end of 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$1,113	$1,164	$2,414	$2,662
Purchased power and gas — non-utility	1,100	1,149	2,335	2,585
Non-utility Margin	13	15	79	77
Operation and maintenance	17	17	36	34
Depreciation and amortization	2	2	3	3
Taxes other than income	1	1	3	3
Operating Income (Loss)	(7)	(5)	37	37
Other (Income) and Deductions	1	1	2	2
Income Tax Expense (Benefit)	(2)	(1)	9	9
Net Income (Loss) Attributable to DTE Energy Company	$(6)	$(5)	$26	$26
Operating Revenues — Non-utility operations decreased $51 million and $248 million in the three and six months ended June 30, 2019, respectively. The decrease in the second quarter and the six-month period was primarily due to a decrease in gas prices and volumes, primarily in the gas structured and gas transportation strategies.
Non-utility Margin decreased $2 million and increased $2 million in the three and six months ended June 30, 2019, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the gas structured strategy(b)	$25
Unfavorable results, primarily in gas trading and power full requirements strategies	(12)
13
Realized Margins(a)
Favorable results, primarily in the environmental trading strategy	6
Unfavorable results, primarily in gas structured and gas trading strategies(c)	(21)
(15)
Decrease in Non-utility Margin	$(2)
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

(b)	Amount includes $29 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $13 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Six Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(b)	$73
Unfavorable results, primarily in gas trading and power full requirements strategies	(15)
58
Realized Margins(a)
Favorable results, primarily in power full requirements and gas and power trading strategies	31
Unfavorable results, primarily in gas structured and gas storage strategies(c)	(87)
(56)
Increase in Non-utility Margin	$2
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

(b)	Amount includes $71 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $60 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $32 million and $35 million for the three and six months ended June 30, 2019, respectively, represents a decrease of $9 million and $27 million from the net losses of $41 million and $62 million in the comparable 2018 period. The net loss decrease in the second quarter was primarily due to effective income tax rate adjustments, partially offset by higher interest expense. For the six-month period, the decrease was primarily due to effective income tax rate adjustments and higher excess tax benefits on stock-based compensation, partially offset by higher interest expense.

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
	(In millions)
Cash, Cash Equivalents, and Restricted Cash
Cash Flow From (Used For)
Operating Activities
Net Income	$587	$587
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	601	553
Nuclear fuel amortization	30	25
Allowance for equity funds used during construction	(13)	(13)
Deferred income taxes	80	80
Asset (gains) losses and impairments, net	13	—
Working capital and other	69	201
Net cash from operating activities	1,367	1,433
Investing Activities
Plant and equipment expenditures — utility	(1,294)	(1,027)
Plant and equipment expenditures — non-utility	(102)	(130)
Contributions to equity method investees	(38)	(233)
Notes receivable	(62)	5
Other	(18)	5
Net cash used for investing activities	(1,514)	(1,380)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,438	520
Redemption of long-term debt	—	(102)
Short-term borrowings, net	(606)	(147)
Issuance of common stock	—	6
Dividends paid on common stock	(345)	(309)
Contributions from noncontrolling interests, principally REF entities	17	22
Distributions to noncontrolling interests	(31)	(17)
Purchases of noncontrolling interest, principally SGG	(300)	—
Other	(40)	(29)
Net cash from (used for) financing activities	133	(56)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	$(14)	$(3)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations decreased by $66 million in 2019 due primarily to a decrease in cash from working capital items, partially offset by an increase in Depreciation and amortization expense.
The change in working capital items in 2019 was primarily related to an increase in cash used for accounts payable, regulatory assets and liabilities, and other current and noncurrent assets and liabilities, partially offset by an increase in cash from accounts receivable and accrued pension liability.
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
Net cash used for investing activities increased by $134 million in 2019 due primarily to the increase in Plant and equipment expenditures — utility and Notes Receivable, partially offset by the decrease in Contributions to equity method investees and Plant and equipment expenditures — non-utility.
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
Net cash from financing activities increased by $189 million in 2019 due primarily to an increase in Issuance of long-term debt and the reduction of Redemption of long-term debt, partially offset by the increase in repayments of Short-term borrowings and Purchases of noncontrolling interests, principally related to SGG.
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
DTE Energy has approximately $1.5 billion in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $2.4 billion of available liquidity at June 30, 2019, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $250 million in 2019 through the pension and other employee benefit plans, which is exclusive from any amounts related to the Equity Units described in Note 14 to the Consolidated Financial Statements, "Long-Term Debt," within the combined DTE Energy and DTE Electric 2018 Annual Report on Form 10-K. For contribution amounts related to pension plans, refer to Note 13 of the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $541 million.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2018	$(23)
Reclassified to realized upon settlement	(9)
Changes in fair value recorded to income	13
Amounts recorded to unrealized income	4
Changes in fair value recorded in regulatory liabilities	7
Amounts recorded in other comprehensive income, pretax	(12)
Change in collateral	21
MTM at June 30, 2019	$(3)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2022 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2019	2020	2021	2022 and Beyond	Total Fair Value
	(In millions)
Level 1	$(16)	$(3)	$(2)	$(1)	$(22)
Level 2	(8)	9	1	4	6
Level 3	14	17	—	(22)	9
MTM before collateral adjustments	$(10)	$23	$(1)	$(19)	(7)
Collateral adjustments					4
MTM at June 30, 2019					$(3)

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
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of June 30, 2019, PG&E's account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of June 30, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $103 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $73 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. There were no other new events occurring during the six months ended June 30, 2019, that would negatively impact the assumptions made within the December 31, 2018 impairment analysis. Therefore, no triggering events were identified. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2019:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$252	$—	$252
BBB+ and BBB	315	—	315
BBB-	38	—	38
Total Investment Grade	605	—	605
Non-investment grade(b)	8	—	8
Internally Rated — investment grade(c)	243	(1)	242
Internally Rated — non-investment grade(d)	25	(2)	23
Total	$881	$(3)	$878
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 22% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented 1% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 11% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2019, DTE Energy had a floating rate debt-to-total debt ratio of 0.02%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2019 and 2018 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2019	2018	2019	2018	Change in the Fair Value of
	(In millions)
Gas contracts	$11	$5	$(10)	$(5)	Commodity contracts
Power contracts	$1	$3	$(2)	$(7)	Commodity contracts
Interest rate risk — DTE Energy	$(633)	$(633)	$661	$608	Long-term debt
Interest rate risk — DTE Electric	$(298)	$(283)	$320	$306	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In March 2018, the Trenton Channel Power Plant experienced exceedances of its mercury emission limits. The exceedances were reported to the EPA and the MDEQ. On September 12, 2018, the EPA issued a NOV. On June 28, 2019, DTE Electric entered into a Consent Agreement and Final Order (CAFO) with the EPA to resolve the allegations in the NOV. Under the CAFO, DTE Electric agreed to pay a civil penalty in the amount of $25,133 and to spend $95,000 on environmental projects that will benefit the Grosse Ile School District and the City of Trenton.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2019:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2019 — 04/30/2019	2,920	$113.87	—	—	—
05/01/2019 — 05/31/2019	653	$107.73	—	—	—
06/01/2019 — 06/30/2019	—	$—	—	—	—
Total	3,573		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.306
Supplemental Indenture dated as of June 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2019 Series B and C)
X

31.165	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.166	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.167	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.168	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.165	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.166	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.167	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.168	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.307
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent. (Exhibit 10.01 to DTE Energy's Form 8-K filed on April 16, 2019)
X

4.308
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Gas, the lenders party thereto, Citibank, N.A., as Administrative Agent. (Exhibit 10.02 to DTE Energy's Form 8-K filed on April 16, 2019)
X

4.309
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Electric Company, the lenders party thereto, Citibank, N.A., as Administrative Agent. (Exhibit 10.01 to DTE Energy's Form 8-K filed on April 16, 2019)
		X	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 24, 2019
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)