Form 10-Q
period 2019-09-30
DTE ENERGY CO; DTE Electric Co
filed 2019-10-28
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2019:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	183,396,510

DTE Electric	Common Stock, $10 par value, owned by DTE Energy	138,632,324
This combined Form 10-Q is filed separately by two registrants: DTE Energy and DTE Electric. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. DTE Electric makes no representation as to information relating exclusively to DTE Energy.
DTE Electric, an indirect wholly-owned subsidiary of DTE Energy, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

AGS
Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West Virginia. DTE Energy purchased 100% of AGS in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment.

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 equity units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures.

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy own a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

DEFINITIONS

PG&E	Pacific Gas and Electric Corporation

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,656	$1,669	$4,937	$4,923
Non-utility operations	1,463	1,881	4,584	5,539
	3,119	3,550	9,521	10,462

Operating Expenses
Fuel, purchased power, and gas — utility	400	453	1,342	1,440
Fuel, purchased power, and gas — non-utility	1,257	1,682	3,900	4,898
Operation and maintenance	588	604	1,739	1,721
Depreciation and amortization	322	273	923	826
Taxes other than income	101	99	311	307
Asset (gains) losses and impairments, net	1	10	14	8
	2,669	3,121	8,229	9,200
Operating Income	450	429	1,292	1,262

Other (Income) and Deductions
Interest expense	162	142	468	412
Interest income	(4)	(3)	(11)	(9)
Non-operating retirement benefits, net	9	9	28	27
Other income	(98)	(99)	(259)	(262)
Other expenses	17	11	40	51
	86	60	266	219
Income Before Income Taxes	364	369	1,026	1,043

Income Tax Expense	47	34	122	121

Net Income	317	335	904	922

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(2)	1	2	(7)

Net Income Attributable to DTE Energy Company	$319	$334	$902	$929

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.74	$1.84	$4.93	$5.13

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.73	$1.84	$4.91	$5.13

Weighted Average Common Shares Outstanding
Basic	183	182	183	181
Diluted	184	182	184	181
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Income	$317	$335	$904	$922

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $—, $4 and $2, respectively	4	2	11	7
Net unrealized gains (losses) on derivatives during the period, net of taxes of $(1), $—, $(4), and $—, respectively	(4)	1	(13)	1
Foreign currency translation	—	—	1	(1)
Other comprehensive income (loss)	—	3	(1)	7

Comprehensive income	317	338	903	929
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	1	2	(7)
Comprehensive Income Attributable to DTE Energy Company	$319	$337	$901	$936

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$76	$71
Restricted cash	—	5
Accounts receivable (less allowance for doubtful accounts of $93 and $91, respectively)
Customer	1,453	1,789
Other	264	108
Inventories
Fuel and gas	413	406
Materials and supplies	393	405
Derivative assets	75	102
Regulatory assets	22	153
Prepaid property tax	153	70
Other	136	151
	2,985	3,260
Investments
Nuclear decommissioning trust funds	1,577	1,378
Investments in equity method investees	1,839	1,771
Other	253	219
	3,669	3,368
Property
Property, plant, and equipment	33,473	31,810
Accumulated depreciation and amortization	(9,715)	(10,160)
	23,758	21,650
Other Assets
Goodwill	2,293	2,293
Regulatory assets	4,057	4,568
Intangible assets	940	849
Notes receivable	193	64
Derivative assets	36	31
Prepaid postretirement costs	74	45
Operating lease right-of-use assets	145	—
Other	195	160
	7,933	8,010
Total Assets	$38,345	$36,288

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,033	$1,329
Accrued interest	153	127
Dividends payable	173	172
Short-term borrowings	724	609
Current portion long-term debt, including finance leases	1,206	1,499
Derivative liabilities	68	67
Regulatory liabilities	55	126
Operating lease liabilities	34	—
Other	419	509
	3,865	4,438
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	12,708	10,982
Junior subordinated debentures	1,146	1,145
Finance lease liabilities	4	7
	13,858	12,134
Other Liabilities
Deferred income taxes	2,257	1,975
Regulatory liabilities	3,313	2,922
Asset retirement obligations	2,576	2,469
Unamortized investment tax credit	163	138
Derivative liabilities	74	89
Accrued pension liability	658	837
Nuclear decommissioning	235	205
Operating lease liabilities	105	—
Other	337	364
	9,718	8,999
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 183,396,510 and 181,925,281 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	4,370	4,245
Retained earnings	6,516	6,112
Accumulated other comprehensive loss	(146)	(120)
Total DTE Energy Company Equity	10,740	10,237
Noncontrolling interests	164	480
Total Equity	10,904	10,717
Total Liabilities and Equity	$38,345	$36,288

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Operating Activities
Net Income	$904	$922
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	923	826
Nuclear fuel amortization	45	39
Allowance for equity funds used during construction	(18)	(20)
Deferred income taxes	285	118
Equity earnings of equity method investees	(77)	(99)
Dividends from equity method investees	129	48
Asset (gains) losses and impairments, net	14	11
Changes in assets and liabilities:
Accounts receivable, net	188	85
Inventories	5	11
Prepaid postretirement benefit costs	(29)	(45)
Accounts payable	(291)	9
Accrued pension liability	(179)	(205)
Accrued postretirement liability	—	(61)
Derivative assets and liabilities	8	24
Regulatory assets and liabilities	203	283
Other current and noncurrent assets and liabilities	(209)	101
Net cash from operating activities	1,901	2,047
Investing Activities
Plant and equipment expenditures — utility	(1,982)	(1,562)
Plant and equipment expenditures — non-utility	(177)	(217)
Acquisition, net of cash acquired	(174)	—
Proceeds from sale of nuclear decommissioning trust fund assets	594	810
Investment in nuclear decommissioning trust funds	(599)	(810)
Distributions from equity method investees	9	8
Contributions to equity method investees	(128)	(545)
Notes receivable	(81)	—
Other	(20)	(20)
Net cash used for investing activities	(2,558)	(2,336)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,433	1,433
Redemption of long-term debt	—	(105)
Short-term borrowings, net	115	(544)
Issuance of common stock	—	7
Dividends paid on common stock	(518)	(459)
Contributions from noncontrolling interests, principally REF entities	23	43
Distributions to noncontrolling interests	(44)	(31)
Purchases of noncontrolling interest, principally SGG	(300)	—
Other	(52)	(40)
Net cash from financing activities	657	304
Net Increase in Cash, Cash Equivalents, and Restricted Cash	—	15
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	76	89
Cash, Cash Equivalents, and Restricted Cash at End of Period	$76	$104

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$292	$275
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	401	—	7	408
Dividends declared on common stock ($0.945 per Common Share)	—	—	(173)	—	—	(173)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	472	(21)	(1)	—	(12)	(34)
Balance, March 31, 2019	183,212	$4,324	$6,364	$(143)	$475	$11,020
Net Income (Loss)	—	—	182	—	(3)	179
Dividends declared on common stock ($1.89 per Common Share)	—	—	(347)	—	—	(347)
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	90	23	(1)	—	(2)	20
Balance, June 30, 2019	183,302	$4,344	$6,198	$(146)	$173	$10,569
Net Income (Loss)	—	—	319	—	(2)	317
Stock-based compensation, net distributions to noncontrolling interests, and other	95	26	(1)	—	(7)	18
Balance, September 30, 2019	183,397	$4,370	$6,516	$(146)	$164	$10,904

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited) — (Continued)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	361	—	(10)	351
Dividends declared on common stock ($0.88 per Common Share)	—	—	(160)	—	—	(160)
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	345	(1)	(1)	—	7	5
Balance, March 31, 2018	181,483	$4,163	$5,848	$(123)	$475	$10,363
Net Income (Loss)	—	—	234	—	2	236
Dividends declared on common stock ($1.77 per Common Share)	—	—	(321)	—	—	(321)
Issuance of common stock	160	16	—	—	—	16
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	130	26	(1)	—	(3)	22
Balance, June 30, 2018	181,773	$4,205	$5,760	$(121)	$474	$10,318
Net Income	—	—	334	—	1	335
Issuance of common stock	95	10	—	—	—	10
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	57	17	(1)	—	8	24
Balance, September 30, 2018	181,925	$4,232	$6,093	$(118)	$483	$10,690

See Combined Notes to Consolidated Financial Statements (Unaudited)

THIS PAGE INTENTIONALLY LEFT BLANK

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,519	$1,521	$3,944	$4,002

Operating Expenses
Fuel and purchased power — utility	399	438	1,067	1,163
Operation and maintenance	356	360	1,048	1,025
Depreciation and amortization	244	202	694	616
Taxes other than income	80	77	233	232
Asset (gains) losses and impairments, net	—	—	13	—
	1,079	1,077	3,055	3,036
Operating Income	440	444	889	966

Other (Income) and Deductions
Interest expense	80	73	234	210
Interest income	—	—	(1)	—
Non-operating retirement benefits, net	—	(1)	—	(1)
Other income	(20)	(23)	(78)	(72)
Other expenses	14	9	34	49
	74	58	189	186
Income Before Income Taxes	366	386	700	780

Income Tax Expense	59	81	113	172

Net Income	$307	$305	$587	$608

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Income	$307	$305	$587	$608
Other comprehensive income	—	—	—	—
Comprehensive Income	$307	$305	$587	$608

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$26	$18
Accounts receivable (less allowance for doubtful accounts of $48 and $53, respectively)
Customer	779	750
Affiliates	1	11
Other	62	54
Inventories
Fuel	180	171
Materials and supplies	284	279
Regulatory assets	22	148
Prepaid property tax	116	47
Other	35	42
	1,505	1,520
Investments
Nuclear decommissioning trust funds	1,577	1,378
Other	36	34
	1,613	1,412
Property
Property, plant, and equipment	23,917	22,747
Accumulated depreciation and amortization	(6,697)	(7,310)
	17,220	15,437
Other Assets
Regulatory assets	3,340	3,829
Intangible assets	21	21
Prepaid postretirement costs — affiliates	189	189
Operating lease right-of-use assets	64	—
Other	159	121
	3,773	4,160
Total Assets	$24,111	$22,529

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$81	$71
Other	403	441
Accrued interest	81	74
Current portion long-term debt, including finance leases	336	4
Regulatory liabilities	28	98
Short-term borrowings
Affiliates	97	101
Other	382	149
Operating lease liabilities	13	—
Other	154	139
	1,575	1,077
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,847	6,538
Finance lease liabilities	4	7
	6,851	6,545
Other Liabilities
Deferred income taxes	2,311	2,246
Regulatory liabilities	2,606	2,171
Asset retirement obligations	2,361	2,271
Unamortized investment tax credit	162	137
Nuclear decommissioning	235	205
Accrued pension liability — affiliates	611	718
Accrued postretirement liability — affiliates	262	278
Operating lease liabilities	45	—
Other	82	88
	8,675	8,114
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	4,631	4,631
Retained earnings	2,379	2,162
Total Shareholder’s Equity	7,010	6,793
Total Liabilities and Shareholder’s Equity	$24,111	$22,529

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Operating Activities
Net Income	$587	$608
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	694	616
Nuclear fuel amortization	45	39
Allowance for equity funds used during construction	(17)	(14)
Deferred income taxes	66	156
Asset (gains) losses and impairments, net	13	—
Changes in assets and liabilities:
Accounts receivable, net	(20)	(89)
Inventories	(14)	43
Accounts payable	(15)	18
Accrued pension liability — affiliates	(107)	(185)
Accrued postretirement liability — affiliates	(16)	(71)
Regulatory assets and liabilities	178	195
Other current and noncurrent assets and liabilities	(237)	(71)
Net cash from operating activities	1,157	1,245
Investing Activities
Plant and equipment expenditures	(1,611)	(1,248)
Proceeds from sale of nuclear decommissioning trust fund assets	594	810
Investment in nuclear decommissioning trust funds	(599)	(810)
Other	(19)	(7)
Net cash used for investing activities	(1,635)	(1,255)
Financing Activities
Issuance of long-term debt, net of issuance costs	643	520
Short-term borrowings, net — affiliate	(4)	27
Short-term borrowings, net — other	233	(187)
Dividends paid on common stock	(370)	(346)
Other	(16)	(7)
Net cash from financing activities	486	7
Net Increase (Decrease) in Cash and Cash Equivalents	8	(3)
Cash and Cash Equivalents at Beginning of Period	18	15
Cash and Cash Equivalents at End of Period	$26	$12

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$168	$152

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	147	147
Dividends declared on common stock	—	—	—	(124)	(124)
Balance, March 31, 2019	138,632	1,386	3,245	2,185	6,816
Net Income	—	—	—	133	133
Dividends declared on common stock	—	—	—	(123)	(123)
Balance, June 30, 2019	138,632	$1,386	$3,245	$2,195	$6,826
Net Income	—	—	—	307	307
Dividends declared on common stock	—	—	—	(123)	(123)
Balance, September 30, 2019	138,632	$1,386	$3,245	$2,379	$7,010

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	140	—	140
Dividends declared on common stock	—	—	—	(115)	—	(115)
Balance, March 31, 2018	138,632	1,386	2,920	1,984	—	6,290
Net Income	—	—	—	163	—	163
Dividends declared on common stock	—	—	—	(115)	—	(115)
Balance, June 30, 2018	138,632	$1,386	$2,920	$2,032	$—	$6,338
Net Income	—	—	—	305	—	305
Dividends declared on common stock	—	—	—	(116)	—	(116)
Balance, September 30, 2018	138,632	$1,386	$2,920	$2,221	$—	$6,527
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy and DTE Electric
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy
Note 16	Subsequent Event	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

•
DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and

•
Other businesses primarily involved in 1) services related to the gathering, transportation, and storage of natural gas; 2) power and industrial projects; and 3) energy marketing and trading operations.

DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy, are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, EGLE, and for DTE Energy, the CFTC.
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
The Registrants have variable interests in NEXUS, which include DTE Energy's 50% ownership interest and DTE Electric's transportation services contract. NEXUS is a joint venture which owns a 256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS also owns Generation Pipeline, LLC, a 23-mile regulated pipeline system located in northern Ohio, which was acquired in September 2019. Refer to Note 4, "Acquisitions," for additional information. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for its ownership interest in NEXUS under the equity method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2019, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2019, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and, for DTE Energy, in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2019 and December 31, 2018. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	September 30, 2019			December 31, 2018
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$20	$12	$32	$25	$14	$39
Restricted cash	—	—	—	—	5	5
Accounts receivable	10	27	37	9	37	46
Inventories	—	97	97	1	92	93
Property, plant, and equipment, net	406	36	442	395	46	441
Goodwill	25	—	25	25	—	25
Intangible assets	546	—	546	557	—	557
Other current and long-term assets	1	—	1	3	—	3
	$1,008	$172	$1,180	$1,015	$194	$1,209

LIABILITIES
Accounts payable and accrued current liabilities	$5	$18	$23	$3	$31	$34
Other current and long-term liabilities	6	7	13	9	10	19
	$11	$25	$36	$12	$41	$53
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at September 30, 2019 and 55% at December 31, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Investments in equity method investees	$1,487	$1,425
Notes receivable	$26	$15
Future funding commitments	$55	$55

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Income from REF entities	$40	$27	$96	$75
Equity earnings of equity method investees	34	46	77	99
Gains from equity securities	3	5	27	6
Contract services	7	11	21	43
Allowance for equity funds used during construction	5	7	18	20
Other	9	3	20	19
	$98	$99	$259	$262
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Gains from equity securities allocated from DTE Energy	$3	$5	$27	$6
Contract services	7	11	23	44
Allowance for equity funds used during construction	5	5	17	14
Other	5	2	11	8
	$20	$23	$78	$72

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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." For the three and nine months ended September 30, 2019 and 2018, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of new accounting pronouncements for DTE Energy were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
DTE Energy	13%	9%	12%	12%
DTE Electric	16%	21%	16%	22%

These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 4% increase in DTE Energy's effective tax rate for the three months ended September 30, 2019 was primarily due to a decrease in annual production tax credits, partially offset by the amortization of the TCJA regulatory liability in 2019 and the $20 million valuation allowance for the AMT credit carryover in 2018. There was no change in DTE Energy's effective tax rate for the nine months ended September 30, 2019. This was primarily due to a decrease in annual production tax credits, offset by the amortization of the TCJA regulatory liability in 2019, true-up adjustments to the remeasurement of deferred taxes in 2018 of $21 million, and the $20 million valuation allowance for the AMT credit carryover in 2018.
The 5% and 6% decrease in DTE Electric's effective tax rate for the three and nine months ended September 30, 2019, respectively, was primarily due to the amortization of the TCJA regulatory liability of 4% and higher production tax credits of 1% in 2019. The additional 1% decrease for the nine months ended September 30, 2019 was due to the remeasurement of deferred taxes in 2018 of $7 million.
DTE Energy's total amount of unrecognized tax benefits as of September 30, 2019 was $8 million, which if recognized, would favorably impact its effective tax rate. DTE Electric's total amount of unrecognized tax benefits as of September 30, 2019 was $10 million, which if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax payables of $13 million with DTE Energy at September 30, 2019 and income tax receivables with DTE Energy of $8 million at December 31, 2018.
Unrecognized Compensation Costs
As of September 30, 2019, DTE Energy had $88 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.30 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $11 million for the three months ended September 30, 2019 and 2018, respectively, while such allocation was $33 million and $27 million for the nine months ended September 30, 2019 and 2018, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Intangible Assets
The Registrants have certain Intangible assets as shown below:

		September 30, 2019			December 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Customer relationships	25 to 40 years(a)	$779	$(58)	$721	$779	$(44)	$735
Contract intangibles	6 to 26 years	270	(72)	198	159	(66)	93
		1,049	(130)	919	938	(110)	828

DTE Electric renewable energy credits	(b)	20	—	20	20	—	20
DTE Electric emission allowances	(b)	1	—	1	1	—	1
		21	—	21	21	—	21
Long-term intangible assets
DTE Electric		$21	$—	$21	$21	$—	$21
DTE Energy		$1,070	$(130)	$940	$959	$(110)	$849
______________________________________

(a)
The useful lives of the customer relationship intangible assets are based on the number of years in which the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts and expected renewal rates based on the estimated volume and production lives of gas resources in the region.

(b)	Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.
The following table summarizes DTE Energy's estimated customer relationship and contract intangible amortization expense expected to be recognized during each year through 2024:

	Remaining
	2019	2020	2021	2022	2023	2024
	(In millions)
Estimated amortization expense	$9	$35	$34	$34	$34	$34

DTE Energy amortizes customer relationship and contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $7 million for the three months ended September 30, 2019 and 2018, while amortization expense was $21 million and $20 million for the nine months ended September 30, 2019 and 2018, respectively.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

At adoption of the new standard, the Registrants recognized on the Consolidated Statements of Financial Position, right-of-use assets and lease liabilities for certain operating leases of approximately $137 million and $130 million, respectively, for DTE Energy and approximately $74 million and $67 million, respectively, for DTE Electric as of January 1, 2019. The right-of-use lease assets include $9 million of prepaid lease costs that have been reclassified from Other assets, current and noncurrent, and $2 million of deferred lease costs that have been reclassified from Other liabilities, current and noncurrent, for the Registrants. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Statements of Operations but required additional disclosures for leases. See Note 12 to the Consolidated Financial Statements, "Leases."
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — ACQUISITIONS
Electric Segment Acquisition
Effective September 12, 2019, DTE Energy closed on the purchase of an 89 MW renewable energy project located in Michigan from Heritage Sustainable Energy in support of renewable energy goals. Direct transaction costs primarily related to advisory fees were immaterial and are included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations. The consideration paid for the entity acquired was approximately $174 million in cash.
The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values as shown below:

(In millions)
Contract intangibles	$111
Property, plant, and equipment, net	59
Working capital	4
Total	$174

The intangible assets recorded pertain to existing customer contracts and were estimated by applying the income approach, based on discounted projected cash flows attributable to the existing agreements. The contract intangible assets are amortized on a straight line basis with useful lives ranging from 11 years to 14 years, which is based on the remaining number of years the assets are expected to economically contribute to the business. The pro forma financial information has not been presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.
Concurrent with the above acquisition, DTE Energy entered into a separate purchase and sale agreement with Heritage Sustainable Energy to acquire an additional renewable energy project for approximately $30 million. This transaction is expected to close in early January 2020.
Gas Storage and Pipelines Segment Acquisition
Effective September 20, 2019, NEXUS closed on the purchase of Generation Pipeline, LLC, a pipeline system regulated by the Public Utilities Commission of Ohio. The 23-mile pipeline system supplies gas to industrial customers in the Toledo, OH area, has existing interconnects with ANR Pipeline Company and Panhandle Eastern Pipeline Company, and is located four miles from NEXUS. Total consideration paid for the acquired entity was approximately $163 million, of which DTE Energy's portion was 50%. DTE Energy accounts for its ownership interest in NEXUS under the equity method, which will now include equity in earnings related to Generation Pipeline, LLC.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Electric(a)
Residential	$791	$773	$1,839	$1,943
Commercial	515	495	1,358	1,370
Industrial	175	173	497	527
Other(b)	39	80	251	162
Total Electric operating revenues(c)	$1,520	$1,521	$3,945	$4,002

Gas
Gas sales	$87	$89	$727	$726
End User Transportation	35	34	157	168
Intermediate Transportation	15	9	57	38
Other(b)	18	32	102	37
Total Gas operating revenues(d)	$155	$164	$1,043	$969

Other segment operating revenues
Gas Storage and Pipelines(e)	$126	$122	$363	$363
Power and Industrial Projects(f)	$406	$612	$1,196	$1,717
Energy Trading(g)	$1,105	$1,332	$3,519	$3,994
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes revenue adjustments related to various regulatory mechanisms.

(c)
Includes $5 million and $6 million of other revenues outside the scope of Topic 606 for the three months ended September 30, 2019 and 2018, respectively, and $14 million and $15 million for the nine months ended September 30, 2019 and 2018, respectively.

(d)
Includes $4 million under Alternative Revenue Programs for the nine months ended September 30, 2018. Also includes $2 million of other revenues for the three months ended September 30, 2019 and 2018 and $6 million for the nine months ended September 30, 2019 and 2018, which are both outside the scope of Topic 606.

(e)
Includes revenues outside the scope of Topic 606 primarily related to $2 million and $7 million of contracts accounted for as leases for the three and nine months ended September 30, 2019, respectively.

(f)
Includes revenues outside the scope of Topic 606 primarily related to $33 million and $37 million of contracts accounted for as leases for the three months ended September 30, 2019 and 2018, respectively, and $94 million and $93 million for the nine months ended September 30, 2019 and 2018, respectively.

(g)
Includes revenues outside the scope of Topic 606 primarily related to $791 million and $1.1 billion of derivatives for the three months ended September 30, 2019 and 2018, respectively, and $2.6 billion and $3.2 billion of derivatives for the nine months ended September 30, 2019 and 2018, respectively.

Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2019	$74
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	41
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(50)
Ending Balance, September 30, 2019	$65

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2019	$9
2020	25
2021	6
2022	7
2023	6
2024 and thereafter	12
$65

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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2019	$52	$3
2020	290	—
2021	269	—
2022	206	—
2023	142	—
2024 and thereafter	648	—
	$1,607	$3

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Matters
The following table represents expenses recognized for estimated uncollectible accounts receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
DTE Energy	$28	$39	$81	$95
DTE Electric	$17	$26	$47	$57

NOTE 6 — REGULATORY MATTERS
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. In 2018, MPSC orders for the first two steps, Credit A and Credit B, were issued for DTE Electric and DTE Gas. The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas filed its Calculation C case on November 16, 2018 to reduce the annual revenue requirement by $12 million related to the amortization of deferred tax remeasurement. On August 20, 2019, the MPSC issued an order in this case approving a $13 million reduction to DTE Gas' annual revenue requirement. This reduction in revenue will be offset by a corresponding reduction in income tax expense within the Consolidated Statements of Operations. DTE Electric proposed an amortization schedule for Calculation C in its general rate case filed July 6, 2018, which was approved by the MPSC in the May 2, 2019 rate order.

NOTE 7 — EARNINGS PER SHARE
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$319	$334	$902	$929
Less: Allocation of earnings to net restricted stock awards	1	1	2	2
Net income available to common shareholders — basic	$318	$333	$900	$927

Average number of common shares outstanding — basic	183	182	183	181
Basic Earnings per Common Share	$1.74	$1.84	$4.93	$5.13

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$319	$334	$902	$929
Less: Allocation of earnings to net restricted stock awards	1	1	2	2
Net income available to common shareholders — diluted	$318	$333	$900	$927

Average number of common shares outstanding — basic	183	182	183	181
Incremental shares attributable to:
Average dilutive equity units, performance share awards, and stock options	1	—	1	—
Average number of common shares outstanding — diluted	184	182	184	181
Diluted Earnings per Common Share(a)	$1.73	$1.84	$4.91	$5.13
_______________________________________

(a)
The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6.2 million for the three months ended September 30, 2018 and 6.4 million for the nine months ended September 30, 2018 as the dilutive stock price threshold was not met.

On October 1, 2019, DTE Energy issued approximately 5.87 million shares of common stock under the stock purchase contracts associated with DTE Energy's 2016 Series C Equity Units for $675 million. Refer to Note 10 to the Consolidated Financial Statements, "Long-Term Debt" for additional information.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2019 and December 31, 2018. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	September 30, 2019						December 31, 2018
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$21	$—	$—	$—	$—	$21	$16	$2	$—	$—	$—	$18
Nuclear decommissioning trusts
Equity securities	990	—	—	—	—	990	851	—	—	—	—	851
Fixed income securities	9	535	—	—	—	544	12	490	—	—	—	502
Private equity and other	—	—	—	34	—	34	—	—	—	20	—	20
Cash equivalents	9	—	—	—	—	9	5	—	—	—	—	5
Other investments(e)
Equity securities	130	—	—	—	—	130	110	—	—	—	—	110
Fixed income securities	78	—	—	—	—	78	69	—	—	—	—	69
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts
Natural gas	109	90	54	—	(189)	64	199	87	63	—	(277)	72
Electricity	—	128	36	—	(124)	40	—	247	56	—	(252)	51
Other	5	—	5	—	(5)	5	—	—	7	—	(1)	6
Foreign currency exchange contracts	—	2	—	—	—	2	—	4	—	—	—	4
Total derivative assets	114	220	95	—	(318)	111	199	338	126	—	(530)	133
Total	$1,355	$755	$95	$34	$(318)	$1,921	$1,266	$830	$126	$20	$(530)	$1,712

Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(130)	$(72)	$(95)	$—	$189	$(108)	$(197)	$(71)	$(112)	$—	$272	$(108)
Electricity	—	(127)	(28)	—	124	(31)	—	(227)	(58)	—	240	(45)
Other	(7)	(1)	—	—	5	(3)	—	(1)	—	—	1	—
Interest rate contracts	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Total derivative liabilities	(137)	(200)	(123)	—	318	(142)	(197)	(302)	(170)	—	513	(156)
Total	$(137)	$(200)	$(123)	$—	$318	$(142)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,218	$555	$(28)	$34	$—	$1,779	$1,069	$528	$(44)	$20	$(17)	$1,556
Assets
Current	$130	$175	$62	$—	$(271)	$96	$212	$273	$96	$—	$(461)	$120
Noncurrent	1,225	580	33	34	(47)	1,825	1,054	557	30	20	(69)	1,592
Total Assets	$1,355	$755	$95	$34	$(318)	$1,921	$1,266	$830	$126	$20	$(530)	$1,712
Liabilities
Current	$(123)	$(163)	$(53)	$—	$271	$(68)	$(191)	$(251)	$(76)	$—	$451	$(67)
Noncurrent	(14)	(37)	(70)	—	47	(74)	(6)	(51)	(94)	—	62	(89)
Total Liabilities	$(137)	$(200)	$(123)	$—	$318	$(142)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,218	$555	$(28)	$34	$—	$1,779	$1,069	$528	$(44)	$20	$(17)	$1,556

_______________________________________

(a)	See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

_______________________________________

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At September 30, 2019, the $21 million consisted of $10 million and $11 million of cash equivalents included in Cash and cash equivalents and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2018, the $18 million consisted of $3 million, $5 million and $10 million of cash equivalents included in Cash and cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$11	$—	$—	$—	$11	$8	$2	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	990	—	—	—	990	851	—	—	—	851
Fixed income securities	9	535	—	—	544	12	490	—	—	502
Private equity and other	—	—	—	34	34	—	—	—	20	20
Cash equivalents	9	—	—	—	9	5	—	—	—	5
Other investments
Equity securities	12	—	—	—	12	10	—	—	—	10
Derivative assets — FTRs	—	—	5	—	5	—	—	6	—	6
Total	$1,031	$535	$5	$34	$1,605	$886	$492	$6	$20	$1,404

Assets
Current	$11	$—	$5	$—	$16	$8	$2	$6	$—	$16
Noncurrent	1,020	535	—	34	1,589	878	490	—	20	1,388
Total Assets	$1,031	$535	$5	$34	$1,605	$886	$492	$6	$20	$1,404
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At September 30, 2019, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2018, the $10 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(10)	$10	$9	$9	$(25)	$(13)	$15	$(23)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	(35)	37	—	2	(30)	21	—	(9)
Recorded in Regulatory liabilities	—	—	(3)	(3)	—	—	(8)	(8)
Purchases, issuances, and settlements
Settlements	4	(39)	(1)	(36)	9	(18)	(1)	(10)
Net Assets (Liabilities) as of September 30	$(41)	$8	$5	$(28)	$(46)	$(10)	$6	$(50)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2019 and 2018 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(36)	$15	$(1)	$(22)	$(31)	$10	$(1)	$(22)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(49)	$(2)	$7	$(44)	$(29)	$12	$8	$(9)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(3)	—	—	(3)
Total gains (losses)
Included in earnings	(4)	47	(1)	42	(128)	25	1	(102)
Recorded in Regulatory liabilities	—	—	3	3	—	—	6	6
Purchases, issuances, and settlements
Settlements	12	(37)	(4)	(29)	114	(47)	(9)	58
Net Assets (Liabilities) as of September 30	$(41)	$8	$5	$(28)	$(46)	$(10)	$6	$(50)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2019 and 2018 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(20)	$32	$(6)	$6	$(109)	$4	$(3)	$(108)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Assets as of beginning of period	$9	$15	$6	$9
Change in fair value recorded in Regulatory liabilities	(3)	(8)	3	6
Purchases, issuances, and settlements
Settlements	(1)	(1)	(4)	(9)
Net Assets as of September 30	$5	$6	$5	$6
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at September 30, 2019 and 2018 and reflected in DTE Electric's Consolidated Statements of Financial Position	$(1)	$(2)	$5	$6

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and nine months ended September 30, 2019 and 2018, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$54	$(95)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.55)	—	$6.17	/MMBtu	$(0.09	)/MMBtu
Electricity	$36	$(28)	Discounted Cash Flow	Forward basis price (per MWh)	$(13)	—	$7	/MWh	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$63	$(112)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.15)	—	$5.59	/MMBtu	$(0.10	)/MMBtu
Electricity	$56	$(58)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$9	/MWh	$1	/MWh

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$178	$—	$—	$178	$40	$—	$—	$40
Dividends payable	$173	$173	$—	$—	$172	$172	$—	$—
Short-term borrowings	$724	$—	$724	$—	$609	$—	$609	$—
Notes payable — Other(b), excluding lessee finance leases	$27	$—	$—	$27	$41	$—	$—	$41
Long-term debt(c)	$15,056	$1,277	$14,216	$1,138	$13,622	$1,796	$10,712	$1,317
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$14	$—	$—	$14	$6	$—	$—	$6
Short-term borrowings — affiliates	$97	$—	$—	$97	$101	$—	$—	$101
Short-term borrowings — other	$382	$—	$382	$—	$149	$—	$149	$—
Notes payable — Other(b), excluding lessee finance leases	$23	$—	$—	$23	$21	$—	$—	$21
Long-term debt(c)	$7,179	$—	$7,996	$176	$6,538	$—	$6,552	$161
_______________________________________

(a)	Included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
For further fair value information on financial and derivative instruments, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2019	December 31, 2018
	(In millions)
Fermi 2	$1,567	$1,372
Fermi 1	3	3
Low-level radioactive waste	7	3
	$1,577	$1,378

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Realized gains	$15	$10	$43	$52
Realized losses	$(8)	$(7)	$(25)	$(22)
Proceeds from sale of securities	$198	$194	$594	$810

Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2019			December 31, 2018
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$990	$335	$(53)	$851	$235	$(79)
Fixed income securities	544	27	(1)	502	7	(8)
Private equity and other	34	—	—	20	—	—
Cash equivalents	9	—	—	5	—	—
	$1,577	$362	$(54)	$1,378	$242	$(87)

The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2019
(In millions)
Due within one year	$23
Due after one through five years	98
Due after five through ten years	108
Due after ten years	315
$544

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Securities
At September 30, 2019 and December 31, 2018, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. For the three months ended September 30, 2019 and 2018, gains related to equity securities were $3 million and $5 million, respectively. For the nine months ended September 30, 2019 and 2018, gains related to equity securities were $27 million and $4 million, respectively. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2019 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$—	$(3)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$253	$(297)	$349	$(380)
Electricity	164	(155)	303	(285)
Other	10	(8)	7	(1)
Foreign currency exchange contracts	2	—	4	—
Total derivatives not designated as hedging instruments	$429	$(460)	$663	$(666)

Current	$346	$(339)	$563	$(518)
Noncurrent	83	(121)	100	(151)
Total derivatives	$429	$(460)	$663	$(669)

The following table presents the fair value of derivative instruments for DTE Electric:

	September 30, 2019	December 31, 2018
	(In millions)
FTRs — Other current assets	$5	$6
Total derivatives not designated as hedging instruments	$5	$6

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $2 million and $4 million outstanding at September 30, 2019 and December 31, 2018, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $6 million and $8 million at September 30, 2019 and December 31, 2018, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2019	December 31, 2018
	(In millions)
Cash collateral netted against Derivative assets	$—	$(17)
Cash collateral recorded in Accounts receivable(a)	9	10
Cash collateral recorded in Accounts payable(a)	(6)	(6)
Total net cash collateral posted (received)	$3	$(13)
_______________________________________

(a)	Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2019			December 31, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$253	$(189)	$64	$349	$(277)	$72
Electricity	164	(124)	40	303	(252)	51
Other	10	(5)	5	7	(1)	6
Foreign currency exchange contracts	2	—	2	4	—	4
Total derivative assets	$429	$(318)	$111	$663	$(530)	$133

Derivative liabilities
Commodity contracts
Natural gas	$(297)	$189	$(108)	$(380)	$272	$(108)
Electricity	(155)	124	(31)	(285)	240	(45)
Other	(8)	5	(3)	(1)	1	—
Interest rate contracts	—	—	—	(3)	—	(3)
Total derivative liabilities	$(460)	$318	$(142)	$(669)	$513	$(156)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2019				December 31, 2018
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$346	$83	$(339)	$(121)	$563	$100	$(518)	$(151)
Counterparty netting	(271)	(47)	271	47	(451)	(62)	451	62
Collateral adjustment	—	—	—	—	(10)	(7)	—	—
Total derivatives as reported	$75	$36	$(68)	$(74)	$102	$31	$(67)	$(89)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2019	2018	2019	2018
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(5)	$(29)	$4	$(51)
Natural gas	Fuel, purchased power, and gas — non-utility	(47)	(6)	(7)	(74)
Electricity	Operating Revenues — Non-utility operations	54	26	21	37
Other	Operating Revenues — Non-utility operations	(11)	—	(11)	1
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	1	(2)	(2)	2
Total		$(8)	$(11)	$5	$(85)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2019:

Commodity	Number of Units
Natural gas (MMBtu)	2,018,659,087
Electricity (MWh)	30,880,332
Foreign currency exchange (CAD)	79,292,076

Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $517 million.
As of September 30, 2019, DTE Energy had $364 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $304 million. The net remaining amount of $60 million is derived from the $517 million noted above.

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
In October 2019, DTE Gas issued $140 million of 2.95% First Mortgage Bonds due October 1, 2029 and $140 million of 3.72% First Mortgage Bonds due October 1, 2049 to a group of institutional investors in a private placement transaction. Proceeds were used for the repayment of short-term borrowings and for general corporate purposes.
Additionally in October 2019, the following securities were redeemed at maturity: $400 million DTE Energy 2016 Series D 1.5% Senior Notes and $120 million DTE Gas 2004 Series E 5.0% Senior Notes.
Remarketable Senior Notes
In August 2019, DTE Energy remarketed the $675 million 2016 Series C 1.5% RSNs due 2024 pursuant to the terms of the 2016 Equity Units. As a result of the remarketing, the interest rate was reset to 2.529%, payable semi-annually at the new rate beginning October 1, 2019. At September 30, 2019, these securities are included in Mortgage, bonds, notes and other within DTE Energy's Consolidated Statements of Financial Position. DTE Energy did not receive any proceeds for the remarketing. All proceeds belonged to the investors holding the related 2016 Equity Units and were temporarily used to purchase a portfolio of treasury securities. The securities were released on behalf of investors to complete the related stock purchase contracts settlement date of October 1, 2019 to pay the purchase price to DTE Energy for the issuance of approximately 5.87 million shares of common stock.

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2019, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.57 to 1, 0.52 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at September 30, 2019 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	1,760	500	300	2,560
Amounts outstanding at September 30, 2019
Commercial paper issuances	110	382	232	724
Letters of credit	191	—	—	191
	301	382	232	915
Net availability at September 30, 2019	$1,459	$118	$68	$1,645

In August 2019, DTE Energy increased its $70 million letter of credit facility to $110 million. The facility's maturity date was amended from September 2019 to August 2021.
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At September 30, 2019, the capacity under this facility was $150 million. The amount outstanding under this agreement was $94 million and $93 million at September 30, 2019 and December 31, 2018, respectively, and was fully offset by the posted collateral.

NOTE 12 — LEASES
Disclosures related to the nine months ended September 30, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Registrants have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. Prior period disclosures under Topic 840 have been provided on an annual basis. As a result, the disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements or time period.
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
The components of lease cost for DTE Energy were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In millions)
Operating lease cost	$10	$31
Finance lease cost:
Amortization of right-of-use assets	—	3
Interest of lease liabilities	—	—
Total finance lease cost	—	3
Variable lease cost	2	8
Short-term lease cost	2	7
	$14	$49
The components of lease cost for DTE Electric were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In millions)
Operating lease cost	$5	$13
Finance lease cost:
Amortization of right-of-use assets	—	3
Interest of lease liabilities	—	—
Total finance lease cost	—	3
Variable lease cost	—	—
Short-term lease cost	1	2
	$6	$18

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
Other information related to leases were as follows:

	DTE Energy	DTE Electric
	Nine Months Ended September 30, 2019
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows from finance leases	$4	$4
Operating cash flows from operating leases	$30	$11
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37	$2

Weighted Average Remaining Lease Term
Operating leases	9.7 years	10.6 years
Finance leases	2.3 years	2.3 years

Weighted Average Discount Rate
Operating leases	3.7%	3.7%
Finance leases	3.1%	3.1%

The Registrants' future minimum lease payments under leases for remaining periods as of September 30, 2019 were as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2019	$10	$1	$4	$1
2020	35	4	13	4
2021	26	3	11	3
2022	19	—	7	—
2023	16	—	6	—
2024 and thereafter	62	—	30	—
Total future minimum lease payments	168	8	71	8
Imputed interest	(30)	—	(13)	—
	$138	$8	$58	$8
Finance leases reported on the Consolidated Statement of Financial Position were as follows:

	DTE Energy	DTE Electric
	September 30, 2019
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$8	$8
Current lease liabilities, within Current Liabilities — Other	$3	$3

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
DTE Energy’s lease income associated with operating leases was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In millions)
Fixed payments	$17	$51
Variable payments	40	92
	$57	$143

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of September 30, 2019 were:

DTE Energy
(In millions)
2019	$16
2020	66
2021	64
2022	22
2023	22
2024 and thereafter	216
$406

Depreciation expense associated with DTE Energy's property under operating leases was $7 million and $20 million for the three and nine months ended September 30, 2019, respectively.
Property under operating leases for DTE Energy was as follows:

DTE Energy
September 30, 2019
(In millions)
Gross property under operating leases	$444
Accumulated amortization of property under operating leases	$166

The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
September 30, 2019
(In millions)
2019	$3
2020	9
2021	—
2022	—
2023	—
2024 and thereafter	1
Total minimum future lease receipts	13
Residual value of leased pipeline	40
Less unearned income	6
Net investment in finance lease	47
Less current portion	5
$42

Interest income recognized under finance leases was $2 million and $4 million for the three and nine months ended September 30, 2019, respectively.

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

NOTE 13 — COMMITMENTS AND CONTINGENCIES
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the Affordable Clean Energy (ACE) rule. These final rules do not impact DTE Energy's revised commitment to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040, or its goal of net zero emissions by 2050 for DTE Electric, from the 2005 carbon emissions levels.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2019 and December 31, 2018, DTE Electric had $8 million and $7 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. Additionally, D.C. District Court Decisions on August 21, 2018 and March 19, 2019 may affect the timing of closure of coal ash impoundments that are not lined with an engineered liner system. In late 2019, the EPA is expected to affirmatively undertake rulemaking to implement the D.C. District Court's decisions that will determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

At the State level, legislation was signed by the Governor in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the bill provides the basis of a CCR program that EGLE will submit to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program.
DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant unless closure is triggered by a specific CCR rule requirement. Under the current CCR rules and uncertainty regarding the outcome of the D.C. District Court decision to remand portions of the rule to the EPA, capital costs and timing associated with the building of new CCR facilities or retirement of existing CCR facilities are being evaluated.
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
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule expected by the end of 2020.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2019 and December 31, 2018, DTE Gas had $25 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued a finding of violation to EES Coke, the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. Discussions with the EPA are ongoing. At the present time, DTE Energy does not believe this will have a material financial impact.

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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plan (SIP) submittal and EPA approval describing the control strategy and timeline for demonstrating compliance with the new SO2 standard is the next step in the process and is expected to be completed by the end of 2019. DTE Energy is currently working with EGLE to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2019 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2019 was $491 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $242 million and $377 million at September 30, 2019, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements. In October 2018, NEXUS Pipeline was placed in service. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS also entered into certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at September 30, 2019, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at September 30, 2019. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2019, DTE Energy had $108 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payments under the line of credit at September 30, 2019 is $53 million. The funding of a loan under the terms of the credit facility is considered remote.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximate 2,800 represented employees. The majority of the represented employees are under contracts that expire in 2020 and 2021.
Purchase Commitments
Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $5.9 billion and $2.2 billion in 2019 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2019 annual capital expenditures and contributions to equity method investees.
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of September 30, 2019, PG&E's account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of September 30, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $102 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $72 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. There were no other new events occurring during the nine months ended September 30, 2019, that would negatively impact the assumptions made within the December 31, 2018 impairment analysis. Therefore, no triggering events were identified. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.

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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 6 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$21	$24	$5	$6
Interest cost	55	51	18	18
Expected return on plan assets	(82)	(82)	(30)	(36)
Amortization of:
Net actuarial loss	33	43	3	3
Prior service credit	—	—	(3)	—
Net periodic benefit cost (credit)	$27	$36	$(7)	$(9)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Service cost	$63	$74	$16	$20
Interest cost	164	151	53	52
Expected return on plan assets	(244)	(247)	(92)	(107)
Amortization of:
Net actuarial loss	99	132	9	8
Prior service credit	—	—	(7)	—
Net periodic benefit cost (credit)	$82	$110	$(21)	$(27)

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
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $23 million and $30 million for the three months ended September 30, 2019 and 2018, respectively, and $68 million and $90 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	Three Months Ended September 30,
	2019	2018
	(In millions)
Service cost	$4	$5
Interest cost	13	13
Expected return on plan assets	(21)	(25)
Amortization of:
Net actuarial loss	1	3
Prior service credit	(1)	—
Net periodic benefit credit	$(4)	$(4)

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2019	2018
	(In millions)
Service cost	$12	$15
Interest cost	40	40
Expected return on plan assets	(63)	(74)
Amortization of:
Net actuarial loss	3	7
Prior service credit	(5)	—
Net periodic benefit credit	$(13)	$(12)

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

The above contribution was made on behalf of DTE Electric, for which DTE Electric paid DTE Energy cash consideration of $100 million in March 2019. DTE Energy made cash contributions of $50 million to the qualified pension plans in the first nine months of 2019. DTE Energy does not anticipate making any additional contributions to its pension or other postretirement benefit plans in 2019.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Electric	$16	$13	$43	$39
Gas	3	3	8	9
Gas Storage and Pipelines	11	7	17	29
Power and Industrial Projects	160	171	462	488
Energy Trading	4	6	16	18
Corporate and Other	1	1	2	2
	$195	$201	$548	$585

Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations
Electric	$1,520	$1,521	$3,945	$4,002
Gas	155	164	1,043	969
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	126	122	363	363
Power and Industrial Projects	406	612	1,196	1,717
Energy Trading	1,105	1,332	3,519	3,994
Corporate and Other	2	—	3	2
Reconciliation and Eliminations	(195)	(201)	(548)	(585)
Total	$3,119	$3,550	$9,521	$10,462

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$307	$305	$587	$608
Gas	(38)	(30)	121	88
Gas Storage and Pipelines	60	66	158	188
Power and Industrial Projects	49	58	104	146
Energy Trading	(14)	(13)	12	13
Corporate and Other	(45)	(52)	(80)	(114)
Net Income Attributable to DTE Energy Company	$319	$334	$902	$929

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 16 — SUBSEQUENT EVENT
During October 2019, DTE Energy entered into an agreement with Momentum Midstream and Indigo Natural Resources to purchase midstream natural gas assets in support of its strategy to continue to grow and earn competitive returns for shareholders. The agreement calls for DTE Energy to acquire 100 percent of M5 Louisiana Gathering, LLC and its wholly owned subsidiaries which provide natural gas gathering and other midstream services to producers, primarily in Louisiana. The acquisition has an estimated purchase price of $2.65 billion and is expected to close in December 2019, subject to customary closing conditions. The purchase price includes $2.25 billion to be paid in cash upon closing, plus an estimated $400 million milestone payment upon completion of a gathering pipeline in the second half of 2020. These assets will be a part of DTE Energy’s non-utility Gas Storage and Pipelines business. The acquisition will be financed through the issuance of Equity Units, common stock, and Senior Notes.
Upon closing, DTE Energy will obtain control over and apply acquisition accounting to the acquired entities, including disclosure of amounts recognized for the major classes of assets and liabilities acquired. DTE Energy will include all required information within the combined DTE Energy and DTE Electric Annual Report on Form 10-K for the year ending December 31, 2019.

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$319	$334	$902	$929
Diluted Earnings per Common Share	$1.73	$1.84	$4.91	$5.13
The decrease in Net Income for the third quarter was primarily due to lower earnings in the Gas, Gas Storage and Pipelines, and Power and Industrial Projects segments, partially offset by higher earnings in the Electric and Corporate and Other segments. The decrease in Net Income for the nine-month period was primarily due to lower earnings in the Electric, Gas Storage and Pipelines, and Power and Industrial Projects segments, partially offset by higher earnings in the Gas and Corporate and Other segments.
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

In March 2019, DTE Energy announced updated plans for accelerating its reduction of carbon emissions to 32% by the early 2020s, at least 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels. In September 2019, DTE Energy expanded on its commitment by announcing a net zero carbon emissions goal by 2050 for DTE Electric. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
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
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulations. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. The Registrants expect to continue recovering environmental costs related to utility operations through rates charged to customers, as authorized by the MPSC.
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
For further discussion of environmental matters, see Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies."

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$307	$305	$587	$608
Gas	(38)	(30)	121	88
Gas Storage and Pipelines	60	66	158	188
Power and Industrial Projects	49	58	104	146
Energy Trading	(14)	(13)	12	13
Corporate and Other	(45)	(52)	(80)	(114)
Net Income Attributable to DTE Energy Company	$319	$334	$902	$929
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,520	$1,521	$3,945	$4,002
Fuel and purchased power — utility	399	438	1,067	1,163
Utility Margin	1,121	1,083	2,878	2,839
Operation and maintenance	351	352	1,033	1,001
Depreciation and amortization	244	201	694	615
Taxes other than income	80	77	233	232
Asset (gains) losses and impairments, net	—	—	13	—
Operating Income	446	453	905	991
Other (Income) and Deductions	80	67	205	211
Income Tax Expense	59	81	113	172
Net Income Attributable to DTE Energy Company	$307	$305	$587	$608
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to the classification of certain benefit costs. Refer to Note 14 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.
Utility Margin increased $38 million and $39 million in the three and nine months ended September 30, 2019, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$69	$114
Base sales	(3)	(7)
Regulatory mechanism — TRM	1	(7)
Weather	(48)	(101)
Regulatory mechanisms and other	19	40
Increase in Utility Margin	$38	$39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands of MWh)
DTE Electric Sales
Residential	4,682	5,028	11,579	12,387
Commercial	4,802	4,836	12,947	13,218
Industrial	2,555	2,641	7,513	7,893
Other	51	49	162	157
	12,090	12,554	32,201	33,655
Interconnection sales(a)	784	629	2,525	2,523
Total DTE Electric Sales	12,874	13,183	34,726	36,178

DTE Electric Deliveries
Retail and wholesale	12,090	12,554	32,201	33,655
Electric retail access, including self-generators(b)	1,282	1,277	3,516	3,634
Total DTE Electric Sales and Deliveries	13,372	13,831	35,717	37,289
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $1 million and increased $32 million in the three and nine months ended September 30, 2019, respectively. The decrease in the third quarter was primarily due to increased distribution operations expense of $10 million and increased generation expense of $3 million, offset by lower uncollectible expense of $7 million and insurance proceeds of $6 million received in 2019 relating to a 2016 fire at a generation facility. The increase in the nine-month period was primarily due to increased distribution operations expense of $20 million and increased generation expense of $5 million.
Depreciation and amortization expense increased $43 million and $79 million in the three and nine months ended September 30, 2019, respectively. The increase in the third quarter was primarily due to a $44 million increase resulting from a higher depreciable base and change in depreciation rates effective in May 2019. The increase in the nine-month period was primarily due to a $91 million increase resulting from a higher depreciable base and change in depreciation rates effective in May 2019, partially offset by a decrease of $9 million associated with the TRM.
Asset (gains) losses and impairments, net increased $13 million for the nine months ended September 30, 2019. The increase was due to previously recorded capital expenditures of $13 million that were disallowed in the May 2, 2019 rate order.
Other (Income) and Deductions increased $13 million and decreased $6 million in the three and nine months ended September 30, 2019, respectively. The increase in the third quarter was primarily due to increased debt expense of $7 million and lower investment earnings of $1 million. The decrease in the nine-month period was primarily due to increased investment earnings of $24 million and lower non-operating retirement benefits of $9 million, partially offset by increased debt expense of $24 million.
Income Tax Expense decreased $22 million and $59 million in the three and nine months ended September 30, 2019, respectively. The decrease in the third quarter was primarily due to lower earnings and amortization of the TCJA regulatory liability. The decrease in the nine-month period was primarily due to lower earnings, amortization of the TCJA regulatory liability, and $7 million of true-up adjustments for the remeasurement of deferred tax assets and liabilities in 2018.

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
DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure and generation investments. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales and operating and maintenance expenses. A final MPSC order in this case is expected by May 2020. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Utility operations	$155	$164	$1,043	$969
Cost of gas — utility	3	18	287	291
Utility Margin	152	146	756	678
Operation and maintenance	130	124	376	357
Depreciation and amortization	37	32	106	95
Taxes other than income	17	15	60	54
Operating Income (Loss)	(32)	(25)	214	172
Other (Income) and Deductions	19	12	52	39
Income Tax Expense (Benefit)	(13)	(7)	41	45
Net Income (Loss) Attributable to DTE Energy Company	$(38)	$(30)	$121	$88
Utility Margin increased $6 million and $78 million in the three and nine months ended September 30, 2019, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$4	$33
Midstream storage and transportation revenues	6	19
Weather	(2)	12
Regulatory mechanism — RDM	—	4
TCJA rate reduction liability	—	2
Other regulatory mechanisms and other	(2)	8
Increase in Utility Margin	$6	$78

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Bcf)
Gas Markets
Gas sales	7	8	95	91
End-user transportation	41	34	137	138
	48	42	232	229
Intermediate transportation	132	78	365	212
Total Gas sales	180	120	597	441
Operation and maintenance expense increased $6 million and $19 million in the three and nine months ended September 30, 2019, respectively. The increase in the third quarter was primarily due to higher gas operations expense of $6 million. The increase in the nine-month period was primarily due to higher gas operations expense of $14 million and energy waste reduction expense of $3 million.
Depreciation and amortization expense increased $5 million and $11 million in the three and nine months ended September 30, 2019, respectively. The increase in both periods was primarily due to higher depreciable base.
Other (Income) and Deductions increased $7 million and $13 million in the three and nine months ended September 30, 2019, respectively. The increase in the third quarter was primarily due to higher interest expense of $3 million and lower AFUDC earnings of $2 million The increase in the nine-month period was primarily due to higher interest expense of $8 million and lower AFUDC earnings of $4 million.
Income Tax Expense (Benefit) decreased $6 million and $4 million in the three and nine months ended September 30, 2019. The decrease in the third quarter was primarily due to lower earnings. The decrease in the nine-month period was primarily due to $10 million of true-up adjustments for the remeasurement of deferred tax assets and liabilities in 2018, partially offset by higher earnings.
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
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$126	$122	$363	$363
Cost of gas — Non-utility	9	6	10	19
Operation and maintenance	26	25	76	71
Depreciation and amortization	22	22	66	61
Taxes other than income	1	2	6	7
Asset (gains) losses and impairments, net	1	1	1	(1)
Operating Income	67	66	204	206
Other (Income) and Deductions	(17)	(23)	(26)	(56)
Income Tax Expense	21	16	58	52
Net Income	63	73	172	210
Less: Net Income Attributable to Noncontrolling Interests	3	7	14	22
Net Income Attributable to DTE Energy Company	$60	$66	$158	$188

Operating Revenues — Non-utility operations increased $4 million in the three months ended September 30, 2019. The increase was primarily due to higher gathering revenue and higher physical sales of gas from AGS customers for resale to optimize available transportation capacity, partially offset by lower storage revenue. For the nine months ended September 30, 2019, revenue increased due to higher pipeline and gathering revenue, which was offset by lower physical sales of gas from AGS customers and lower storage revenue.
Cost of gas — Non-utility increased $3 million and decreased $9 million in the three and nine months ended September 30, 2019, respectively. The change in both periods was primarily due to physical purchases of gas from AGS customers.
Other (Income) and Deductions decreased $6 million and $30 million in the three and nine months ended September 30, 2019, respectively. The decrease in both periods was primarily due to decreased earnings from pipeline investments.
Net Income Attributable to Noncontrolling Interests decreased $4 million and $8 million in the three and nine months ended September 30, 2019, respectively. The decrease in both periods was primarily due to the acquisition of an additional 30% ownership interest in SGG in 2019.
Outlook — During October 2019, DTE Energy entered into an agreement with Momentum Midstream and Indigo Natural Resources to purchase midstream natural gas assets in support of its strategy to continue to grow and earn competitive returns for shareholders. The agreement calls for DTE Energy to acquire 100 percent of M5 Louisiana Gathering, LLC and its wholly owned subsidiaries which provide natural gas gathering and other midstream services to producers, primarily in Louisiana. The acquisition has an estimated purchase price of $2.65 billion and is expected to close in December 2019, subject to customary closing conditions. The purchase price includes $2.25 billion to be paid in cash upon closing, plus an estimated $400 million milestone payment upon completion of a gathering pipeline in the second half of 2020. These assets will be a part of DTE Energy’s non-utility Gas Storage and Pipelines business. See Note 16 to the Consolidated Financial Statements, “Subsequent Event”, for more information on the acquisition.
DTE Energy believes its long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions soundly position the business for future growth.
Gas Storage and Pipelines expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other gathering, transportation, and storage projects.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$406	$612	$1,196	$1,717
Fuel, purchased power, and gas — non-utility	321	532	945	1,494
Non-utility Margin	85	80	251	223
Operation and maintenance	77	88	241	260
Depreciation and amortization	17	17	51	50
Taxes other than income	2	3	8	10
Asset (gains) losses and impairments, net	—	9	—	9
Operating Loss	(11)	(37)	(49)	(106)
Other (Income) and Deductions	(39)	(27)	(92)	(68)
Income Taxes
Expense (Benefit)	9	(1)	15	(3)
Production Tax Credits	(25)	(61)	(64)	(152)
	(16)	(62)	(49)	(155)
Net Income	44	52	92	117
Less: Net Loss Attributable to Noncontrolling Interests	(5)	(6)	(12)	(29)
Net Income Attributable to DTE Energy Company	$49	$58	$104	$146
Operating Revenues — Non-utility operations decreased $206 million and $521 million in the three and nine months ended September 30, 2019, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Higher prices in the Steel business	$8	$16
Expired contract in the Renewables business	(4)	(7)
Lower revenue due to sale of membership interests in three projects and project terminations in the REF business	(204)	(534)
Other	(6)	4
	$(206)	$(521)
Non-utility Margin increased $5 million and $28 million in the three and nine months ended September 30, 2019, respectively. The following table details changes in Non-utility margin relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
Higher due to sale of membership interests in three projects and project terminations in the REF business	$8	$19
Higher prices in the Steel business	4	11
Expired contract in the Renewables business	(4)	(7)
Other	(3)	5
	$5	$28
Operation and maintenance expense decreased $11 million and $19 million in the three and nine months ended September 30, 2019, respectively. The decrease in the third quarter was primarily due to the sale of membership interests in the REF business. The decrease in the nine-month period was primarily due to $32 million associated with the sale of membership interests in the REF business, partially offset by $7 million higher maintenance spending in the Steel business and $4 million higher spending for renewable natural gas projects.

Asset (gains) losses and impairments, net increased $9 million in the three and nine months ended September 30, 2019. The increase was primarily due to asset impairments recorded in 2018 related to the Renewables business.
Other (Income) and Deductions increased $12 million and $24 million in the three and nine months ended September 30, 2019, respectively. The increases in the third quarter and nine-month period were primarily due to the sale of membership interests in the REF business.
Income Taxes — Production Tax Credits decreased $36 million and $88 million in the three and nine months ended September 30, 2019, respectively. The decreases in the third quarter and nine-month period were primarily due to sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $1 million and $17 million in the three and nine months ended September 30, 2019, respectively. The decreases in the third quarter and nine-month period were primarily due to sale of membership interests in the REF business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$1,105	$1,332	$3,519	$3,994
Purchased power and gas — non-utility	1,101	1,328	3,436	3,913
Non-utility Margin	4	4	83	81
Operation and maintenance	18	19	54	53
Depreciation and amortization	2	1	5	4
Taxes other than income	1	1	4	4
Operating Income (Loss)	(17)	(17)	20	20
Other (Income) and Deductions	1	1	3	3
Income Tax Expense (Benefit)	(4)	(5)	5	4
Net Income (Loss) Attributable to DTE Energy Company	$(14)	$(13)	$12	$13
Operating Revenues — Non-utility operations decreased $227 million and $475 million in the three and nine months ended September 30, 2019, respectively. The decreases in the third quarter and the nine-month period were primarily due to a decrease in gas prices, primarily in the gas structured and transportation strategies.

Non-utility Margin had no change in the third quarter and increased $2 million in the nine months ended September 30, 2019. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and power trading strategies(b)	$9
Unfavorable results, primarily in gas trading and gas transportation strategies	(13)
(4)
Realized Margins(a)
Favorable results, primarily in the power full requirements strategy	20
Unfavorable results, primarily in the gas structured strategy(c)	(16)
4
Decrease in Non-utility Margin	$—
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

(b)	Amount includes $4 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $10 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Nine Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(b)	$69
Unfavorable results, primarily in gas trading and power full requirements strategies	(13)
56
Realized Margins(a)
Favorable results, primarily in power full requirements and gas transportation strategies	46
Unfavorable results, primarily in gas structured and gas storage strategies(c)	(100)
(54)
Increase in Non-utility Margin	$2
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

(b)	Amount includes $66 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $62 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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
See also the "Fair Value" section herein and Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $45 million and $80 million for the three and nine months ended September 30, 2019, respectively, represents a decrease of $7 million and $34 million from the net losses of $52 million and $114 million in the comparable 2018 period. The net loss decrease in the third quarter was primarily due to the impact of one-time tax items, including the $20 million valuation allowance for the AMT credit carryover in 2018. This decrease was partially offset by effective income tax rate adjustments and higher interest expense in 2019. For the nine-month period, the net loss decrease was primarily due to the impact of one-time tax items, including the $20 million valuation allowance for the AMT credit carryover in 2018. This decrease was also due to effective income tax rate adjustments, partially offset by higher interest expense in 2019.
CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2019 will be approximately $2.7 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2019 of approximately $5.9 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash, Cash Equivalents, and Restricted Cash, Beginning	$76	$89
Net cash from operating activities	1,901	2,047
Net cash used for investing activities	(2,558)	(2,336)
Net cash from financing activities	657	304
Net Increase in Cash, Cash Equivalents, and Restricted Cash	—	15
Cash, Cash Equivalents, and Restricted Cash, Ending	$76	$104
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $146 million in 2019 due primarily to a decrease in cash from working capital items, partially offset by an increase in Deferred income taxes and Depreciation and amortization.
The change in working capital items in 2019 was primarily related to an increase in cash used for Accounts payable and Other current and noncurrent assets and liabilities, partially offset by an increase in cash relating to Accounts receivable and accrued pension and postretirement liabilities.
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
Net cash used for investing activities increased by $222 million in 2019 due primarily to an increase in Plant and equipment expenditures — utility and new acquisitions, partially offset by a decrease in Contributions to equity method investees.
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
Net cash from financing activities increased by $353 million in 2019 due primarily to an increase in Short-term borrowings, partially offset by Purchases of noncontrolling interest, principally related to SGG.
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
DTE Energy has approximately $1.2 billion in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.7 billion of available liquidity at September 30, 2019, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $200 million in 2019 through the pension and other employee benefit plans, which is exclusive from any amounts related to the Equity Units described in Note 14 to the Consolidated Financial Statements, "Long-Term Debt," within the combined DTE Energy and DTE Electric 2018 Annual Report on Form 10-K. For contribution amounts related to pension plans, refer to Note 14 of the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
In conjunction with the acquisition of midstream natural gas assets as described in Note 16 to the Consolidated Financial Statements, "Subsequent Event," DTE Energy expects to issue an additional $300 million of equity in the fourth quarter 2019. Refer to Note 16 for additional information regarding the subsequent event.

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $517 million.
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
See Notes 6, 10, 11, 13, and 14 to the Consolidated Financial Statements, "Regulatory Matters," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 8 to the Consolidated Financial Statements, "Fair Value."

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2018	$(23)
Reclassified to realized upon settlement	(36)
Changes in fair value recorded to income	5
Amounts recorded to unrealized income	(31)
Changes in fair value recorded in regulatory liabilities	3
Amounts recorded in other comprehensive income, pretax	3
Change in collateral	17
MTM at September 30, 2019	$(31)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2022 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2019	2020	2021	2022 and Beyond	Total Fair Value
	(In millions)
Level 1	$(10)	$(6)	$(5)	$(2)	$(23)
Level 2	4	8	3	5	20
Level 3	(6)	11	1	(34)	(28)
MTM before collateral adjustments	$(12)	$13	$(1)	$(31)	(31)
Collateral adjustments					—
MTM at September 30, 2019					$(31)

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
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of September 30, 2019, PG&E's account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of September 30, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $102 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $72 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. There were no other new events occurring during the nine months ended September 30, 2019, that would negatively impact the assumptions made within the December 31, 2018 impairment analysis. Therefore, no triggering events were identified. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2019:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$226	$—	$226
BBB+ and BBB	298	—	298
BBB-	33	—	33
Total Investment Grade	557	—	557
Non-investment grade(b)	4	—	4
Internally Rated — investment grade(c)	283	(1)	282
Internally Rated — non-investment grade(d)	29	(1)	28
Total	$873	$(2)	$871
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2019, DTE Energy had a floating rate debt-to-total debt ratio of 4.57%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through December 2023.

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2019 and 2018 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2019	2018	2019	2018	Change in the Fair Value of
	(In millions)
Gas contracts	$5	$(7)	$(5)	$9	Commodity contracts
Power contracts	$1	$8	$(2)	$(11)	Commodity contracts
Interest rate risk — DTE Energy	$(547)	$(618)	$572	$649	Long-term debt
Interest rate risk — DTE Electric	$(287)	$(282)	$306	$304	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 6 and 13 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2019:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2019 — 07/31/2019	1,192	$127.88	—	—	—
08/01/2019 — 08/31/2019	5,203	$113.95	—	—	—
09/01/2019 — 09/30/2019	1,000	$110.79	—	—	—
Total	7,395		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.307
Fiftieth Supplemental Indenture dated as of October 1, 2019, to Indenture Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A. trustee. (2019 Series D and E)
X

31.169	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.170	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.171	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.172	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.169	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.170	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.171	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.172	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 28, 2019
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)