Form 10-K
period 2019-12-31
DTE ENERGY CO; DTE Electric Co
filed 2020-02-05
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	DTE	New York Stock Exchange

DTE Energy	2012 Series C 5.25% Junior Subordinated Debentures due 2062	DTQ	New York Stock Exchange

DTE Energy	2016 Series B 5.375% Junior Subordinated Debentures due 2076	DTJ	New York Stock Exchange

DTE Energy	2016 Series F 6.00% Junior Subordinated Debentures due 2076	DTY	New York Stock Exchange

DTE Energy	2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

DTE Energy	2019 6.25% Corporate Units	DTP	New York Stock Exchange

DTE Electric Company (DTE Electric)	None		None
Securities registered pursuant to Section 12(g) of the Act:

DTE Energy	None	DTE Electric	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DTE Energy	Yes	☒	No	☐	DTE Electric	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
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
On June 28, 2019, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $23.1 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 24, 2020:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	192,234,700

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2020 Annual Meeting of Common Shareholders to be held May 7, 2020, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

THIS PAGE INTENTIONALLY LEFT BLANK

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AGS
Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West Virginia. DTE Energy purchased 100% of AGS in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment

AMV	Applicable Market Value

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

Blue Union
Blue Union gathering system is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of Blue Union in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

CAD	Canadian Dollar (C$)

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's equity units issued in October 2016 and November 2019, which were used to finance the respective Gas Storage and Pipelines acquisitions on October 1, 2016 and December 4, 2019

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

IRS	Internal Revenue Service

ISO	Independent System Operator

DEFINITIONS

LEAP
Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

LIBOR	London Inter-Bank Offered Rates

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

PG&E	Pacific Gas and Electric Corporation

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the IRS

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RNG	Renewable Natural Gas

RPS	A Renewable Portfolio Standards mechanism authorized by the MPSC that allows DTE Electric to recover through rates its renewable energy costs

RSN	Remarketable Senior Notes

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016 and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment

DEFINITIONS

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017

TCJA rate reduction liability
Due to the change in the corporate tax rate, from January 1, 2018 to June 30, 2018 for DTE Gas and from January 1, 2018 to July 31, 2018 for DTE Electric, the utilities have reduced revenue and recorded an offsetting regulatory liability

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 840	FASB issued ASC 840, Leases

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended, which replaced Topic 840

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

USD	United States Dollar ($)

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

THIS PAGE INTENTIONALLY LEFT BLANK

FILING FORMAT
This combined Form 10-K is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-K relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation with respect to debt securities of DTE Energy. This combined Form 10-K should be read in its entirety. No one section of this combined Form 10-K deals with all aspects of the subject matter of this combined Form 10-K.

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
Corporate Structure
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure. For financial information by segment for the last three years, see Note 23 to the Consolidated Financial Statements in Item 8 of this Report, "Segment and Related Information."
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
ELECTRIC
Description
DTE Energy's Electric segment consists principally of DTE Electric, an electric utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan. DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA, and EGLE. Electricity is generated from fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant, wind and other renewable assets and is supplemented with purchased power. The electricity is sold, or distributed through the retail access program, to three major classes of customers: residential, commercial, and industrial, throughout southeastern Michigan.
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
The Electric segment also consists of non-utility operations relating to renewable energy projects at DTE Sustainable Generation. These projects have been acquired in support of DTE Energy's renewable energy goals.
See Note 5 to the Consolidated Financial Statements in Item 8 of the Report, "Revenue."

Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 22 million tons of low-sulfur western coal and approximately 2 million tons of Appalachian coal to be delivered from 2020 to 2021. All of these contracts have pricing schedules. DTE Electric has approximately 99% of the expected coal requirements for 2020 under contract. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. The Company expects to cover all of its vessel transportation requirements for delivery of purchased coal to electric generating facilities through new agreements.
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
Generating facilities owned and in service as of December 31, 2019 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River(b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe(c)	Monroe	1971, 1973, and 1974	3,066
River Rouge	Wayne	1958	272
St. Clair(d)	St. Clair	1953, 1954, 1961, and 1969	1,065
Trenton Channel	Wayne	1968	495
			6,717
Natural gas and Oil-fueled Peaking Units(e)	Various	1966-1971, 1981, 1999, 2002, and 2003	2,033
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(f)	Mason	1973	1,088
Renewables(g)
Wind Utility	Various	2011-2016	612
Wind Non-Utility	Various	2019	88
Solar	Various	2010-2017	64
			764
			11,743
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

(b)	Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 8 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(c)	The Monroe generating plant provided 39% of DTE Electric’s total 2019 power plant generation.

(d)	St. Clair unit 1 retired on March 27, 2019.

(e)	Two Peaking Units were retired (Hancock 11-2 and 11-4) on December 22, 2019, Dearborn Energy Center became commercial on December 30, 2019.

(f)	Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,220 MW. See Note 8 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(g)
In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 481 MW of renewable power generated from wind, solar, and biomass facilities. Of the 481 MW, currently 32 MW are a PPA with the Non-Utility owned wind.

See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.
DTE Electric owns and operates 700 distribution substations with a capacity of approximately 37,025,000 kilovolt-amperes (kVA) and approximately 445,200 line transformers with a capacity of approximately 32,392,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2019 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,509	15,389
24 kV	181	681
40 kV	2,303	381
120 kV	61	8
	31,054	16,459

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
See Notes 9, 10, 13, and 19 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations," "Regulatory Matters," "Fair Value," and "Commitments and Contingencies."
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost effective manner. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers. This generation will require continuing investments in DTE Electric's primary coal generating units, nuclear generating plant, a natural gas fueled combined cycle generation facility, and renewables.
DTE Electric's distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to customers. DTE Electric seeks to increase operational efficiencies to increase customer satisfaction at an affordable rate.
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Customers with retail access to alternative electric suppliers represented approximately 10% of retail sales in 2019, 2018, and 2017 and consisted primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total retail access related migration, mitigating some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full service customer rates. Energy legislation passed in 2016 retained the 10% retail access cap with some revisions. DTE Electric expects that customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales in 2020.
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
See Note 5 to the Consolidated Financial Statements in Item 8 of the Report, "Revenue."
Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.5 Bcf, with approximately 68% of the volume coming from underground storage for 2019. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2022.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2019 are listed below.

	Availability (MDth/d)	Contract Expiration
Great Lakes Gas Transmission L.P.	30	2023
Viking Gas Transmission Company	21	2022
Vector Pipeline L.P. (an affiliate)	20	2022
ANR Pipeline Company	129	2028
Panhandle Eastern Pipeline Company	125	2029
NEXUS Pipeline (an affiliate)	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 20,000 miles of distribution mains, approximately 1,305,000 service pipelines, and approximately 1,285,000 active meters, and DTE Gas owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
DTE Gas leases a portion of its pipeline system to the Vector Pipeline Partnership (an affiliate) through a finance lease arrangement. See Note 18 to the Consolidated Financial Statements in Item 8 of the Report, "Leases."

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
See Notes 10 and 19 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies."
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
DTE Gas' storage capacity is used to store natural gas for delivery to its customers and is also sold to third parties under a variety of arrangements. Prices for storage arrangements for shorter periods are generally higher, but more volatile, than for longer periods. Prices are influenced primarily by market conditions, weather, and natural gas pricing.
GAS STORAGE AND PIPELINES
Description
Gas Storage and Pipelines owns natural gas storage fields, lateral and gathering pipeline systems, compression and surface facilities, and has ownership interests in interstate pipelines serving the Gulf Coast, Midwest, Ontario, and Northeast markets. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts.

Properties
Gas Storage and Pipelines holds the following properties:

Property Classification	% Owned	Description	Location
Pipelines
Appalachia Gathering System	100%	129-mile pipeline delivering Marcellus Shale gas to Texas Eastern Pipeline and Stonewall Gas Gathering system	PA and WV
Birdsboro Pipeline	100%	14-mile pipeline delivering gas supply to the Birdsboro Power Plant	PA
Bluestone Pipeline	100%	65-mile pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA and NY
Blue Union / LEAP(a)	100%	338-mile gathering system delivering Haynesville Shale gas production to markets in Gulf Coast Region	LA and TX
Generation Pipeline	50%	23-mile pipeline regulated as gas utility by the Public Utilities Commission of Ohio	OH
Michigan gathering systems	100%	590-mile pipeline system in northern Michigan	MI
Millennium Pipeline	26%	263-mile pipeline serving markets in the Northeast	NY
NEXUS Pipeline	50%	256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers	OH and MI
Stonewall Gas Gathering	85%	68-mile pipeline connecting Appalachia Gathering System to Columbia Pipeline	WV
Susquehanna gathering system	100%	197-mile pipeline delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Pipeline	PA
Tioga Gas Gathering	100%	3-mile pipeline delivering production gas to Dominion Transmission interconnect	PA
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers	IL, IN, MI, and Ontario
Storage
Washington 10	100%	75 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI
_______________________________________

(a)	LEAP, a 150-mile pipeline in Louisiana, is currently under construction. DTE Energy is targeting completion in second half of 2020.
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
Strategy and Competition
Gas Storage and Pipelines expects to continue its steady growth plan by expanding existing assets and developing new assets that are typically supported with long-term customer commitments, particularly in the following regions:
Midwest to Northeast Region
Gas Storage and Pipelines will focus on opportunities to supply natural gas to meet growing demand and displace less attractive supply from certain regions in North America. Much of the growth in midstream services demand for natural gas is expected to occur in the eastern Canada and the northeast U.S. regions. Gas Storage and Pipelines believes that the Vector, Millennium, and NEXUS Pipelines are well-positioned to provide access routes and low-cost expansion options to these markets due to growth in production from the Marcellus/Utica Shales in Pennsylvania and West Virginia. Gas Storage and Pipelines has agreements with key producers that support its Bluestone Pipeline, Susquehanna gathering, Tioga gathering, AGS, and SGG businesses. Gas Storage and Pipelines is evaluating new pipeline and storage investment opportunities that could include additional pipeline and gathering expansions, laterals, compression, and other Marcellus/Utica shale midstream development or partnering opportunities.
Gulf Coast Region
In December 2019, Gas Storage and Pipelines completed the acquisition of the Blue Union gathering system and LEAP gathering pipeline in the Haynesville shale formation of Louisiana which provide access to growing Gulf Coast markets. The assets serve multiple markets, including Louisiana, the nation's third largest natural gas consumer, and the Gulf Coast where demand for natural gas is rapidly increasing in the power, industrial and LNG export sectors. Furthermore, they are strategically located to meet this increasing demand given their proximity and access to multiple major downstream pipelines with bi-directional capability. Through this acquisition, Gas Storage and Pipeline invested in economically strong and strategically situated assets that are supported by long-term contracts. Strong credit provisions are also incorporated into the contract with the system's largest customer.
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

Reduced Emissions Fuel

•
Reduced Emissions Fuel — Power and Industrial Projects has constructed and placed in service REF facilities at ten sites including facilities located at seven third-party owned coal-fired power plants. DTE Energy has sold membership interests in five of the facilities and entered into lease arrangements in two of the facilities. The facilities blend a proprietary additive with coal used in coal-fired power plants, resulting in reduced emissions of nitrogen oxide and mercury. Qualifying facilities are eligible to generate tax credits for ten years upon achieving certain criteria. The value of a tax credit is adjusted annually by an inflation factor published by the IRS. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds. The economic benefit of the REF facilities is dependent upon the generation of production tax credits.

Properties and Other
The following are significant properties operated by Power and Industrial Projects:

Business Areas	Location	Service Type
Industrial Energy Services
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Business Park	PA	Electricity
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Renewable Energy
Renewables	CA and MN	Electric Generation
Renewable Gas Recovery	AZ, CA, MI, NC, NY, OH, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Reduced Emissions Fuel	MI, OH, IL, PA, TX, and WI	REF Supply

	2019	2018	2017
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$72	$178	$144
Renewables	8	7	6
Renewable Gas Recovery	3	3	3
	$83	$188	$153
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
Power and Industrial Projects intends to focus on the following areas for growth:

•	Providing energy and utility-type services to commercial and industrial customers

•	Acquiring and developing renewable energy projects and other energy projects.
ENERGY TRADING
Description
Energy Trading focuses on physical and financial power, natural gas and environmental marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, environmental and related services which may include the management of associated storage and transportation contracts on the customers’ behalf and the supply or purchase of environmental attributes to various customers. Energy Trading's customer base is predominantly utilities, local distribution companies, pipelines, producers and generators, and other marketing and trading companies. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.
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
Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments, physical power and natural gas contracts, and certain environmental contracts are deemed derivatives; whereas, natural gas and environmental inventory, contracts for pipeline transportation, storage assets, and some environmental contracts are not derivatives. As a result, this segment will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. The business’ strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
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

	DTE Electric	DTE Gas	Non-utility	Total
	(In millions)
Water	$81	$—	$—	$81
Contaminated and other sites	7	15	—	22
Coal combustion residuals and effluent limitations guidelines	608	—	—	608
Estimated total future expenditures through 2026	$696	$15	$—	$711
Estimated 2020 expenditures	$35	$6	$—	$41
Estimated 2021 expenditures	$62	$4	$—	$66
Water — The EPA finalized regulations on cooling water intake in August 2014. DTE Electric is conducting studies to determine the best technology for reducing the environmental impacts of the cooling water intake structures at each of its facilities. DTE Electric may be required to install technologies to reduce the impacts of the cooling water intakes.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Gas owns, or previously owned, 14 such former MGP sites. DTE Electric owns, or previously owned, three former MGP sites. DTE Energy anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the subsequent year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse effect on DTE Energy's operations. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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

Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. DTE Electric has estimated the impact of the current rule to be $608 million.
On December 2, 2019, a proposed revision to the CCR Rule was published in the Federal Register to address the D.C. Circuit’s 2018 decision regarding CCR impoundments that are not lined with an engineered liner system. The rule proposes that all CCR impoundments that do not meet the engineered liner requirements must close by specific dates, and it further confirms that all clay lined impoundments are viewed as unlined. The EPA is also preparing a rule making that is expected to be proposed early in 2020 that will provide mechanisms to determine if certain alternative liner systems may be as protective as the current liners specified in the CCR rule. DTE Electric is currently evaluating options based on the range of outcomes of the current proposed rule and the anticipated proposed rule to determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which requires additional controls to be installed between 2018 and 2023. The initial costs to comply with this rule are under development and estimates are included in the Coal Combustion Residual and Effluent Limitations Guidelines amount in the above table.
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule to postpone certain applicable deadlines within the ELG rule. The final rule was published on September 18, 2017. The final rule nullified the administrative stay but also extended the earliest compliance deadlines for the FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On November 22, 2019, the EPA issued a proposed rule to revise the technology-based effluent limitations guidelines and standards applicable to flue gas desulfurization wastewater and bottom ash transport water. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule.
Air — DTE Electric is subject to the EPA ozone and fine particulate transport, and acid rain regulations that limit power plant emissions of SO2 and NOX. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to emission controls on fossil-fueled power plants to reduce SO2, NOX, mercury, and other emissions. These rulemakings could require additional controls for SO2, NOX, and other hazardous air pollutants over the next few years. DTE Electric does not anticipate additional capital expenditures will be necessary to comply with air pollution requirements through 2026, subject to the results of future rulemakings.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA has finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel EGUs. In 2019 the performance standards for existing EGUs (also known as the Clean Power Plan) were officially repealed and replaced by the ACE Rule. The ACE Rule requires the state of Michigan to submit a plan in 2022 that includes GHG standards for existing coal-fired power plant units in Michigan. These final rules do not impact DTE Energy's revised commitment to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040, or its goal of net zero emissions by 2050 for DTE Electric, from the 2005 carbon emissions levels.
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

See Management’s Discussion and Analysis in Item 7 of this Report and Notes 9, 10, and 19 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
EMPLOYEES
DTE Energy and its subsidiaries had approximately 10,700 employees as of December 31, 2019, of which approximately 5,300 were represented by unions. DTE Electric had approximately 4,900 employees as of December 31, 2019, of which approximately 2,800 were represented by unions. There are several bargaining units for DTE Energy subsidiaries' represented employees. The majority of represented employees for both DTE Energy and DTE Electric are under contracts that expire in 2021 and 2022.

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
DTE Energy's non-utility businesses may not perform to its expectations. DTE Energy relies on non-utility operations for an increasing portion of earnings. If DTE Energy's current and contemplated non-utility investments, including the acquisition of midstream natural gas assets in December 2019, do not perform at expected levels, DTE Energy could experience diminished earnings and a corresponding decline in shareholder value.

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

In addition, the Registrants' generation plants and electrical distribution facilities, and DTE Energy's gas pipeline and storage facilities in particular, may be targets of physical security threats or terrorist activities that could disrupt the Registrants' ability to produce or distribute some portion of their products. The Registrants have increased security as a result of past events and may be required by regulators or by the future threat environment to make investments in security that the Registrants cannot currently predict.
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
Operation of a nuclear facility subjects the Registrants to risk. Ownership of an operating nuclear generating plant subjects the Registrants to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation, increased capital expenditures to meet industry requirements, and operational factors that can significantly impact the performance and cost of operating a nuclear facility compared to other generation options. A specific example of increased capital expenditures to meet industry requirements is DTE Electric having an open Confirmatory Action Letter with the NRC to complete specific mitigation actions during the next periodic outage in 2020 and that DTE Electric will not bring the plant back on line until it is completed. Insurance maintained by the Registrants for various nuclear-related risks may not be sufficient to cover the Registrants' costs in the event of an accident or business interruption at the nuclear generating plant, which may affect the Registrants' financial performance. In addition, the Registrants' nuclear decommissioning trust fund, to finance the decommissioning of the nuclear generating plant, may not be sufficient to fund the cost of decommissioning. A decline in market value of assets held in decommissioning trust funds due to poor investment performance or other factors may increase the funding requirements for these obligations. Any increase in funding requirements may have a material impact on the Registrants’ liquidity, financial position, or results of operations.
The supply and/or price of energy commodities and/or related services may impact the Registrants' financial results. The Registrants are dependent on coal for much of their electrical generating capacity as well as uranium for their nuclear operations. DTE Energy's access to natural gas supplies is critical to ensure reliability of service for utility gas customers. DTE Energy's non-utility businesses are also dependent upon supplies and prices of energy commodities and services. Price fluctuations, fuel supply disruptions, and changes in transportation costs, could have a negative impact on the amounts DTE Electric charges utility customers for electricity and DTE Gas charges utility customers for gas, and on the profitability of DTE Energy's non-utility businesses. The Registrants' hedging strategies and regulatory recovery mechanisms may be insufficient to mitigate the negative fluctuations in commodity supply prices at their utility or DTE Energy's non-utility businesses, and the Registrants' financial performance may therefore be negatively impacted by price fluctuations. The price of energy also impacts the market for DTE Energy's non-utility businesses, particularly those that compete with utilities and alternative electric suppliers as well as midstream services that depend on the demand for natural gas.
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
The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the Registrants' ability, as well as the ability of their subsidiaries, to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2024, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
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
Renewable portfolio standards and energy waste reduction may affect the Registrants' business and federal and state fuel standards may affect DTE Energy's non-utility investments. The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of renewable energy. The Registrants have complied with the existing federal and state legislation, but do not know what requirements may be added by federal or state legislation in the future. In addition, the Registrants expect to comply with new Michigan legislation increasing the percentage of power required to be provided by renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
In addition, the Registrants are also required by Michigan legislation to implement energy waste reduction measures and provide energy waste reduction customer awareness and education programs. These requirements necessitate expenditures, and implementation of these programs creates the risk of reducing the Registrants' revenues as customers decrease their energy usage. The Registrants cannot predict how these programs will impact their business and future operating results.
DTE Energy's non-utility renewable natural gas investments are also dependent on the federal Renewable Fuel Standard and California's Low Carbon Fuel Standard. Changes to these standards may affect DTE Energy's business and result in lower earnings.
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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 5,300 and DTE Electric's approximately 2,800 represented employees. The majority of represented employees are under contracts that expire in 2021 and 2022. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.

DTE Energy's ability to utilize production tax credits may be limited. To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. The Registrants generated production tax credits from renewable energy generation and DTE Energy generated production tax credits from renewable gas recovery, reduced emission fuel, and gas production operations. If the Registrants' production tax credits were disallowed in whole or in part as a result of an IRS audit or changes in tax law, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact the Registrants' earnings and cash flows.
If DTE Energy's goodwill or other intangible assets become impaired, it may be required to record a charge to earnings. DTE Energy annually reviews the carrying value of goodwill associated with acquisitions it has made for impairment. Goodwill and other intangible assets are also reviewed on a quarterly basis whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors that may be considered for purposes of this analysis include a decline in stock price and market capitalization, slower industry growth rates, or material changes with customers or contracts that could negatively impact future cash flows. DTE Energy cannot predict the timing, strength, or duration of such changes or any subsequent recovery. If the carrying value of any goodwill or other intangible assets are determined to be not recoverable, DTE Energy may take a non-cash impairment charge, which could materially impact DTE Energy's results of operations and financial position.
The Registrants may not be fully covered by insurance. The Registrants have a comprehensive insurance program in place to provide coverage for various types of risks, including catastrophic damage as a result of severe weather or other natural disasters, war, terrorism, cyber incidents, or a combination of other significant unforeseen events that could impact the Registrants' operations. Economic losses might not be covered in full by insurance, or the Registrants' insurers may be unable to meet contractual obligations.

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For more information on legal proceedings and matters related to the Registrants, see Notes 10 and 19 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DTE Energy common stock is listed under the ticker symbol "DTE" on the New York Stock Exchange, which is the principal market for such stock.
At December 31, 2019, there were 192,208,533 shares of DTE Energy common stock outstanding. These shares were held by a total of 49,151 shareholders of record.
All of the 138,632,324 issued and outstanding shares of DTE Electric common stock, par value $10 per share, are indirectly-owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for DTE Electric's common stock.
For information on DTE Energy dividend restrictions, see Note 17 to the Consolidated Financial Statements in Item 8 of this Report, "Short-Term Credit Arrangements and Borrowings."
All of DTE Energy's equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. For additional detail, see Note 22 to the Consolidated Financial Statements in Item 8 of this Report, "Stock-Based Compensation."
See the following table for information as of December 31, 2019:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	15,000	$43.95	1,949,254
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2019:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2019 — 10/31/2019	2,739	$119.84	—	—	—
11/01/2019 — 11/30/2019	876	$115.52	—	—	—
12/01/2019 — 12/31/2019	—	$—	—	—	—
Total	3,615		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2015	2016	2017	2018	2019
DTE Energy Company	(3.77)	26.93	14.59	4.19	21.36
S&P 500 Index	1.38	11.95	21.82	(4.39)	31.48
S&P 500 Multi-Utilities Index	(1.73)	18.56	12.09	1.77	24.36

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2014	2015	2016	2017	2018	2019
DTE Energy Company	100.00	96.23	122.14	139.96	145.83	176.98
S&P 500 Index	100.00	101.38	113.50	138.27	132.19	173.81
S&P 500 Multi-Utilities Index	100.00	98.27	116.51	130.59	132.89	165.27

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

	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
Operating Revenues	$12,669	$14,212	$12,607	$10,630	$10,337
Net Income Attributable to DTE Energy Company(a)	$1,169	$1,120	$1,134	$868	$727
Diluted Earnings Per Common Share	$6.31	$6.17	$6.32	$4.83	$4.05
Financial Information
Dividends declared per share of common stock	$3.85	$3.60	$3.36	$3.06	$2.84
Total Assets	$41,882	$36,288	$33,767	$32,041	$28,662
Long-Term Debt(b)	$15,935	$12,134	$12,185	$11,269	$8,760
Shareholders’ equity	$11,672	$10,237	$9,512	$9,011	$8,772
_______________________________________

(a)	The 2017 results include a $105 million net income tax benefit related to the enactment of the TCJA.

(b)	Long-Term Debt includes Finance lease obligations and excludes debt due within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2019 Operating Revenues of approximately $12.7 billion and Total Assets of approximately $41.9 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$1,169	$1,120	$1,134
Diluted Earnings per Common Share	$6.31	$6.17	$6.32
The increase in 2019 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric and Gas segments, partially offset by lower earnings in the Gas Storage and Pipelines and Power and Industrial Projects segments. The decrease in 2018 Net Income Attributable to DTE Energy Company was primarily due to lower earnings in the Gas Storage and Pipelines, Energy Trading, and Corporate and Other segments, partially offset by higher earnings in the Electric, Gas, and Power and Industrial Projects segments. The 2018 decrease was primarily due to higher Income Tax Expense, as 2017 included a one-time net income tax benefit of $105 million related to the enactment of the TCJA.
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
In March 2019, DTE Energy announced updated plans for accelerating its reduction of carbon emissions to 32% by the early 2020s, 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels. In September 2019, DTE Energy expanded on its commitment by announcing a net zero carbon emissions goal by 2050 for DTE Electric. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
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
DTE Electric's capital investments over the 2020-2024 period are estimated at $12.0 billion comprised of $4.0 billion for capital replacements and other projects, $5.0 billion for distribution infrastructure, and $3.0 billion for new generation. DTE Electric has retired five coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining twelve coal-fired generating units. Six of these coal-fired generating units will be retired through 2022 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy waste reduction, demand response, and natural gas fueled generation.
DTE Gas' capital investments over the 2020-2024 period are estimated at $3.0 billion comprised of $1.4 billion for base infrastructure, and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2020-2024 period are estimated at $2.2 billion to $2.7 billion for gathering and pipeline investments and expansions. Power and Industrial Projects' capital investments over the 2020-2024 period are estimated at $1.0 billion to $1.4 billion for industrial energy services and RNG projects.
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

Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOX. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce SO2, NOX, mercury, and other emissions. Additional rulemakings may occur over the next few years which could require additional controls for SO2, NOX, and other hazardous air pollutants. To comply with existing requirements, DTE Electric spent approximately $2.4 billion through 2019. DTE Electric does not anticipate additional capital expenditures through 2026, pending the results of future rulemakings.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel EGUs. In 2019 the performance standards for existing EGUs (also known as the Clean Power Plan) were officially repealed and replaced by the ACE Rule. The ACE Rule requires the state of Michigan to submit a plan in 2022 that includes GHG standards for existing coal-fired power plant units in Michigan. It is not possible to determine the potential impact of the EPA's ACE rule on existing sources at this time.
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
See Items 1. and 2. Business and Properties and Note 19 to the Consolidated Financial Statements in Item 8 of this Report, "Commitments and Contingencies," for further discussion of Environmental Matters.
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
Utility Margin includes electric utility and gas utility Operating Revenues net of Fuel, purchased power, and gas expenses. The utilities’ fuel, purchased power, and natural gas supply are passed through to customers, and therefore, result in changes to the utilities’ revenues that are comparable to changes in such expenses. As such, DTE Energy believes Utility Margin provides a meaningful basis for evaluating the utilities’ operations across periods, as it excludes the revenue effect of fluctuations in these expenses. For the Electric segment, non-utility Operating Revenues are reported separately so that Utility Margin can be used to assess utility performance.
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

	2019	2018	2017
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$714	$664	$606
Gas	185	150	146
Gas Storage and Pipelines	204	235	275
Power and Industrial Projects	133	161	138
Energy Trading	49	39	72
Corporate and Other	(116)	(129)	(103)
Net Income Attributable to DTE Energy Company	$1,169	$1,120	$1,134
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.

The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	2019	2018	2017
	(In millions)
Operating Revenues — Utility operations	$5,224	$5,298	$5,102
Fuel and purchased power — utility	1,387	1,552	1,454
Utility Margin	3,837	3,746	3,648
Operating Revenues — Non-utility operations	5	—	—
Operation and maintenance	1,434	1,437	1,382
Depreciation and amortization	949	836	753
Taxes other than income	311	307	302
Asset (gains) losses and impairments, net	13	(1)	—
Operating Income	1,135	1,167	1,211
Other (Income) and Deductions	284	310	284
Income Tax Expense	137	193	321
Net Income Attributable to DTE Energy Company	$714	$664	$606
See DTE Electric's Consolidated Statements of Operations in Item 8 of this Report for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to the classification of certain benefit costs. Refer to Note 21 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.
Utility Margin increased $91 million in 2019 and $98 million in 2018. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2019	2018
	(In millions)
Implementation of new rates	$183	$51
Regulatory mechanism - RPS	27	(4)
Regulatory mechanism - TRM	(11)	40
Base Sales	(23)	(3)
Weather	(109)	152
PSCR disallowance in 2017	—	13
TCJA rate reduction	—	(156)
Other regulatory mechanisms and other	24	5
Increase in Utility Margin	$91	$98

	2019	2018	2017
	(In thousands of MWh)
DTE Electric Sales
Residential	15,066	15,959	14,885
Commercial	16,955	17,282	17,283
Industrial	9,826	10,324	9,897
Other	226	221	258
	42,073	43,786	42,323
Interconnection sales(a)	3,046	2,796	2,623
Total DTE Electric Sales	45,119	46,582	44,946

DTE Electric Deliveries
Retail and wholesale	42,073	43,786	42,323
Electric retail access, including self-generators(b)	4,550	4,737	4,820
Total DTE Electric Sales and Deliveries	46,623	48,523	47,143
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric changes in sales for residential, commercial, and industrial are primarily due to less favorable weather in 2019 compared to 2018.
Operating Revenues — Non-utility operations increased $5 million in 2019 due to renewable energy projects acquired by DTE Sustainable Generation in September 2019.
Operation and maintenance expense decreased $3 million in 2019 and increased $55 million in 2018. The decrease in 2019 was primarily due to decreased uncollectible expense of $19 million and decreased generation expense of $3 million, partially offset by higher tree trim expense of $20 million (tree trim expenses increased by $63 million but were offset by amounts deferred to a regulatory asset of $43 million). The increase in 2018 was primarily due to increased uncollectible expense of $34 million due to customer billing initiatives following implementation of the new billing system, increased power plant generation expense of $24 million, an increase in energy waste reduction expense of $10 million to meet higher energy savings targets, partially offset by decreased distribution operations expense of $13 million.
Depreciation and amortization expense increased $113 million in 2019 and $83 million in 2018. In 2019, the increase was primarily due to a $124 million increase resulting from a higher depreciable base and change in depreciation rates effective May 2019, a $6 million increase associated with the RPS and a $4 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $17 million associated with the TRM. In 2018, the increase was primarily due to an increase to depreciable base of $46 million and an increase of $42 million associated with the TRM, partially offset by a decrease in regulatory asset amortization of $5 million.
Asset (gains) losses and impairments, net increased $14 million in 2019 and decreased $1 million in 2018. In 2019, the increase was primarily due to previously recorded capital expenditures of $13 million that were disallowed in the May 2, 2019 rate order.
Other (Income) and Deductions decreased $26 million in 2019 and increased $26 million in 2018. The decrease in 2019 was primarily due to a change in investment earnings (gain of $37 million in 2019 compared to a loss of $11 million in 2018) and lower non-operating retirement benefits expense of $12 million, partially offset by higher interest expense of $32 million. The increase in 2018 was primarily due to higher interest expense of $9 million and change in investment earnings (loss of $11 million in 2018 compared to a gain of $26 million in 2017), partially offset by decreased non-operating retirement benefits expense of $13 million and a contribution to the DTE Energy Foundation of $7 million in 2017.
Income Tax Expense decreased $56 million in 2019 and $128 million in 2018. The decrease in 2019 was primarily due to TCJA regulatory liability amortization of $35 million and higher production tax credits in 2019. The decrease in 2018 was primarily due to the reduction in the federal tax rate in the TCJA that was enacted in December 2017.

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
DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure and generation investments. The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales and operating and maintenance expenses. A final MPSC order in this case is expected by May 2020. Refer to Note 10 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	2019	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,482	$1,436	$1,388
Cost of gas — utility	427	446	443
Utility Margin	1,055	990	945
Operation and maintenance	515	502	449
Depreciation and amortization	144	133	123
Taxes other than income	80	73	65
Operating Income	316	282	308
Other (Income) and Deductions	69	65	84
Income Tax Expense	62	67	78
Net Income Attributable to DTE Energy Company	$185	$150	$146
Utility Margin increased $65 million in 2019 and $45 million in 2018. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2019	2018
	(In millions)
Implementation of new rates	$32	$15
Midstream storage and transportation revenues	20	15
Weather	8	46
Regulatory mechanism — RDM	2	(3)
TCJA rate reduction liability	—	(40)
Other regulatory mechanisms and other	3	12
Increase in Utility Margin	$65	$45

	2019	2018	2017
	(In Bcf)
Gas Markets
Gas sales	139	135	119
End-user transportation	185	187	165
	324	322	284
Intermediate transportation	497	329	260
Total Gas sales	821	651	544
Operation and maintenance expense increased $13 million in 2019 and $53 million in 2018. The increase in 2019 was primarily due to higher gas operations expenses of $22 million, which included higher pipeline integrity and other operating costs, and higher customer service costs of $4 million, partially offset by decreased uncollectible expense of $14 million. The increase in 2018 was primarily due to increased uncollectible expense of $28 million due to customer billing initiatives following implementation of a new customer billing system and higher gas operations expenses of $22 million, which included increased investment spending and higher pipeline integrity expenses.
Depreciation and amortization expense increased $11 million in 2019 and $10 million in 2018. The increase in both periods was primarily due to increases in depreciable base.
Other (Income) and Deductions increased $4 million in 2019 and decreased $19 million in 2018. The increase in 2019 was primarily due to higher interest expense of $8 million, partially offset by lower contributions to the DTE Energy Foundation and other not-for-profit organizations of $6 million. The decrease in 2018 was primarily due to lower contributions to the DTE Energy Foundation and other not-for-profit organizations of $27 million, partially offset by higher interest expense of $6 million.
Income Tax Expense decreased $5 million in 2019 and $11 million in 2018. The decrease in 2019 was primarily due to the absence of a $10 million TCJA expense recorded in 2018, partially offset by increased tax expense on higher earnings in 2019. The decrease in 2018 was primarily due to the reduction in the federal tax rate in the TCJA that was enacted in December 2017, partially offset by a $10 million TCJA expense and the absence of the $7 million favorable depreciation tax benefit that ended in 2017.
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

DTE Gas filed a rate case with the MPSC on November 25, 2019 requesting an increase in base rates of $204 million based on a projected twelve-month period ending September 30, 2021.  The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses.  The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales and working capital.  A final MPSC order in this case is expected by September 2020.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	2019	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$501	$485	$453
Cost of gas — Non-utility	18	22	30
Operation and maintenance	120	103	83
Depreciation and amortization	94	82	76
Taxes other than income	8	8	8
Asset (gains) losses and impairments, net	1	—	2
Operating Income	260	270	254
Other (Income) and Deductions	(34)	(61)	(18)
Income Tax Expense (Benefit)	74	68	(30)
Net Income	220	263	302
Less: Net Income Attributable to Noncontrolling Interests	16	28	27
Net Income Attributable to DTE Energy Company	$204	$235	$275
Operating Revenues — Non-utility operations increased $16 million in 2019 and $32 million in 2018. The increase in both periods was primarily due to higher pipeline and gathering revenues, partially offset by lower physical sales of gas from AGS customers and lower storage revenues. The 2019 increase includes the acquisition of Blue Union in December 2019 and the first full year of Birdsboro Pipeline operations.
Cost of gas — Non-utility decreased $4 million in 2019 and $8 million in 2018. The decrease in both periods was driven primarily by lower physical purchases of gas from AGS customers.
Operation and maintenance expense increased $17 million in 2019 and $20 million in 2018. The 2019 increase was primarily due to transaction costs associated with the Blue Union and LEAP acquisition and higher labor related expenses. The 2018 increase was primarily due to higher labor related expenses and additional compression activity on the Bluestone Pipeline and Susquehanna gathering systems.
Depreciation and amortization expense increased $12 million in 2019 and $6 million in 2018. The 2019 increase was primarily due to additional pipeline and gathering assets placed into service during the year.
Other (Income) and Deductions decreased $27 million in 2019 and increased $43 million in 2018. The 2019 decrease was primarily due to lower earnings from pipeline investments and higher interest expense. The 2018 increase was primarily due to higher earnings from pipeline investments and a $16 million net loss on extinguishment of debt within the storage business in 2017, partially offset by higher interest expense.
Income Tax Expense (Benefit) increased $6 million in 2019 and $98 million in 2018. The 2018 increase was primarily driven by the $115 million remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017.
Net Income Attributable to Noncontrolling Interests decreased $12 million in 2019 and increased $1 million in 2018. The 2019 decrease was primarily due to the May 2019 purchase of an additional 30% ownership interest in SGG.
See Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions", for discussion of the acquisition of Blue Union and LEAP in December 2019.

Outlook — Significant expansion activities are underway to increase capacity of the Blue Union and LEAP assets, which provide natural gas gathering and other midstream services to producers located primarily in Louisiana.
DTE Energy believes its long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions soundly position the business for future growth. Gas Storage and Pipelines will continue to execute quality investments, with a focus on continued organic growth from well-positioned existing assets.
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	2019	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$1,560	$2,204	$2,089
Fuel, purchased power, and gas — non-utility	1,220	1,888	1,813
Non-utility Margin	340	316	276
Operation and maintenance	328	363	342
Depreciation and amortization	69	67	72
Taxes other than income	11	12	11
Asset (gains) losses and impairments, net	1	27	20
Operating Loss	(69)	(153)	(169)
Other (Income) and Deductions	(126)	(89)	(63)
Income Taxes
Expense (Benefit)	20	(7)	(42)
Production Tax Credits	(83)	(188)	(153)
	(63)	(195)	(195)
Net Income	120	131	89
Less: Net Loss Attributable to Noncontrolling Interests	(13)	(30)	(49)
Net Income Attributable to DTE Energy Company	$133	$161	$138
Operating Revenues — Non-utility operations decreased $644 million in 2019 and increased $115 million in 2018. The changes are due to the following:

2019
(In millions)
Higher prices in the Steel business	$24
Expired contract in the Renewables business	(17)
Lower revenue due to sale of membership interests and project terminations in the REF business	(645)
Other	(6)
$(644)

2018
(In millions)
Higher demand due to improved conditions in the Steel business	$59
Higher production in the Renewables business	25
Higher production, offset by lower coal prices in the REF business	18
Higher sales primarily associated with new contracts in the On-site business	13
$115

Non-utility Margin increased $24 million in 2019 and $40 million in 2018. The changes are due to the following:

2019
(In millions)
Higher due to sale of membership interests and project terminations in the REF business	$22
Higher prices in the Steel business	19
Expired contract in the Renewables business	(18)
Other	1
$24

2018
(In millions)
Higher production in the Renewables business	$20
Higher sales primarily associated with new contracts in the On-site business	12
Higher demand due to improved conditions in the Steel business	8
$40
Operation and maintenance expense decreased $35 million in 2019 and increased $21 million in 2018. The 2019 decrease was primarily due to $33 million associated with the sale of membership interests in the REF business and $9 million lower spend in the Renewables business primarily due to an expired contract, partially offset by $7 million higher maintenance spend in the Steel business. The 2018 increase was primarily due to higher production in the REF business of $11 million and new contracts in the On-site business of $8 million.
Asset (gains) losses and impairments, net decreased $26 million in 2019 and increased $7 million in 2018. The change in both periods was primarily due to higher losses incurred in 2018, including $15 million of a liability adjustment related to contingent consideration and an $8 million asset write-off associated with the Renewable business in anticipation of a contract ending in 2020.
Other (Income) and Deductions increased $37 million in 2019 and $26 million in 2018. The 2019 increase was primarily due to the sale of membership interests in the REF business and higher equity earnings at various projects. The 2018 increase was primarily due to higher production in the REF business of $20 million and decreased contributions to the DTE Energy Foundation of $4 million.
Income Taxes — Expense (Benefit) decreased by $27 million in 2019 from the net benefit of $7 million in 2018 and by $35 million in 2018 from the net benefit of $42 million in 2017. The 2019 decrease was primarily due to the change in pretax income. The 2018 decrease was primarily due to the 2017 remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017.
Income Taxes — Production Tax Credits decreased by $105 million in 2019 and increased $35 million in 2018. The 2019 decrease was primarily due to the sale of membership interests in the REF business. The 2018 increase was primarily due to higher production in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased by $17 million in 2019 and by $19 million in 2018. The 2019 decrease was primarily due to the sale of membership interests in the REF business. The 2018 decrease was primarily due to termination of a project in the REF business.
Outlook — In December 2019, Power and Industrial Projects signed an agreement with South Jersey Industries (“SJI”) to purchase an 8 MW combined heat and power generation facility that provides electricity and hot and chilled water to a hotel and casino in Atlantic City, New Jersey. The acquisition had a purchase price of $100 million and is expected to close in early 2020.
Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase out at the end of 2021.

ENERGY TRADING
Energy Trading focuses on physical and financial power, natural gas and environmental marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, environmental and related services, which may include the management of associated storage and transportation contracts on the customers' behalf and the supply or purchase of environmental attributes to various customers. Energy Trading results are discussed below:

	2019	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$4,610	$5,557	$4,277
Purchased power and gas — non-utility	4,455	5,417	4,077
Non-utility Margin	155	140	200
Operation and maintenance	75	75	68
Depreciation and amortization	6	5	5
Taxes other than income	4	5	4
Operating Income	70	55	123
Other (Income) and Deductions	4	3	2
Income Tax Expense	17	13	49
Net Income Attributable to DTE Energy Company	$49	$39	$72
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility decreased in 2019 primarily due to lower gas prices and increased in 2018 primarily due to higher volumes and higher gas prices, primarily in the gas structured strategy.
Non-utility Margin increased $15 million in 2019 and decreased $60 million in 2018. The change in both periods was primarily due to timing from the unrealized and realized margins presented in the following tables:

2019
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(b)	$104
Unfavorable results, primarily in environmental and gas trading, and power full requirements strategies	(28)
76
Realized Margins(a)
Favorable results, primarily in power full requirements, environmental trading, and gas transportation strategies	74
Unfavorable results, primarily in gas structured and gas full requirements strategies(c)	(135)
(61)
Increase in Non-utility Margin	$15
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

(b)	Amount includes $87 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $61 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

2018
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the power trading strategy	$20
Unfavorable results, primarily in gas structured, and power full requirements strategies(b)	(100)
(80)
Realized Margins(a)
Favorable results, primarily in the gas structured strategy	54
Unfavorable results, primarily in the power full requirements strategy(c)	(34)
20
Decrease in Non-utility Margin	$(60)
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
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging. The profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with regulatory changes, and changes in operating rules of RTOs. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments, physical power and natural gas contracts, and certain environmental contracts are deemed derivatives; whereas, natural gas and environmental inventory, contracts for pipeline transportation, storage assets, and some environmental contracts are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the "Fair Value" section herein and Notes 13 and 14 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The 2019 net loss of $116 million represents a decrease of $13 million from the 2018 net loss of $129 million primarily due to lower state income taxes and decreased contributions to not-for-profit organizations, partially offset by higher interest expense and impairment of an equity method investment. The 2018 net loss of $129 million represents an increase of $26 million from the 2017 net loss of $103 million primarily due to a reduction in the corporate tax rate from the TCJA in December 2017, higher interest expense and increased contributions to the DTE Energy Foundation and other not-for-profit organizations, partially offset by the remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in 2017.
See Note 11 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes."

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2020 will be approximately $3.0 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2020 of approximately $4.5 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	2019	2018	2017
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$76	$89	$113
Net cash from operating activities	2,649	2,680	2,117
Net cash used for investing activities	(5,732)	(3,347)	(2,562)
Net cash from financing activities	3,100	654	421
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	17	(13)	(24)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$93	$76	$89
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased $31 million in 2019. The reduction is primarily due to a decrease in cash from working capital items, partially offset by an increase in non-cash and non-operating items, primarily Deferred income taxes and Depreciation and amortization.
Net cash from operations increased $563 million in 2018. The increase in operating cash flows reflects an increase in adjustments for non-cash and non-operating items, primarily Depreciation and amortization and working capital adjustments, partially offset by a decrease to Deferred income taxes.
The change in working capital items in 2019 was primarily related to an increase in cash used for Accounts payable and Other current and noncurrent assets and liabilities, partially offset by cash received related to Accounts receivable, Accrued pension and postretirement costs, and Regulatory assets and liabilities. The change in working capital items in 2018 primarily related to increases in cash from Accounts receivable, Accrued pension liability, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by increases of cash used for Equity earnings of equity method investees, Prepaid postretirement benefit costs, Accrued postretirement liability, and Regulatory assets and liabilities.
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
Net cash used for investing activities increased $2.4 billion in 2019 due primarily to DTE Energy's acquisitions of midstream natural gas assets and renewable energy projects of $2.5 billion, net of cash acquired of $62 million as described in Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions," as well as an increase in Plant and equipment expenditures, partially offset by a reduction in Contributions to equity method investees.
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
Net cash from financing activities increased $2.4 billion in 2019. The increase was primarily due to an increase in Issuances of long-term debt, equity units, common stock, and Short-term borrowings, partially offset by an increase in Redemptions of long-term debt and Purchases of noncontrolling interests, principally related to SGG. The increased issuances in 2019 were primarily related to the acquisition of midstream natural gas assets. See details disclosed in the "Acquisition Financing" section of Note 15 to the Consolidated Financial Statements in Item 8. of this Report, "Long-Term Debt."
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
DTE Energy has approximately $687 million in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.6 billion of available liquidity at December 31, 2019, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $300 million in 2020. At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates up to $185 million of these equity issuances will be made through contributions to the qualified pension plans, including $160 million of DTE Electric contributions. DTE Energy does not anticipate making any contributions to the other postretirement plans in 2020. Any additional equity issuances are expected to be made through other employee benefit plans.

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $527 million.
DTE Energy believes it will have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet future operating cash and capital expenditure needs. However, virtually all DTE Energy's businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
See Notes 10, 11, 15, 17, 19, and 21 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters," "Income Taxes," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.

Contractual Obligations
The following table details DTE Energy's, including DTE Electric's, contractual obligations for debt redemptions, leases, purchase obligations, and other long-term obligations as of December 31, 2019:

	Total	2020	2021-2022	2023-2024	2025 and Thereafter
	(In millions)
Long-term debt:
Mortgage bonds, notes, and other(a)	$15,575	$682	$3,178	$2,602	$9,113
Junior subordinated debentures(b)	1,180	—	—	—	1,180
Finance lease obligations	17	5	6	2	4
Interest	11,221	652	1,210	1,012	8,347
Stock purchase contract	156	52	104	—	—
Operating leases	193	38	56	32	67
Electric, gas, fuel, transportation, and storage purchase obligations(c)	4,720	1,849	1,406	607	858
Long-term DTE Electric renewable energy power purchase agreements(d)(e)	1,028	80	160	160	628
Other long-term obligations(f)(g)(h)	1,316	1,223	60	16	17
Total obligations	$35,406	$4,581	$6,180	$4,431	$20,214
_______________________________________

(a)	Excludes $24 million of unamortized debt discount and $91 million of unamortized debt issuance costs.

(b)	Excludes $34 million of unamortized debt issuance costs.

(c)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(d)
The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 29% to 100%.

(e)	Excludes a power purchase agreement with a non-utility affiliate of DTE Energy.

(f)	Includes liabilities for unrecognized tax benefits of $10 million.

(g)	Excludes other long-term liabilities of $220 million not directly derived from contracts or other agreements.

(h)
At December 31, 2019, DTE Energy met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for the defined benefit pension plans. DTE Energy may contribute more than the minimum funding requirements for the pension plans and may also make contributions to the other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the "Capital Resources and Liquidity" and "Critical Accounting Estimates" sections herein and in Note 21 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."

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

In October 2019, Moody's Investors Service downgraded DTE Energy's unsecured debt rating from Baa1 to Baa2 following DTE Energy's announcement to acquire midstream natural gas assets. Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions," for additional information. We do not expect the downgrade to negatively impact DTE Energy's liquidity or access to the capital markets.
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
See Note 10 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters."
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2019 and 2018. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
See Notes 13 and 14 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
For Step 1 of the test, DTE Energy estimates the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. For certain reporting units, the fair values were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. The income approach includes a terminal value that utilizes an assumed long-term growth rate approach, which incorporates management's assumptions regarding sustainable long-term growth of the reporting units. The income approach cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance.
One of the most significant assumptions utilized in determining the fair value of reporting units under the market approach is implied market multiples for certain peer companies. Management selects comparable peers based on each peer’s primary business mix, operations, and market capitalization compared to the applicable reporting unit and calculates implied market multiples based on available projected earnings guidance and peer company market values as of the test date.
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
DTE Energy performed its annual impairment test as of October 1, 2019 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed.
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2019 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Valuation Methodology(b)(c)
	(In millions)
Electric	$1,208	55%	5%	DCF and market multiples analysis
Gas	743	51%	5%	DCF and market multiples analysis
Gas Storage and Pipelines	299	34%	7%	DCF and market multiples analysis
Power and Industrial Projects	26	69%	7%	DCF
Energy Trading	17	72%	9%	DCF
	$2,293
______________________________________

(a)	Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)
Discounted cash flows (DCF) incorporated 2020-2024 projected cash flows plus a calculated terminal value. For each of the reporting units, DTE Energy capitalized the terminal year cash flows at the weighted average costs of capital (WACC) less an assumed long-term growth rate of 2.0%. Management applied equal weighting to the DCF and market multiples analysis, where applicable, to determine the fair value of the respective reporting units.

(c)	Due to lack of market comparable information for the Power & Industrial and Energy Trading reporting units, DTE Energy did not perform a market multiples analysis.
DTE Energy recognized additional goodwill of $171 million at the Gas Storage and Pipelines reporting unit in the fourth quarter of 2019 as a result of the Blue Union and LEAP acquisition. For further discussion, see Note 4 to the Consolidated Financial Statements, "Acquisitions."

Business Combinations
The assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net assets acquired is recognized as goodwill. The fair value of the assets acquired and liabilities assumed are determined based on significant estimates and assumptions, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in future market prices. In some cases, DTE Energy engages independent third-party valuation firms to assist in determining the fair values. Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions."
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
DTE Energy had pension costs of $112 million in 2019, $148 million in 2018, and $172 million in 2017. Other postretirement benefit credits were $1 million in 2019, $36 million in 2018, and $31 million in 2017. Pension costs and other postretirement benefit credits for 2019 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.30% for the pension plans and other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2020 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 35% in equity markets, 42% in fixed income markets, including long duration bonds, and 23% invested in other assets. DTE Energy's 2020 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 35% in equity markets, 37% in fixed income markets, and 28% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is lowering its long-term rate of return assumption for the pension plans to 7.10% and lowering the other postretirement plans to 7.20% for 2020. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2020 given their respective asset allocations and DTE's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.

DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Favorable asset performance in 2019 resulted in unrecognized net gains. As of December 31, 2019, DTE Energy had $186 million of cumulative gains related to investment performance in prior years, that were not yet recognized in the calculation of the MRV of pension assets. For the other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of other postretirement benefit plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 3.28% for the pension and 3.29% for the other postretirement plans at December 31, 2019 compared to 4.40% for both the pension and other postretirement plans at December 31, 2018.
DTE Energy changed the mortality assumption as of December 31, 2019 to reflect the updated MP-2019 projection scale. The mortality assumptions used at December 31, 2019 are the RP-2014 mortality table projected back to 2006 using Scale MP-2014, projected forward to 2015 using Scale MP-2017 and projected beyond 2015 using Scale MP-2019 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates the 2020 total pension costs will be approximately $120 million in 2020, compared to $112 million in 2019. The increase in total pension costs is primarily due to lower discount rates, offset by favorable asset returns. The 2020 other postretirement benefit credit will be approximately $40 million compared to $1 million in 2019.
The health care trend rates for DTE Energy assume 6.75% for pre-65 participants and 7.25% for post-65 participants for 2020, trending down to 4.50% for both pre-65 and post-65 participants in 2032.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2019 pension costs by approximately $45 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2019 pension costs by approximately $22 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2019 other postretirement credit by approximately $17 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2019 other postretirement credit by approximately $21 million. Lowering the health care cost trend assumptions by one percentage point would have increased the other postretirement credit for 2019 by approximately $4 million.
The value of the qualified pension and other postretirement benefit plan assets was $6.8 billion at December 31, 2019 and $6.0 billion at December 31, 2018. At December 31, 2019, DTE Energy's qualified pension plans were underfunded by $677 million and its other postretirement benefit plans were overfunded by $68 million. In 2019, the funded status of the pension plans improved as plan sponsor contributions and favorable asset returns were partially offset by a decrease in discount rates. The funded status of the other postretirement benefit plans improved as favorable asset returns and favorable healthcare experience were partially offset by a decrease in discount rates.

Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy made contributions to its qualified pension plans of $150 million in 2019 and $175 million in 2018. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $185 million in 2020 and up to $458 million over the next five years. DTE Energy did not make other postretirement benefit plan contributions in 2019 or 2018. DTE Energy does not anticipate making any contributions to its other postretirement plans in 2020 or over the next five years. The planned pension contributions will be made in cash and/or DTE Energy common stock.
See Note 21 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."
Legal Reserves
The Registrants are involved in various legal proceedings, claims, and litigation arising in the ordinary course of business. The Registrants regularly assess their liabilities and contingencies in connection with asserted or potential matters and establish reserves when appropriate. Legal reserves are based upon the Registrants' management’s assessment of pending and threatened legal proceedings and claims against the Registrants.
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2019 and 2018 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
See Note 11 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes."
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements in Item 8 of this Report, "New Accounting Pronouncements."
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 13 and 14 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 13 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value."
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2018	$(23)
Reclassified to realized upon settlement	(49)
Changes in fair value recorded to income	55
Amounts recorded to unrealized income	6
Changes in fair value recorded in regulatory liabilities	2
Option premiums paid (received) and other	—
Amounts recorded in other comprehensive income, pretax	3
Change in collateral	17
MTM at December 31, 2019	$5
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2023 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2020	2021	2022	2023 and Beyond	Total Fair Value
	(In millions)
Level 1	$(8)	$(5)	$(2)	$(1)	$(16)
Level 2	18	—	(2)	1	17
Level 3	40	6	5	(47)	4
MTM before collateral adjustments	$50	$1	$1	$(47)	5
Collateral adjustments					—
MTM at December 31, 2019					$5

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
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of December 31, 2019, PG&Es account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of December 31, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $101 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $74 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. DTE has not identified subsequent facts or circumstances that would cause a change to these conclusions through December 31, 2019. DTE Energy’s assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
Allowance for Doubtful Accounts
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

The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2019:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$259	$—	$259
BBB+ and BBB	197	—	197
BBB-	34	—	34
Total Investment Grade	490	—	490
Non-investment grade(b)	5	—	5
Internally Rated — investment grade(c)	324	(1)	323
Internally Rated — non-investment grade(d)	13	—	13
Total	$832	$(1)	$831
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

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 15% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of December 31, 2019, DTE Energy had a floating rate debt-to-total debt ratio of 4.8%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2019 and 2018 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2019	2018	2019	2018	Change in the Fair Value of
	(In millions)
Gas contracts	$6	$8	$(6)	$(8)	Commodity contracts
Power contracts	$4	$10	$(5)	$(10)	Commodity contracts
Environmental contracts	$(3)	$—	$3	$—	Commodity contracts
Interest rate risk — DTE Energy	$(698)	$(596)	$724	$625	Long-term debt
Interest rate risk — DTE Electric	$(286)	$(277)	$305	$300	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 14 to the Consolidated Financial Statements in Item 8 of this Report, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management has excluded the acquisition of M5 Louisiana Gathering, LLC and its wholly owned subsidiaries (“Blue Union and LEAP”) from the Company’s assessment of internal control over financial reporting as of December 31, 2019 as it was acquired by the Company in an acquisition on December 4, 2019. Blue Union and LEAP represent approximately 3% of consolidated total assets as of December 31, 2019 and less than 1% of total revenues and other income for the year ended December 31, 2019. We plan to fully integrate the acquired businesses into our internal control over financial reporting in 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2019, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited DTE Energy’s financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

As described in Management’s report on internal control over financial reporting, management has excluded the acquisition of M5 Louisiana Gathering, LLC and its wholly owned subsidiaries from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in a business combination during 2019. We have also excluded M5 Louisiana Gathering, LLC and its wholly owned subsidiaries from our audit of internal control over financial reporting. M5 Louisiana Gathering, LLC and its wholly owned subsidiaries are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of M5 Louisiana Gathering, LLC - Customer Relationship Intangible Assets
As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of M5 Louisiana Gathering, LLC for $2.74 billion in 2019, which resulted in $1.47 billion of customer relationship intangible assets being recorded. The fair value of the intangible assets acquired was estimated by applying the income approach based upon discounted projected future cash flows attributable to the existing contracts and agreements.  Key management estimates and inputs include revenue and expense projections and discount rates based on the risks associated with the entities. The intangible assets are amortized on a straight-line basis over a period of 40 years, which is based on the number of years the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts with a weighted-average amortization life of 13 years and expected renewal rates, based on the estimated volume and production lives of gas resources in the region.
The principal considerations for our determination that performing procedures relating to the acquisition of M5 Gathering - customer relationship intangible assets is a critical audit matter are there was significant judgment by management in determining the fair value of the intangible assets acquired, which includes significant estimates and inputs related to revenue and expense projections, discount rates, and expected renewal rates of existing customer contracts.  This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to these estimates and inputs. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the significant estimates and inputs related to the valuation of the intangible assets, including revenue and expense projections, discount rates, and expected renewals rates of existing customer contracts.  These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the intangible assets; and (iii) testing management’s cash flow projections used to estimate the fair value of the intangible assets, including testing customer renewal rate assumptions included in the projections. Testing management’s process included evaluating the appropriateness of the valuation method and the reasonableness of significant estimates and inputs, including the revenue and expense projections, expected renewal rates, and the discount rate for the intangible assets.  Evaluating the reasonableness of these assumptions included agreeing revenue projections, consisting of pricing and minimum volume commitments, to customer contracts, comparing projections to prior year actual results and obtaining support for the expected renewal rates which included analyzing industry data on the production lives of the reserves in the region. We used professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the valuation method and discount rates.
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 10 to the consolidated financial statements, the Company recorded $4.176 million of regulatory assets and $3.329 million of regulatory liabilities as of December 31, 2019. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
The principal considerations for our determination that performing procedures relating to the accounting for the effects of new, or changes to existing, regulatory matters is a critical audit matter are there was significant judgment by management in assessing the potential outcome and resulting accounting implications of new, or changes to existing, regulatory matters. This in turn led to significant audit judgment and effort in evaluating the appropriateness of management’s assessment and audit evidence obtained related to the assessment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment and implementation of new regulatory matters or changes to existing regulatory matters. These procedures also included, among others, assessing (i) the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations and (ii) the appropriateness of disclosures in the consolidated financial statements. Testing regulatory assets and liabilities, including those subject to pending rate orders, involved considering the provisions and formulas outlined in the rate orders, other regulatory correspondence, and the application of relevant regulatory precedents.
Valuation of Level 3 Derivative Instruments
As described in Notes 13 and 14 to the consolidated financial statements, the fair value of level 3 derivative assets was $160 million and the fair value of level 3 derivative liabilities was $156 million as of December 31, 2019. Contracts classified as derivative instruments include electricity, natural gas, oil, certain environmental contracts, certain coal forwards, futures, options, swaps, and foreign currency exchange contracts. The fair value estimate of level 3 assets and liabilities consist of unobservable inputs, and the fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Management primarily uses a discounted cash flow valuation technique to value level 3 assets and liabilities, which include forward basis prices as unobservable inputs. Other inputs to the valuation model include commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality, and basis differential factors.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 derivative instruments is a critical audit matter are there was significant judgment by management to determine the fair value of these instruments due to the use of internally-developed models or methodologies, which included significant assumptions related to forward basis prices, commodity market prices, broker quotes, and basis differential factors. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to the valuation, and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 derivative instruments, including controls over the models and methodologies, data, and significant assumptions. These procedures also included, among others, testing the underlying data used in the estimate, evaluating the appropriateness of the models and methodologies, and evaluating the reasonableness of significant assumptions used by management in developing the fair value measurement related to forward basis prices, commodity market prices, broker quotes, and basis differential factors. We used professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the internally developed models and methodologies, including assessing the methodology used to develop forward basis prices and assessing the key inputs and assumptions used in the models, including commodity market prices, broker quotes, and basis differential factors.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 5, 2020

We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$6,638	$6,670	$6,434
Non-utility operations	6,031	7,542	6,173
	12,669	14,212	12,607

Operating Expenses
Fuel, purchased power, and gas — utility	1,798	1,981	1,881
Fuel, purchased power, and gas — non-utility	5,053	6,630	5,283
Operation and maintenance	2,419	2,451	2,270
Depreciation and amortization	1,263	1,124	1,030
Taxes other than income	414	405	391
Asset (gains) losses and impairments, net	15	27	41
	10,962	12,618	10,896
Operating Income	1,707	1,594	1,711

Other (Income) and Deductions
Interest expense	641	559	536
Interest income	(17)	(12)	(12)
Non-operating retirement benefits, net	39	37	65
Other income	(350)	(333)	(268)
Other expenses	70	127	103
	383	378	424
Income Before Income Taxes	1,324	1,216	1,287

Income Tax Expense	152	98	175

Net Income	1,172	1,118	1,112

Less: Net Income (Loss) Attributable to Noncontrolling Interests	3	(2)	(22)

Net Income Attributable to DTE Energy Company	$1,169	$1,120	$1,134

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.32	$6.18	$6.32

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.31	$6.17	$6.32

Weighted Average Common Shares Outstanding
Basic	185	181	179
Diluted	185	181	179
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net Income	$1,172	$1,118	$1,112

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $2, and $5, respectively	8	8	10
Net unrealized gains (losses) on derivatives during the period, net of taxes of $(4), $—, and $—, respectively	(12)	(1)	1
Net unrealized gains on investments during the period, net of taxes of $—, $—, and $1, respectively	—	—	1
Foreign currency translation	1	(2)	1
Other comprehensive income (loss)	(3)	5	13

Comprehensive income	1,169	1,123	1,125
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	(2)	(22)
Comprehensive Income Attributable to DTE Energy Company	$1,166	$1,125	$1,147
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$93	$71
Restricted cash	—	5
Accounts receivable (less allowance for doubtful accounts of $91 for both periods)
Customer	1,642	1,789
Other	245	108
Inventories
Fuel and gas	373	406
Materials and supplies	386	405
Derivative assets	133	102
Regulatory assets	5	153
Other	209	221
	3,086	3,260
Investments
Nuclear decommissioning trust funds	1,661	1,378
Investments in equity method investees	1,862	1,771
Other	265	219
	3,788	3,368
Property
Property, plant, and equipment	35,072	31,810
Accumulated depreciation and amortization	(9,755)	(10,160)
	25,317	21,650
Other Assets
Goodwill	2,464	2,293
Regulatory assets	4,171	4,568
Intangible assets	2,393	849
Notes receivable	202	64
Derivative assets	41	31
Prepaid postretirement costs	69	45
Operating lease right-of-use assets	169	—
Other	182	160
	9,691	8,010
Total Assets	$41,882	$36,288
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,076	$1,329
Accrued interest	147	127
Dividends payable	195	172
Short-term borrowings	828	609
Current portion long-term debt, including finance leases	687	1,499
Derivative liabilities	83	67
Regulatory liabilities	65	126
Operating lease liabilities	33	—
Acquisition related deferred payment	379	—
Other	504	509
	3,997	4,438
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	14,778	10,982
Junior subordinated debentures	1,146	1,145
Finance lease obligations	11	7
	15,935	12,134
Other Liabilities
Deferred income taxes	2,315	1,975
Regulatory liabilities	3,264	2,922
Asset retirement obligations	2,672	2,469
Unamortized investment tax credit	166	138
Derivative liabilities	86	89
Accrued pension liability	808	837
Nuclear decommissioning	249	205
Operating lease liability	127	—
Other	427	364
	10,114	8,999
Commitments and Contingencies (Notes 10 and 19)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 192,208,533 and 181,925,281 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	5,233	4,245
Retained earnings	6,587	6,112
Accumulated other comprehensive loss	(148)	(120)
Total DTE Energy Company Equity	11,672	10,237
Noncontrolling interests	164	480
Total Equity	11,836	10,717
Total Liabilities and Equity	$41,882	$36,288
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating Activities	(In millions)
Net Income	$1,172	$1,118	$1,112
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,263	1,124	1,030
Nuclear fuel amortization	60	45	53
Allowance for equity funds used during construction	(24)	(28)	(23)
Deferred income taxes	329	114	196
Equity earnings of equity method investees	(111)	(132)	(102)
Dividends from equity method investees	160	74	74
Asset (gains) losses and impairments, net	14	29	38
Changes in assets and liabilities:
Accounts receivable, net	49	(44)	(252)
Inventories	59	(32)	(4)
Prepaid postretirement benefit costs	(24)	(45)	—
Accounts payable	(288)	146	129
Accrued pension liability	(29)	(87)	(228)
Accrued postretirement liability	—	(61)	25
Derivative assets and liabilities	(28)	31	(94)
Regulatory assets and liabilities	160	15	217
Other current and noncurrent assets and liabilities	(113)	413	(54)
Net cash from operating activities	2,649	2,680	2,117
Investing Activities
Plant and equipment expenditures — utility	(2,724)	(2,439)	(2,037)
Plant and equipment expenditures — non-utility	(273)	(274)	(213)
Acquisition, net of cash acquired	(2,470)	—	—
Proceeds from sale of nuclear decommissioning trust fund assets	788	1,203	1,240
Investment in nuclear decommissioning trust funds	(794)	(1,188)	(1,226)
Distributions from equity method investees	10	9	10
Contributions to equity method investees	(149)	(637)	(299)
Notes receivable	(98)	2	1
Other	(22)	(23)	(38)
Net cash used for investing activities	(5,732)	(3,347)	(2,562)
Financing Activities
Issuance of long-term debt, net of issuance costs	2,506	1,432	1,398
Redemption of long-term debt	(821)	(105)	(385)
Issuance of equity units, net of issuance costs	1,265	—	—
Short-term borrowings, net	219	(12)	122
Issuance of common stock	1,023	—	—
Repurchase of common stock	—	—	(51)
Dividends on common stock	(692)	(620)	(592)
Contributions from noncontrolling interests, principally REF entities	38	53	50
Distributions to noncontrolling interests	(59)	(48)	(40)
Purchases of noncontrolling interest, principally SGG	(300)	—	—
Other	(79)	(46)	(81)
Net cash from financing activities	3,100	654	421
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	17	(13)	(24)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	76	89	113
Cash, Cash Equivalents, and Restricted Cash at End of Period	$93	$76	$89

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$595	$572	$495
Income taxes	$18	$(26)	$4
Supplemental disclosure of non-cash investing and financing activities(a)
Plant and equipment expenditures in accounts payable	$311	$307	$295
Premium on equity units	$150	$—	$—
_______________________________________

(a)	See Note 15 to the Consolidated Financial Statements, "Long-Term Debt" for additional non-cash financing activity related to the remarketing of RSNs.
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
Net Income (Loss)	—	—	1,134	—	(22)	1,112
Dividends declared on common stock ($3.36 per Common Share)	—	—	(602)	—	—	(602)
Repurchase of common stock	(524)	(51)	—	—	—	(51)
Other comprehensive income, net of tax	—	—	—	13	—	13
Stock-based compensation, net contributions from noncontrolling interests, and other	478	10	(3)	—	12	19
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	1,120	—	(2)	1,118
Dividends declared on common stock ($3.60 per Common Share)	—	—	(653)	—	—	(653)
Issuance of common stock	255	26	—	—	—	26
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net contributions from noncontrolling interests, and other	532	55	(3)	—	4	56
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	1,169	—	3	1,172
Dividends declared on common stock ($3.85 per Common Share)	—	—	(714)	—	—	(714)
Issuance of common stock	8,634	1,014	—	—	—	1,014
Premium on equity units	—	(150)	—	—	—	(150)
Issuance costs of equity units	—	(30)	—	—	—	(30)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	835	57	(5)	—	(22)	30
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2019, DTE Electric's internal control over financial reporting was effective based on those criteria.
This annual report does not include an audit report of DTE Electric's independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by DTE Electric's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit DTE Electric to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 5, 2020

We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating Revenues	$5,224	$5,298	$5,102

Operating Expenses
Fuel and purchased power — utility	1,390	1,552	1,454
Operation and maintenance	1,452	1,470	1,428
Depreciation and amortization	946	836	753
Taxes other than income	310	307	302
Asset (gains) losses and impairments, net	13	(1)	—
	4,111	4,164	3,937
Operating Income	1,113	1,134	1,165

Other (Income) and Deductions
Interest expense	313	283	274
Interest income	(2)	—	—
Non-operating retirement benefits, net	(1)	—	—
Other income	(107)	(83)	(77)
Other expenses	56	77	40
	259	277	237
Income Before Income Taxes	854	857	928

Income Tax Expense	138	193	327

Net Income	$716	$664	$601
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net Income	$716	$664	$601
Other comprehensive income, net of tax:
Net unrealized gains on investments during the period, net of taxes of $—, $—, and $1, respectively	—	—	1
Other comprehensive income	—	—	1
Comprehensive Income	$716	$664	$602
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$12	$18
Accounts receivable (less allowance for doubtful accounts of $46 and $53, respectively)
Customer	729	750
Affiliates	25	11
Other	41	54
Inventories
Fuel	187	171
Materials and supplies	280	279
Regulatory assets	5	148
Other	78	89
	1,357	1,520
Investments
Nuclear decommissioning trust funds	1,661	1,378
Other	38	34
	1,699	1,412
Property
Property, plant, and equipment	24,279	22,747
Accumulated depreciation and amortization	(6,706)	(7,310)
	17,573	15,437
Other Assets
Regulatory assets	3,448	3,829
Intangible assets	15	21
Prepaid postretirement costs — affiliates	266	189
Operating lease right-of-use assets	87	—
Other	143	121
	3,959	4,160
Total Assets	$24,588	$22,529
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2019	2018
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$59	$71
Other	406	441
Accrued interest	84	74
Current portion long-term debt, including finance leases	636	4
Regulatory liabilities	40	98
Short-term borrowings
Affiliates	97	101
Other	354	149
Operating lease liabilities	12	—
Other	155	139
	1,843	1,077
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,548	6,538
Finance lease obligations	4	7
	6,552	6,545
Other Liabilities
Deferred income taxes	2,355	2,246
Regulatory liabilities	2,546	2,171
Asset retirement obligations	2,447	2,271
Unamortized investment tax credit	166	137
Nuclear decommissioning	249	205
Accrued pension liability — affiliates	717	718
Accrued postretirement liability — affiliates	367	278
Operating lease liabilities	67	—
Other	84	88
	8,998	8,114
Commitments and Contingencies (Notes 10 and 19)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,234 shares issued and outstanding for both periods)	4,811	4,631
Retained earnings	2,384	2,162
Total Shareholder's Equity	7,195	6,793
Total Liabilities and Shareholder's Equity	$24,588	$22,529
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating Activities	(In millions)
Net Income	$716	$664	$601
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	946	836	753
Nuclear fuel amortization	60	45	53
Allowance for equity funds used during construction	(22)	(19)	(18)
Deferred income taxes	97	189	345
Asset (gains) losses and impairments, net	13	—	—
Changes in assets and liabilities:
Accounts receivable, net	20	33	(80)
Inventories	(17)	15	31
Prepaid postretirement benefit costs — affiliates	(77)	(76)	1
Accounts payable	(57)	54	(2)
Accrued pension liability — affiliates	(1)	(93)	(197)
Accrued postretirement liability — affiliates	89	(33)	42
Regulatory assets and liabilities	139	4	202
Other current and noncurrent assets and liabilities	(197)	101	(147)
Net cash from operating activities	1,709	1,720	1,584
Investing Activities
Plant and equipment expenditures	(2,200)	(1,989)	(1,574)
Proceeds from sale of nuclear decommissioning trust fund assets	788	1,203	1,240
Investment in nuclear decommissioning trust funds	(794)	(1,188)	(1,226)
Other	(21)	(15)	18
Net cash used for investing activities	(2,227)	(1,989)	(1,542)
Financing Activities
Issuance of long-term debt, net of issuance costs	643	519	435
Redemption of long-term debt	—	—	(300)
Capital contribution by parent company	180	325	100
Short-term borrowings, net — affiliate	(4)	(15)	(1)
Short-term borrowings, net — other	205	(89)	176
Dividends on common stock	(494)	(461)	(432)
Other	(18)	(7)	(18)
Net cash from (used for) financing activities	512	272	(40)
Net Increase (Decrease) in Cash and Cash Equivalents	(6)	3	2
Cash and Cash Equivalents at Beginning of Period	18	15	13
Cash and Cash Equivalents at End of Period	$12	$18	$15

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$295	$283	$252
Income taxes	$46	$—	$(16)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$192	$181	$191
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
Net Income	—	—	—	601	—	601
Dividends declared on common stock	—	—	—	(432)	—	(432)
Other comprehensive income, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	100	—	—	100
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	664	—	664
Dividends declared on common stock	—	—	—	(461)	—	(461)
Capital contribution by parent company	—	—	325	—	—	325
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$—	$6,793
Net Income	—	—	—	716	—	716
Dividends declared on common stock	—	—	—	(494)	—	(494)
Capital contribution by parent company	—	—	180	—	—	180
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$—	$7,195
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Goodwill	DTE Energy
Note 7	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 8	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 9	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 10	Regulatory Matters	DTE Energy and DTE Electric
Note 11	Income Taxes	DTE Energy and DTE Electric
Note 12	Common Stock and Earnings Per Share	DTE Energy
Note 13	Fair Value	DTE Energy and DTE Electric
Note 14	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 15	Long-Term Debt	DTE Energy and DTE Electric
Note 16	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 17	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 18	Leases	DTE Energy and DTE Electric
Note 19	Commitments and Contingencies	DTE Energy and DTE Electric
Note 20	Nuclear Operations	DTE Energy and DTE Electric
Note 21	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 22	Stock-Based Compensation	DTE Energy and DTE Electric
Note 23	Segment and Related Information	DTE Energy
Note 24	Related Party Transactions	DTE Electric
Note 25	Supplementary Quarterly Financial Information (Unaudited)	DTE Energy and DTE Electric

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

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

DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the EGLE, and for DTE Energy, the CFTC.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2019, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2019, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and for DTE Energy, in Note 19 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 19 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2019 and 2018. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	December 31, 2019			December 31, 2018
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$16	$11	$27	$25	$14	$39
Restricted cash	—	—	—	—	5	5
Accounts receivable	8	19	27	9	37	46
Inventories	—	74	74	1	92	93
Property, plant, and equipment, net	410	33	443	395	46	441
Goodwill	25	—	25	25	—	25
Intangible assets	542	—	542	557	—	557
Other current and long-term assets	2	—	2	3	—	3
	$1,003	$137	$1,140	$1,015	$194	$1,209

LIABILITIES
Accounts payable and accrued current liabilities	$2	$13	$15	$3	$31	$34
Other current and long-term liabilities	7	7	14	9	10	19
	$9	$20	$29	$12	$41	$53
_____________________________________

(a)	Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at December 31, 2019 and 55% at December 31, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2019	2018
	(In millions)
Investments in equity method investees	$1,503	$1,425
Notes receivable	$21	$15
Future funding commitments	$63	$55

Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above. At December 31, 2019 and 2018, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $74 million and $59 million, respectively. The difference is being amortized over the life of the underlying assets.
DTE Energy equity method investees are described below:

	Investments		% Owned
Segment	2019	2018	2019	2018	Description
	(In millions)
Significant Equity Method Investees
Gas Storage and Pipelines
NEXUS Pipeline	$1,345	$1,260	50%	50%	256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. Also includes Generation Pipeline, a 23-mile pipeline located in northern Ohio
Vector Pipeline	131	123	40%	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers
Millennium Pipeline	209	202	26%	26%	263-mile pipeline serving markets in the Northeast
	1,685	1,585
Other Equity Method Investees
Other Segments	177	186
	$1,862	$1,771

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
For further information by segment, see Note 23 to the Consolidated Financial Statements, "Segment and Related Information."
The following table presents summarized financial information of subsidiaries not consolidated and 50 percent or less owned by DTE Energy. The amounts included in the table below represents 100% of the results of continuing operations of such entities accounted for under the equity method of accounting.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Summarized balance sheet data is as follows:

	December 31,
	2019	2018
	(In millions)
Current Assets	$374	$358
Non-current assets	$5,260	$5,101
Current Liabilities	$414	$391
Non-current liabilities	$698	$762
Summarized income statement data is as follows:

	December 31,
	2019	2018	2017
	(In millions)
Operating Revenues	$1,210	$883	$756
Operating Expenses	$853	$622	$561
Net Income	$313	$365	$254

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
The following is a summary of DTE Energy's Other income:

	2019	2018	2017
	(In millions)
Income from REF entities	$130	$98	$77
Equity earnings of equity method investees	111	132	102
Gains from equity securities	37	6	26
Contract services	29	51	19
Allowance for equity funds used during construction	24	28	23
Other	19	18	21
	$350	$333	$268

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of DTE Electric's Other income:

	2019	2018	2017
	(In millions)
Gains from equity securities allocated from DTE Energy	$37	$6	$26
Contract services	32	51	21
Allowance for equity funds used during construction	22	19	18
Other	16	7	12
	$107	$83	$77

For information on equity earnings of equity method investees by segment, see Note 23 to the Consolidated Financial Statements, "Segment and Related Information."
Accounting for ISO Transactions
DTE Electric participates in the energy market through MISO. MISO requires that DTE Electric submit hourly day-ahead, real-time, and FTR bids and offers for energy at locations across the MISO region. DTE Electric accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time, and FTR markets. In any single hour, transactions in each of the MISO energy markets are netted based on MWh to determine if DTE Electric is in a net sale or purchase position. Net purchases are recorded in Fuel, purchased power, and gas — utility and net sales are recorded in Operating Revenues — Utility operations on the Registrants' Consolidated Statements of Operations.
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
DTE Electric and Energy Trading record accruals for future net purchases adjustments based on historical experience and reconcile accruals to actual costs when invoices are received from MISO and other ISOs and RTOs.
Derivatives
Energy Trading classifies derivative transactions as revenue or expense based on the intent of the transaction (buy or sell). Revenues are recorded on a gross or net basis within the income statement depending upon whether it represents a non-trading activity or trading activity, respectively. For additional information, refer to Note 14 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." For the years ended December 31, 2019 and 2018, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of new accounting pronouncements for DTE Energy were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2019 and 2018:

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Loss on Investments	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2017	$(3)	$(2)	$(110)	$(5)	$(120)
Other comprehensive loss before reclassifications	(2)	—	(1)	(2)	(5)
Amounts reclassified from Accumulated other comprehensive income (loss)	1	—	9	—	10
Net current-period Other comprehensive income (loss)	(1)	—	8	(2)	5
Implementation of ASU 2016-01	(7)	2	—	—	(5)
Balance, December 31, 2018	$(11)	$—	$(102)	$(7)	$(120)
Other comprehensive income (loss) before reclassifications	(14)	—	(7)	1	(20)
Amounts reclassified from Accumulated other comprehensive income (loss)	2	—	15	—	17
Net current-period Other comprehensive income (loss)	(12)	—	8	1	(3)
Implementation of ASU 2018-02	(2)	—	(23)	—	(25)
Balance, December 31, 2019	$(25)	$—	$(117)	$(6)	$(148)
______________________________________

(a)	All amounts are net of tax, except for Foreign currency translation.

(b)
The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 21 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets").

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
DTE Energy unbilled revenues of $0.9 billion and $1.0 billion at December 31, 2019 and 2018, respectively, include $263 million and $264 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
Notes Receivable
Notes receivable, or financing receivables, for DTE Energy are primarily comprised of finance lease receivables and loans and are included in Notes receivable and Other current assets on DTE Energy’s Consolidated Statements of Financial Position. Notes receivable, or financing receivables, for DTE Electric are primarily comprised of loans.

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
DTE Gas' natural gas inventory of $40 million and $48 million as of December 31, 2019 and 2018, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $49 million and $113 million at December 31, 2019 and 2018, respectively.
Property, Retirement and Maintenance, and Depreciation and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads, and AFUDC for utility property. The cost of utility properties retired is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred.
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
See Note 7 to the Consolidated Financial Statements, "Property, Plant, and Equipment."
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2019			December 31, 2018
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Customer relationships	25 to 40 years(a)	$2,252	$(66)	$2,186	$779	$(44)	$735
Contract intangibles	6 to 26 years	268	(76)	192	159	(66)	93
		2,520	(142)	2,378	938	(110)	828

DTE Electric renewable energy credits	(b)	15	—	15	20	—	20
DTE Electric emission allowances	(b)	—	—	—	1	—	1
DTE Electric Long-term intangible assets		15	—	15	21	—	21

DTE Energy Long-term intangible assets		$2,535	$(142)	$2,393	$959	$(110)	$849

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
The following table summarizes DTE Energy's estimated customer relationship and contract intangible amortization expense expected to be recognized during each year through 2024:

	2020	2021	2022	2023	2024
	(In millions)
Estimated amortization expense	$82	$86	$86	$86	$86

DTE Energy amortizes customer relationship and contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $33 million in 2019, $27 million in 2018, and $29 million in 2017.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Investments in Debt and Equity Securities
The Registrants generally record investments in debt and equity securities at market value with unrealized gains or losses included in earnings. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to Regulatory assets or liabilities, due to a recovery mechanism from customers. The Registrants' equity investments are reviewed for impairment each reporting period. If the assessment indicates that an impairment exists, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 13 of the Consolidated Financial Statements, "Fair Value."
DTE Energy Foundation
There were no contributions made by DTE Energy to the DTE Energy Foundation for the year ended December 31, 2019. DTE Energy's charitable contributions to the DTE Energy Foundation were $22 million and $43 million for the years ended December 31, 2018 and 2017, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
5	Revenue
9	Asset Retirement Obligations
10	Regulatory Matters
11	Income Taxes
13	Fair Value
14	Financial and Other Derivative Instruments
18	Leases
21	Retirement Benefits and Trusteed Assets
22	Stock-Based Compensation

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. This guidance requires a lessee to account for leases as finance or operating leases and disclose key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition, depending on the lease classification. The Registrants adopted the standard on January 1, 2019 using the prospective approach. The standard provides a number of transition practical expedients of which the Registrants elected the package of three expedients that must be taken together, allowing entities to not reassess whether an agreement is a lease, to carryforward the existing lease classification, and to not reassess initial direct costs associated with existing leases; but did not elect to apply hindsight in determining lease term and impairment of the right-to-use assets. The Registrants also elected to not evaluate land easements under the new guidance at adoption if they were not previously accounted for as leases. These practical expedients apply to leases that commenced prior to January 1, 2019.
At adoption of the new standard, the Registrants recognized on the Consolidated Statements of Financial Position, right-of-use assets and lease liabilities for certain operating leases of approximately $137 million and $130 million, respectively, for DTE Energy and approximately $74 million and $67 million, respectively, for DTE Electric as of January 1, 2019. The right-of-use lease assets include $9 million of prepaid lease costs that have been reclassified from Other assets, current and noncurrent, and $2 million of deferred lease costs that have been reclassified from Other liabilities, current and noncurrent, for the Registrants. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Statements of Operations but required additional disclosures for leases. See Note 18 to the Consolidated Financial Statements, "Leases."

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
Recently Issued Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update replace the incurred loss impairment methodology in current generally accepted accounting principles with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The ASU requires entities to use the new methodology to measure impairment of financial instruments, including accounts receivable, and may result in earlier recognition of credit losses than under current generally accepted accounting principles. Entities will apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for the Registrants beginning after December 15, 2019, and interim periods therein. The Registrants will adopt the ASU on its effective date. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. The Registrants will adopt the ASU on its effective date. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. The Registrants will adopt the ASU on its effective date. The ASU may be applied using either a retrospective or prospective approach. The Registrants will apply the ASU prospectively, and are currently assessing the impact of this standard on their Consolidated Financial Statements.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update modify the requirements for determining whether a decision-making fee is a variable interest and require reporting entities to consider indirect interests held through related parties under common control on a proportional basis. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. The Registrants will adopt the ASU on its effective date. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — ACQUISITIONS
Electric Segment Acquisition
Effective September 12, 2019, DTE Sustainable Generation closed on the purchase of an 89 MW renewable energy project located in Michigan from Heritage Sustainable Energy in support of DTE Energy's renewable energy goals. Direct transaction costs primarily related to advisory fees were immaterial and are included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations. The fair value of consideration provided for the acquisition was approximately $175 million, of which $174 million has been paid in cash.
The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values as shown below:

(In millions)
Contract intangibles	$109
Property, plant, and equipment, net	60
Working capital	6
Total	$175

The intangible assets recorded pertain to existing customer contracts and were estimated by applying the income approach, based on discounted projected cash flows attributable to the existing agreements. The contract intangible assets are amortized on a straight-line basis with useful lives ranging from 11 years to 13 years, which is based on the remaining number of years the assets are expected to economically contribute to the business. The pro forma financial information has not been presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.
In conjunction with the above acquisition, DTE Sustainable Generation closed on a purchase and sale agreement with Heritage Sustainable Energy in January 2020 to acquire an additional renewable energy project for approximately $33 million paid in cash.
The acquired projects are non-utility operations and related revenues are classified accordingly as Operating Revenues - Non-utility operations within DTE Energy's Consolidated Statements of Operations and the Electric segment results of operations. Refer to Note 23 to the Consolidated Financial Statements, "Segment and Related Information."
Gas Storage and Pipelines Segment Acquisitions
Generation Pipeline Acquisition
Effective September 20, 2019, NEXUS closed on the purchase of Generation Pipeline, LLC, a pipeline system regulated by the Public Utilities Commission of Ohio. The 23-mile pipeline system supplies gas to industrial customers in the Toledo, OH area, has existing interconnects with ANR Pipeline Company and Panhandle Eastern Pipeline Company, and is located four miles from NEXUS. Total consideration paid for the acquired entity was approximately $163 million, of which DTE Energy's portion was 50%. DTE Energy accounts for its ownership interest in NEXUS under the equity method, which now includes equity in earnings related to Generation Pipeline, LLC.
Blue Union and LEAP Acquisition
On December 4, 2019, DTE Energy closed on the purchase of midstream natural gas assets in support of its strategy to continue to grow and earn competitive returns for shareholders. DTE Energy purchased 100 percent of M5 Louisiana Gathering, LLC and its wholly owned subsidiaries from Momentum Midstream and Indigo Natural Resources. The acquisition includes the Blue Union and LEAP assets which provide natural gas gathering and other midstream services to producers located primarily in Louisiana.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The fair value of the consideration provided for the entities acquired was $2.74 billion and includes $2.36 billion paid in cash and an estimated $378 million of contingent consideration to be paid upon completion of a gathering pipeline in the second half of 2020. The contingent payment will range from $0 million to $385 million, with no payment due until the pipeline is completed. As of December 31, 2019, the liability for the contingent consideration payment and the related accretion expense of $1 million is included in a separate line in the Consolidated Statements of Financial Position. The acquisition was financed through the issuance of Equity Units, common stock, and Senior Notes. See Notes 12 and 15 to the Consolidated Financial Statements, "Common Stock and Earnings Per Share" and "Long-Term Debt," respectively, for more information. The acquired assets are part of DTE Energy's non-utility Gas Storage and Pipelines segment.
The acquisition was accounted for using the acquisition method of accounting for business combinations. The allocation of the purchase price included in the Consolidated Statements of Financial Position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and the liabilities assumed. The purchase price is subject to (i) final working capital settlement adjustments, and (ii) resolution of any indemnification claims that might be deducted from the $100 million of cash consideration paid and held in escrow. As such, DTE Energy cannot estimate the potential amount of the additional revisions to the purchase price allocation in 2020. The excess purchase price over the fair value of net assets acquired totaled approximately $171 million and was classified as goodwill. The factors contributing to the recognition of goodwill are based on various strategic benefits that are expected to be realized from the Blue Union and LEAP acquisition. The acquisition will provide DTE Energy with a platform for midstream growth and access to further investment opportunities in the Haynesville basin. The goodwill is expected to be deductible for income tax purposes.
The preliminary allocation of the purchase price is based on estimated fair values of the Blue Union and LEAP assets acquired and liabilities assumed at the date of acquisition, December 4, 2019. The components of the preliminary purchase price allocation are as follows:

(In millions)
Assets
Cash	$62
Accounts receivable	31
Property, plant, and equipment, net	1,035
Goodwill	171
Customer relationship intangibles	1,473
Other current assets	1
$2,773
Liabilities
Accounts payable	$26
Acquisition related deferred payment	378
Other current liabilities	2
Asset retirement obligations	9
$415
Total cash consideration	$2,358

The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $1.47 billion as of the acquisition date. The fair value of the intangible assets acquired was estimated by applying the income approach. The income approach is based upon discounted projected future cash flows attributable to the existing contracts and agreements. The fair value measurement is based on significant unobservable inputs, including management estimates and assumptions, and thus represents a Level 3 measurement, pursuant to the applicable accounting guidance. Key estimates and inputs include revenue and expense projections and discount rates based on the risks associated with the entities. The intangible assets are amortized on a straight-line basis over a period of 40 years, which is based on the number of years the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts with a weighted-average amortization life of 13 years and expected renewal rates, based on the estimated volume and production lives of gas resources in the region. See Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies," for more information.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy has incurred $18 million of direct transaction costs for the year ended December 31, 2019. These costs are primarily related to advisory fees and are included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations. Additionally, DTE Energy has incurred $49 million of issuance costs related to the acquisition financing, of which $10 million are included in Mortgage bonds, notes, and other, and $39 million are included in Common Stock in DTE Energy's Consolidated Statements of Financial Position.
DTE Energy's 2019 Consolidated Statements of Operations include Operating Revenues — Non-utility operations of $15 million and Net Income of $3 million associated with the acquired entities for the one-month period following the acquisition date, excluding the $18 million transaction costs described above. The pro forma financial information has not been presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.

NOTE 5 — REVENUE
Significant Accounting Policy
Upon the adoption of Topic 606, revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered or the service is provided to the customer. For the years ended December 31, 2019 and 2018, recognition of revenue for the Registrants subsequent to the adoption of Topic 606 is substantially similar in amount and approach to that prior to adoption.
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
For discussion of derivative contracts, see Note 14 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	2019	2018
	(In millions)
Electric(a)
Residential	$2,427	$2,494
Commercial	1,795	1,794
Industrial	659	690
Other(b)	348	320
Total Electric operating revenues(c)	$5,229	$5,298

Gas
Gas sales	$1,043	$1,055
End User Transportation	219	232
Intermediate Transportation	78	58
Other(b)	142	91
Total Gas operating revenues(d)	$1,482	$1,436

Other segment operating revenues
Gas Storage and Pipelines(e)	$501	$485
Power and Industrial Projects(f)	$1,560	$2,204
Energy Trading(g)	$4,610	$5,557
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes revenue adjustments related to various regulatory mechanisms.

(c)
Includes $22 million under Alternative Revenue Programs and $19 million of other revenues, which are both outside the scope of Topic 606 for the year ended December 31, 2019 and includes $21 million under Alternative Revenue Programs and $20 million of other revenues, which are both outside the scope of Topic 606 for the year ended December 31, 2018.

(d)
Includes $8 million under Alternative Revenue Programs and $7 million of other revenues, which are both outside the scope of Topic 606 for the year ended December 31, 2019 and includes $2 million under Alternative Revenue Programs and $7 million of other revenues, which are both outside the scope of Topic 606 for the year ended December 31, 2018.

(e)	Includes revenues outside the scope of Topic 606 primarily related to $9 million of contracts accounted for as leases for the year ended December 31, 2019.

(f)
Includes revenues outside the scope of Topic 606 primarily related to $121 million and $125 million of contracts accounted for as leases for the years ended December 31, 2019 and December 31, 2018, respectively.

(g)	Includes revenues outside the scope of Topic 606 primarily related to $3.4 billion and $4.5 billion of derivatives for the years ended December 31, 2019 and December 31, 2018, respectively.
Nature of Goods and Services
The following is a description of principal activities, separated by reportable segments, from which DTE Energy generates revenue. For more detailed information about reportable segments, see Note 23 to the Consolidated Financial Statements, “Segment and Related Information.”
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Electric
Electric consists principally of DTE Electric. Electric revenues are primarily comprised of the supply and delivery of electricity, and related capacity. Revenues are primarily associated with cancelable contracts, with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. The Registrants have determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined utilizing approved tariff rates and estimated meter volumes. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class are known. Revenues are typically subject to tariff rates based upon customer class and type of service and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
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
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2019	$74
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	51
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(50)
Ending Balance, December 31, 2019	$75

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2020	$43
2021	6
2022	7
2023	6
2024	3
2025 and thereafter	10
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2020	$253	$8
2021	292	8
2022	232	7
2023	164	7
2024	126	7
2025 and thereafter	538	—
	$1,605	$37

Other Matters
The following table represents expenses recognized for estimated uncollectible accounts receivable:

	December 31,
	2019	2018
	(In millions)
DTE Energy	$111	$140
DTE Electric	$65	$85

NOTE 6 — GOODWILL
DTE Energy has goodwill resulting from business combinations.
The following is the summary of change in the carrying amount of goodwill for the years ended December 31:

	2019	2018
	(In millions)
Balance as of January 1	$2,293	$2,293
Goodwill attributable to Gas Storage and Pipelines 2019 acquisition of Blue Union and LEAP	171	—
Balance at December 31	$2,464	$2,293

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2019	2018
Property, plant, and equipment	(In millions)
DTE Electric
Generation	$12,028	$11,027
Distribution	9,715	9,153
Other	2,536	2,567
Total DTE Electric	24,279	22,747
DTE Gas
Distribution	4,164	3,823
Storage	570	548
Transmission and other	1,244	1,204
Total DTE Gas	5,978	5,575
Non-utility and other
Gas Storage and Pipelines	3,524	2,307
Power and Industrial Projects	1,108	1,070
Other	183	111
Non-utility and other	4,815	3,488
Total DTE Energy	35,072	31,810
Accumulated depreciation and amortization
DTE Electric
Generation	(3,460)	(3,609)
Distribution	(2,553)	(2,974)
Other	(693)	(727)
Total DTE Electric	(6,706)	(7,310)
DTE Gas
Distribution	(1,334)	(1,283)
Storage	(172)	(165)
Transmission and other	(409)	(404)
Total DTE Gas	(1,915)	(1,852)
Non-utility and other
Gas Storage and Pipelines	(459)	(390)
Power and Industrial Projects	(604)	(546)
Other	(71)	(62)
Non-utility and other	(1,134)	(998)
Total DTE Energy	(9,755)	(10,160)
Net DTE Energy Property, plant, and equipment	$25,317	$21,650
Net DTE Electric Property, plant, and equipment	$17,573	$15,437

The following is a summary of the Registrants' AFUDC and interest capitalized for the years ended December 31:

	DTE Energy		DTE Electric
	2019	2018	2019	2018
	(In millions)
Allowance for debt funds used during construction and interest capitalized	$15	$15	$10	$9
Allowance for equity funds used during construction	24	28	22	19
Total	$39	$43	$32	$28

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The composite depreciation rate for DTE Electric was approximately 4.0%, 3.7%, and 3.6% in 2019, 2018 and 2017, respectively. The composite depreciation rate for DTE Gas was 2.7% for all periods. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2019 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	34	38	N/A
DTE Gas	N/A	50	56

The estimated useful lives for DTE Electric's Other utility assets range from 3 to 80 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 3 to 70 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 2 to 55 years.
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2019	2018	2017
	(In millions)
Property, plant, and equipment	$997	$878	$829
Regulatory assets and liabilities	227	212	165
Intangible assets	33	27	29
Other	6	7	7
	$1,263	$1,124	$1,030
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2019	2018	2017
	(In millions)
Property, plant, and equipment	$748	$652	$615
Regulatory assets and liabilities	193	179	133
Other	5	5	5
	$946	$836	$753

Capitalized software costs are classified as Property, plant, and equipment and the related amortization is included in accumulated depreciation and amortization on the Registrants' Consolidated Financial Statements. The Registrants capitalize the costs associated with computer software developed or obtained for use in their businesses. The Registrants amortize capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 3 to 15 years for DTE Energy and 3 to 15 years for DTE Electric.
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Amortization expense of capitalized software	$123	$108	$101
Gross carrying value of capitalized software	$906	$905
Accumulated amortization of capitalized software	$520	$534

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Amortization expense of capitalized software	$112	$101	$93
Gross carrying value of capitalized software	$811	$799
Accumulated amortization of capitalized software	$462	$463

NOTE 8 — JOINTLY-OWNED UTILITY PLANT
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
DTE Electric's ownership information of the two utility plants as of December 31, 2019 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,220 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$1,903	$616
Accumulated depreciation (in millions)	$896	$193

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

NOTE 9 — ASSET RETIREMENT OBLIGATIONS
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
Changes to asset retirement obligations for 2019, 2018, and 2017 were as follows:

	2019	2018	2017
DTE Energy	(In millions)
Asset retirement obligations at January 1	$2,469	$2,320	$2,197
Accretion	149	140	131
Liabilities incurred	20	27	2
Liabilities settled	(17)	(16)	(6)
Revision in estimated cash flows	51	(2)	(4)
Asset retirement obligations at December 31	$2,672	$2,469	$2,320

	2019	2018	2017
DTE Electric	(In millions)
Asset retirement obligations at January 1	$2,271	$2,125	$2,012
Accretion	138	129	120
Liabilities incurred	1	27	1
Liabilities settled	(14)	(8)	(2)
Revision in estimated cash flows	51	(2)	(6)
Asset retirement obligations at December 31	$2,447	$2,271	$2,125

Approximately $2.1 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and returning the site to greenfield. This removal and greenfielding is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the Nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by DTE Electric. Contributions to the Fermi 1 trust are discretionary. For additional discussion of Nuclear decommissioning trust fund assets, see Note 13 to the Consolidated Financial Statements, "Fair Value."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 10 — REGULATORY MATTERS
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
Regulatory Assets and Liabilities
DTE Electric and DTE Gas are required to record Regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes could result in the discontinuance of this accounting treatment for Regulatory assets and liabilities for some or all of the Registrants' businesses and may require the write-off of the portion of any Regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of Regulatory assets and liabilities and that all Regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2019	2018	2019	2018
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$1,983	$1,961	$1,497	$1,476
Other postretirement costs	201	213	131	121
Fermi 2 asset retirement obligation	669	778	669	778
Recoverable undepreciated costs on retiring plants	657	630	657	630
Recoverable Michigan income taxes	189	201	152	161
Deferred environmental costs	66	69	—	—
Recoverable income taxes related to AFUDC equity	56	51	47	41
Unamortized loss on reacquired debt	56	60	40	43
Customer360 deferred costs	55	42	55	42
Energy Waste Reduction incentive	54	49	43	39
Nuclear Performance Evaluation and Review Committee Tracker	48	43	48	43
Enhanced Tree Trimming Program deferred costs	43	—	43	—
Other recoverable income taxes	20	23	20	23
Non-service pension and other postretirement costs	15	10	—	—
Transitional Reconciliation Mechanism	10	21	10	21
Accrued PSCR/GCR revenue	3	116	3	116
Removal costs asset	—	407	—	407
Other	51	47	38	36
	4,176	4,721	3,453	3,977
Less amount included in Current Assets	(5)	(153)	(5)	(148)
	$4,171	$4,568	$3,448	$3,829

	DTE Energy		DTE Electric
	2019	2018	2019	2018
Liabilities	(In millions)
Refundable federal income taxes	$2,359	$2,410	$1,911	$1,958
Removal costs liability	700	253	483	—
Negative other postretirement offset	93	101	69	79
Renewable energy	54	86	54	86
Non-service pension and other postretirement costs	46	22	21	11
Accrued PSCR/GCR refund	23	—	—	—
TCJA rate reduction liability	1	118	—	93
Other	53	58	48	42
	3,329	3,048	2,586	2,269
Less amount included in Current Liabilities	(65)	(126)	(40)	(98)
	$3,264	$2,922	$2,546	$2,171

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

ASSETS

•
Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as a Regulatory asset since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs.(a)

•
Fermi 2 asset retirement obligation — This obligation is for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)

•	Recoverable undepreciated costs on retiring plants — Deferral of estimated remaining balances associated with coal power plants expected to be retired by 2023.

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

•
Customer360 deferred costs — The MPSC approved the deferral and amortization of certain costs associated with implementing Customer360, an integrated software application that enables improved interface among customer service, billing, meter reading, credit and collections, device management, account management, and retail access. Amortization of deferred costs over a 15-year amortization period began after the billing system was put into operation during the second quarter of 2017.

•
Energy Waste Reduction incentive — DTE Electric and DTE Gas operate MPSC approved energy waste reduction programs designed to reduce overall energy usage by their customers. The utilities are eligible to earn an incentive by exceeding statutory savings targets. The utilities have consistently exceeded the savings targets and recognize the incentive as a regulatory asset in the period earned.(a)

•
Nuclear Performance Evaluation and Review Committee Tracker — Deferral and amortization of certain costs associated with oversight and review of DTE Electric's nuclear power generation program, including safety and regulatory compliance, nuclear leadership, nuclear facilities, as well as operation and financial performance, pursuant to the MPSC authorization. The approved five-year amortization period began January 1, 2018, with recovery through base rate filings.

•
Enhanced Tree Trimming Program deferred costs — The MPSC approved the deferral of costs for the first three years of a tree trimming surge, aimed at reducing the number and duration of customer interruptions.  The MPSC will review the surge program and amortization of deferred costs in future rate filings.

•
Other recoverable income taxes — Income taxes receivable from DTE Electric's customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric's rates. This asset will reverse over the remaining life of the related plant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

•
Non-service pension and other postretirement costs — Upon adoption of ASU 2017-07 on January 1, 2018, certain non-service costs are no longer capitalized into Property, Plant & Equipment. Such costs may be recorded to regulatory assets for ratemaking purposes and recovered as amortization expense based on the composite depreciation rate for plant-in-service.

•
Transitional Reconciliation Mechanism — The MPSC approved the recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system, effective July 1, 2014. Annual reconciliations are filed and surcharges are implemented to recover approved amounts.

•
Accrued PSCR/GCR revenue — Receivable for the temporary under-recovery of and carrying costs on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary under-recovery of and carrying costs on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.

•
Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.(a) Cost of removal is included within depreciation rates approved by the MPSC.  In connection with DTE Electric's recent rate order in 2019 which approved an updated depreciation study, DTE Electric re-measured the amount of historical depreciation expense that had been allocated between accumulated depreciation and cost of removal. The reallocation was performed following a settlement with the MPSC in which DTE Electric agreed to maintain specific, individual reserve accounts for the cost of removal for certain retiring plants. Based upon the reallocation, it was determined that the amounts collected for asset removal expenditures, as a component of depreciation, have exceeded actual asset removal expenditures.  Accordingly, DTE Electric reallocated amounts from accumulated depreciation to the removal cost regulatory balance resulting in a net Removal costs liability as of December 31, 2019.

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

•
Removal costs liability — The amount collected from customers for the funding of future asset removal activities. For 2019, the liability includes amounts previously reflected within the Removal costs asset for DTE Electric, as noted above.

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

•
Non-service pension and other postretirement costs — Upon adoption of ASU 2017-07 on January 1, 2018, certain non-service cost activity is no longer credited to Property, Plant & Equipment. Such costs may be recorded to regulatory liabilities for ratemaking purposes and refunded through credits to amortization expense based on the composite depreciation rate for plant-in-service.

•
Accrued PSCR/GCR refund - Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary over-recovery of and a return on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.

•
TCJA rate reduction liability — Due to the change in the corporate Federal income tax rate from 35% to 21%, DTE Electric and DTE Gas reduced rates charged to customers during 2018. A regulatory liability equal to the difference between revenues billed based on a 35% rate, and revenues based on a 21% rate, was accrued for the period January 1, 2018 through the date the lower rates were implemented. The refund of the liability occurred from January 1, 2019 through June 30, 2019.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

2018 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 6, 2018 requesting an increase in base rates of $328 million based on a projected twelve-month period ending April 30, 2020. The requested increase in base rates was primarily due to an increase in net plant resulting from infrastructure investments, depreciation expense, as requested in the 2016 DTE Electric Depreciation Case Filing, and reliability improvement projects. The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales, operation and maintenance expenses, and working capital. In addition, the rate filing requested an Infrastructure Recovery Mechanism to recover the incremental revenue requirement associated with certain distribution, fossil generation, and nuclear generation capital expenditures through 2022. Finally, as noted in the 2017 Tax Reform section below, DTE Electric proposed an amortization schedule for Calculation C in this filing. On February 1, 2019 DTE Electric reduced its initial requested increase in base rates to $248.6 million, primarily reflecting the reduction in requested depreciation expense resulting from the MPSC's approval of new depreciation rates. On May 2, 2019, the MPSC issued an order approving an annual revenue increase of $125 million for services rendered on or after May 9, 2019. The MPSC authorized a return on equity of 10.0%. In addition, the order approved the proposed amortization schedule for Calculation C but denied the requested Infrastructure Recovery Mechanism.
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
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. In 2018, MPSC orders for the first two steps, Credit A and Credit B, were issued for DTE Electric and DTE Gas. The third step is to perform Calculation C to address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas filed its Calculation C case on November 16, 2018 to reduce the annual revenue requirement by $12 million related to the amortization of deferred tax remeasurement. On August 20, 2019, the MPSC issued an order in this case approving a $13 million reduction to DTE Gas' annual revenue requirement. This reduction in revenue will be offset by a corresponding reduction in income tax expenses with the Consolidated Statement of Operations. DTE Electric proposed an amortization schedule for Calculation C in its general rate case filed July 6, 2018, which was approved by the MPSC in the May 2, 2019 rate order.
2019 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 25, 2019 requesting an increase in base rates of $204 million based on a projected twelve-month period ending September 30, 2021.  The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses.  The rate filing also requests an increase in return on equity from 10.0% to 10.5% and includes projected changes in sales and working capital.  A final MPSC order in this case is expected by September 2020.

NOTE 11 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $14 million and $8 million at December 31, 2019 and 2018, respectively.
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2019	2018	2017
DTE Energy	(In millions)
Income Before Income Taxes	$1,324	$1,216	$1,287
Income tax expense at statutory rate - 21% in 2019 and 2018 - 35% in 2017	$278	$255	$450
Production tax credits	(128)	(223)	(189)
Investment tax credits	(4)	(4)	(4)
TCJA regulatory liability amortization	(38)	—	—
Depreciation	2	2	(4)
Noncontrolling interests	—	2	8
AFUDC equity	(4)	(14)	(18)
Employee Stock Ownership Plan dividends	(3)	(3)	(5)
Stock based compensation	(7)	(3)	(14)
State and local income taxes, net of federal benefit	48	60	51
Enactment of the Tax Cuts and Jobs Act	—	21	(105)
Other, net	8	5	5
Income Tax Expense	$152	$98	$175
Effective income tax rate	11.5%	8.1%	13.6%

	2019	2018	2017
DTE Electric	(In millions)
Income Before Income Taxes	$854	$857	$928
Income tax expense at statutory rate - 21% in 2019 and 2018 - 35% in 2017	$179	$180	$325
Production tax credits	(45)	(35)	(36)
Investment tax credits	(4)	(3)	(4)
TCJA regulatory liability amortization	(35)	—	—
Depreciation	2	2	3
AFUDC equity	(4)	(3)	(5)
Employee Stock Ownership Plan dividends	(2)	(2)	(3)
State and local income taxes, net of federal benefit	49	49	48
Enactment of the Tax Cuts and Jobs Act	—	7	—
Other, net	(2)	(2)	(1)
Income Tax Expense	$138	$193	$327
Effective income tax rate	16.2%	22.5%	35.2%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Components of the Registrants' Income Tax Expense were as follows:

	2019	2018	2017
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(184)	$(17)	$(22)
State and other income tax	7	1	1
Total current income taxes	(177)	(16)	(21)
Deferred income tax expense
Federal	275	38	118
State and other income tax	54	76	78
Total deferred income taxes	329	114	196
	$152	$98	$175

	2019	2018	2017
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$25	$—	$(17)
State and other income tax	16	4	(1)
Total current income taxes	41	4	(18)
Deferred income tax expense
Federal	51	131	270
State and other income tax	46	58	75
Total deferred income taxes	97	189	345
	$138	$193	$327

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrant's Consolidated Financial Statements. Consistent with the original establishment of these deferred tax liabilities (assets), recognition of these non-cash transactions are not reflected in the Consolidated Statements of Cash Flows.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2019	2018	2019	2018
	(In millions)
Property, plant, and equipment	$(3,755)	$(3,462)	$(2,956)	$(2,840)
Regulatory assets and liabilities	(47)	(54)	4	(3)
Tax credit carry-forwards	1,161	1,178	252	250
Pension and benefits	300	311	258	258
Federal net operating loss carry-forward	276	117	—	2
State and local net operating loss carry-forwards	117	59	—	1
Investments in equity method investees	(465)	(216)	—	(1)
Other	138	125	87	87
	(2,275)	(1,942)	(2,355)	(2,246)
Less valuation allowance	(40)	(33)	—	—
Long-term deferred income tax liabilities	$(2,315)	$(1,975)	$(2,355)	$(2,246)

Deferred income tax assets	$2,264	$2,021	$865	$855
Deferred income tax liabilities	(4,579)	(3,996)	(3,220)	(3,101)
	$(2,315)	$(1,975)	$(2,355)	$(2,246)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Tax credit carry-forwards for DTE Energy include $1.01 billion of general business credits that expire from 2034 through 2039 and $153 million of alternative minimum tax credits that will be refundable over the next three years. The alternative minimum tax credits are production tax credits earned prior to 2006 but not utilized. The majority of these alternative minimum tax credits were generated from projects that had received a private letter ruling (PLR) from the IRS. These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Energy has a federal net operating loss carry-forward of $1.3 billion as of December 31, 2019. The net operating loss carry-forwards generated in 2015 and 2016 will expire from 2035 through 2036, and the net operating loss carry-forward generated in 2018 and subsequent years will be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $117 million and $59 million at December 31, 2019 and 2018, respectively. The state and local net operating loss carry-forwards expire from 2020 through 2039. DTE Energy has recorded valuation allowances at December 31, 2019 and 2018 of approximately $40 million and $33 million, respectively, which are primarily related to these deferred tax assets. In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Tax credit carry-forwards for DTE Electric include $252 million of general business credits that expire from 2036 through 2039. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has no state and local deferred tax assets related to net operating loss carry-forwards at December 31, 2019, while there was $1 million of state and local deferred tax assets related to net operating loss carry-forwards at December 31, 2018. No valuation allowance is required for DTE Electric's state and local net operating loss carry-forwards.
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
During the year ended December 31, 2018, DTE Energy and DTE Electric finalized their analysis and recorded true-up adjustments to the remeasurement of deferred taxes of $21 million and $7 million, respectively. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $17 million was attributable to the regulated utilities and increased Regulatory liabilities.
During 2019, DTE Electric and DTE Gas began amortizing excess deferred tax liabilities in accordance with orders issued by the Michigan Public Service Commission. Refer to Note 10 to the Consolidated Financial Statements, "Regulatory Matters," for further detail regarding these orders.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2019	2018	2017
DTE Energy	(In millions)
Balance at January 1	$10	$10	$10
Additions for tax positions of prior years	—	—	—
Balance at December 31	$10	$10	$10

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2019	2018	2017
DTE Electric	(In millions)
Balance at January 1	$13	$13	$13
Additions for tax positions of prior years	—	—	—
Balance at December 31	$13	$13	$13

DTE Energy had $8 million of unrecognized tax benefits at December 31, 2019 and 2018 that, if recognized, would favorably impact its effective tax rate. DTE Energy does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
DTE Electric had $10 million of unrecognized tax benefits at December 31, 2019 and 2018 that, if recognized, would favorably impact its effective tax rate. DTE Electric does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on their Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $4 million at December 31, 2019 and 2018. DTE Energy recognized interest expense related to income taxes of $1 million in 2019 and 2018, and a nominal amount in 2017. DTE Energy had accrued no penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $6 million and $5 million at December 31, 2019 and 2018, respectively. DTE Electric recognized interest expense related to income taxes of $1 million in 2019 and 2018, and a nominal amount in 2017. DTE Electric had accrued no penalties pertaining to income taxes.
In 2019, DTE Energy, including DTE Electric, settled a federal tax audit for the 2017 tax year. DTE Energy's federal income tax returns for 2018 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax returns for the years 2008-2011 and Michigan Corporate Income Tax returns for the year 2015 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

NOTE 12 — COMMON STOCK AND EARNINGS PER SHARE
Common Stock
On October 1, 2019, DTE Energy issued approximately 5.87 million shares of common stock under the stock repurchase contracts associated with DTE Energy's 2016 Series C Equity Units for $675 million. Refer to Note 15 to the Consolidated Financial Statements, "Long-Term Debt" for additional information.
In conjunction with the acquisition of Blue Union and LEAP, in November 2019 DTE Energy issued 2.76 million shares of common stock at $126.00 per share grossing $348 million. Net proceeds from the offering were approximately $339 million. Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions" for additional information.
Earnings per Share
Basic earnings per share is calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy's participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units, performance shares, and stock options do not receive cash dividends; as such, these awards are not considered participating securities. For additional information, see Notes 15 and 22 to the Consolidated Financial Statements, "Long-Term Debt" and "Stock-Based Compensation," respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2019	2018	2017
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$1,169	$1,120	$1,134
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — basic	$1,167	$1,118	$1,132

Average number of common shares outstanding — basic	185	181	179
Basic Earnings per Common Share	$6.32	$6.18	$6.32

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$1,169	$1,120	$1,134
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — diluted	$1,167	$1,118	$1,132

Average number of common shares outstanding - diluted	185	181	179
Diluted Earnings per Common Share(a)	$6.31	$6.17	$6.32
_______________________________________

(a)
Equity Units excluded from the calculation of diluted EPS were approximately 9.9 million for the year ended December 31, 2019 and 6.3 million for the years ended December 31, 2018 and 2017, as the dilutive stock price threshold was not met. For more information, see Note 15 to the Consolidated Financial Statements, "Long-Term Debt."

NOTE 13 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2019 and 2018. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	December 31, 2019						December 31, 2018
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$15	$—	$—	$—	$—	$15	$16	$2	$—	$—	$—	$18
Nuclear decommissioning trusts
Equity securities	1,046	—	—	—	—	1,046	851	—	—	—	—	851
Fixed income securities	160	378	—	—	—	538	12	490	—	—	—	502
Private equity and other	—	—	—	43	—	43	—	—	—	20	—	20
Cash equivalents	34	—	—	—	—	34	5	—	—	—	—	5
Other investments(e)
Equity securities	140	—	—	—	—	140	110	—	—	—	—	110
Fixed income securities	79	—	—	—	—	79	69	—	—	—	—	69
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts
Natural gas	205	76	74	—	(266)	89	199	87	63	—	(277)	72
Electricity	—	223	83	—	(225)	81	—	247	56	—	(252)	51
Environmental & Other	—	110	3	—	(110)	3	—	—	7	—	(1)	6
Foreign currency exchange contracts	—	1	—	—	—	1	—	4	—	—	—	4
Total derivative assets	205	410	160	—	(601)	174	199	338	126	—	(530)	133
Total	$1,683	$788	$160	$43	$(601)	$2,073	$1,266	$830	$126	$20	$(530)	$1,712

Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(221)	$(41)	$(89)	$—	$266	$(85)	$(197)	$(71)	$(112)	$—	$272	$(108)
Electricity	—	(231)	(67)	—	225	(73)	—	(227)	(58)	—	240	(45)
Environmental & Other	—	(121)	—	—	110	(11)	—	(1)	—	—	1	—
Interest rate contracts	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Total	$(221)	$(393)	$(156)	$—	$601	$(169)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,462	$395	$4	$43	$—	$1,904	$1,069	$528	$(44)	$20	$(17)	$1,556
Assets
Current	$218	$320	$123	$—	$(513)	$148	$212	$273	$96	$—	$(461)	$120
Noncurrent	1,465	468	37	43	(88)	1,925	1,054	557	30	20	(69)	1,592
Total Assets	$1,683	$788	$160	$43	$(601)	$2,073	$1,266	$830	$126	$20	$(530)	$1,712
Liabilities
Current	$(211)	$(300)	$(85)	$—	$513	$(83)	$(191)	$(251)	$(76)	$—	$451	$(67)
Noncurrent	(10)	(93)	(71)	—	88	(86)	(6)	(51)	(94)	—	62	(89)
Total Liabilities	$(221)	$(393)	$(156)	$—	$601	$(169)	$(197)	$(302)	$(170)	$—	$513	$(156)
Net Assets (Liabilities) at end of period	$1,462	$395	$4	$43	$—	$1,904	$1,069	$528	$(44)	$20	$(17)	$1,556

_______________________________________

(a)	See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

_______________________________________

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At December 31, 2019, the $15 million consisted of $4 million and $11 million of cash equivalents included in Cash and Cash equivalents and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2018, the $18 million consisted of $3 million, $5 million, and $10 million of cash equivalents included in Cash and Cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2019					December 31, 2018
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$11	$—	$—	$—	$11	$8	$2	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	1,046	—	—	—	1,046	851	—	—	—	851
Fixed income securities	160	378	—	—	538	12	490	—	—	502
Private equity and other	—	—	—	43	43	—	—	—	20	20
Cash equivalents	34	—	—	—	34	5	—	—	—	5
Other investments
Equity securities	13	—	—	—	13	10	—	—	—	10
Derivative assets — FTRs	—	—	3	—	3	—	—	6	—	6
Total	$1,264	$378	$3	$43	$1,688	$886	$492	$6	$20	$1,404

Assets
Current	$11	$—	$3	$—	$14	$8	$2	$6	$—	$16
Noncurrent	1,253	378	—	43	1,674	878	490	—	20	1,388
Total Assets	$1,264	$378	$3	$43	$1,688	$886	$492	$6	$20	$1,404
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At December 31, 2019, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2018, the $10 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(49)	$(2)	$7	$(44)	$(29)	$12	$8	$(9)
Transfers from Level 3 into Level 2	—	—	—	—	(3)	—	—	(3)
Total gains (losses)
Included in earnings	15	77	(1)	91	(146)	29	1	(116)
Recorded in Regulatory liabilities	—	—	2	2	—	—	9	9
Purchases, issuances, and settlements:
Settlements	19	(59)	(5)	(45)	129	(43)	(11)	75
Net Assets (Liabilities) as of December 31	$(15)	$16	$3	$4	$(49)	$(2)	$7	$(44)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2019 and 2018 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(1)	$59	$(38)	$20	$(119)	$15	$(16)	$(120)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2019	2018
	(In millions)
Net Assets as of January 1	$6	$9
Change in fair value recorded in Regulatory liabilities	2	9
Purchases, issuances, and settlements:
Settlements	(5)	(12)
Net Assets as of December 31	$3	$6
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2019 and 2018 and reflected in DTE Electric's Consolidated Statements of Financial Position	$3	$6

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the years ended December 31, 2019 and 2018, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$74	$(89)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.78)	—	$5.78	/MMBtu	$(0.09	)/MMBtu
Electricity	$83	$(67)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$6	/MWh	$—

	December 31, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$63	$(112)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.15)	—	$5.59	/MMBtu	$(0.10	)/MMBtu
Electricity	$56	$(58)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$9	/MWh	$1	/MWh

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$184	$—	$—	$184	$40	$—	$—	$40
Dividends payable	$195	$195	$—	$—	$172	$172	$—	$—
Short-term borrowings	$828	$—	$828	$—	$609	$—	$609	$—
Notes payable — Other(b), excluding lessee finance leases	$25	$—	$—	$25	$41	$—	$—	$41
Long-term debt(c)	$16,606	$2,572	$14,207	$1,252	$13,622	$1,796	$10,712	$1,317
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2019				December 31, 2018
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$9	$—	$—	$9	$6	$—	$—	$6
Short-term borrowings — affiliates	$97	$—	$—	$97	$101	$—	$—	$101
Short-term borrowings — other	$354	$—	$354	$—	149	$—	$149	$—
Notes payable — Other(b), excluding lessee finance leases	$21	$—	$—	$21	$21	$—	$—	$21
Long-term debt(c)	$7,180	$—	$7,916	$173	$6,538	$—	$6,552	$161
_______________________________________

(a)	Included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
For further fair value information on financial and derivative instruments, see Note 14 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of its operating licenses. This obligation is reflected as an Asset retirement obligation on DTE Electric's Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. See Note 9 to the Consolidated Financial Statements, "Asset Retirement Obligations."
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2019	2018
	(In millions)
Fermi 2	$1,650	$1,372
Fermi 1	3	3
Low-level radioactive waste	8	3
	$1,661	$1,378

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Realized gains	$56	$65	$83
Realized losses	$(31)	$(42)	$(29)
Proceeds from sale of securities	$788	$1,203	$1,240

Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2019			December 31, 2018
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,046	$396	$(39)	$851	$235	$(79)
Fixed income securities	538	24	(1)	502	7	(8)
Private equity and other	43	—	—	20	—	—
Cash equivalents	34	—	—	5	—	—
	$1,661	$420	$(40)	$1,378	$242	$(87)

The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2019
(In millions)
Due within one year	$15
Due after one through five years	102
Due after five through ten years	109
Due after ten years	312
$538

Other Securities
At December 31, 2019 and 2018, the Registrants' securities, included in Other investments on the Consolidated Statements of Financial Position, were comprised primarily of money market and equity securities. Net gains related to equity securities held at December 31, 2019 were $37 million. Net losses related to equity securities held at December 31, 2018 were $11 million and net gains related to equity securities held at December 31, 2017 were $26 million. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

NOTE 14 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Registrants recognize all derivatives at their fair value as Derivative assets or liabilities on their respective Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the derivative gain or loss is deferred in Accumulated other comprehensive income (loss) and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
The Registrants' primary market risk exposure is associated with commodity prices, credit, and interest rates. The Registrants have risk management policies to monitor and manage market risks. The Registrants use derivative instruments to manage some of the exposure. DTE Energy uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil, certain environmental contracts, forwards, futures, options, swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas and environmental inventory, pipeline transportation contracts, some environmental contracts, and natural gas storage assets.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, buys and sells transportation capacity, and sells storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2022. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2019 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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

The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$—	$(3)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$355	$(351)	$349	$(380)
Electricity	306	(298)	303	(285)
Environmental & Other	113	(121)	7	(1)
Foreign currency exchange contracts	1	—	4	—
Total derivatives not designated as hedging instruments	$775	$(770)	$663	$(666)

Current	$646	$(596)	$563	$(518)
Noncurrent	129	(174)	100	(151)
Total derivatives	$775	$(770)	$663	$(669)

The following table presents the fair value of derivative instruments for DTE Electric:

	December 31,
	2019	2018
	(In millions)
FTRs — Other current assets	$3	$6
Total derivatives not designated as hedging instruments	$3	$6

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $6 million outstanding at December 31, 2019 and $4 million at December 31, 2018, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $4 million and $8 million at December 31, 2019 and 2018, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2019	2018
	(In millions)
Cash collateral netted against Derivative assets	$—	$(17)
Cash collateral recorded in Accounts receivable(a)	13	10
Cash collateral recorded in Accounts payable(a)	(3)	(6)
Total net cash collateral posted (received)	$10	$(13)
_______________________________________

(a)	Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2019			December 31, 2018
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$355	$(266)	$89	$349	$(277)	$72
Electricity	306	(225)	81	303	(252)	51
Environmental & Other	113	(110)	3	7	(1)	6
Foreign currency exchange contracts	1	—	1	4	—	4
Total derivative assets	$775	$(601)	$174	$663	$(530)	$133

Derivative liabilities
Commodity contracts
Natural gas	$(351)	$266	$(85)	$(380)	$272	$(108)
Electricity	(298)	225	(73)	(285)	240	(45)
Environmental & Other	(121)	110	(11)	(1)	1	—
Interest rate contracts	—	—	—	(3)	—	(3)
Total derivative liabilities	$(770)	$601	$(169)	$(669)	$513	$(156)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2019				December 31, 2018
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$646	$129	$(596)	$(174)	$563	$100	$(518)	$(151)
Counterparty netting	(513)	(88)	513	88	(451)	(62)	451	62
Collateral adjustment	—	—	—	—	(10)	(7)	—	—
Total derivatives as reported	$133	$41	$(83)	$(86)	$102	$31	$(67)	$(89)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2019	2018	2017
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$44	$(42)	$(74)
Natural gas	Fuel, purchased power, and gas — non-utility	(5)	(94)	97
Electricity	Operating Revenues — Non-utility operations	44	49	105
Environmental & Other	Operating Revenues — Non-utility operations	(26)	(1)	2
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	7	(2)
Total		$55	$(81)	$128

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2019:

Commodity	Number of Units
Natural gas (MMBtu)	1,699,804,805
Electricity (MWh)	31,351,229
Foreign currency exchange (CAD)	78,563,487

Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2019, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $527 million.
As of December 31, 2019, DTE Energy had $678 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $593 million. The net remaining amount of $85 million is derived from the $527 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 15 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2019	2018
			(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured	3.2%	2022 — 2033	$6,625	$4,425
DTE Electric Taxable Debt, Principally Secured	4.2%	2020 — 2049	6,930	6,280
DTE Electric Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2030	310	310
DTE Gas Taxable Debt, Principally Secured	4.3%	2020 — 2049	1,710	1,550
Other Long-Term Debt, including Non-Recourse Debt			—	1
			15,575	12,566
Unamortized debt discount			(24)	(16)
Unamortized debt issuance costs			(91)	(73)
Long-term debt due within one year			(682)	(1,495)
			$14,778	$10,982
Junior Subordinated Debentures
Subordinated Debentures	5.5%	2062 — 2077	$1,180	$1,180
Unamortized debt issuance costs			(34)	(35)
			$1,146	$1,145

_______________________________________

(a)	Weighted average interest rate as of December 31, 2019.

(b)	DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.
DTE Electric's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2019	2018
			(In millions)
Mortgage bonds, notes, and other
Taxable Debt, Principally Secured	4.2%	2020 — 2049	$6,930	$6,280
Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2030	310	310
			7,240	6,590
Unamortized debt discount			(15)	(11)
Unamortized debt issuance costs			(45)	(41)
Long-term debt due within one year			(632)	—
			$6,548	$6,538
_______________________________________

(a)	Weighted average interest rate as of December 31, 2019.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Debt Issuances
In 2019, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	3.95%	2049	$650
DTE Energy	June	Senior Notes(b)	2.60%	2022	300
DTE Energy	June	Senior Notes(b)	3.40%	2029	500
DTE Gas	October	Mortgage Bonds(b)	2.95%	2029	140
DTE Gas	October	Mortgage Bonds(b)	3.72%	2049	140
DTE Energy	November	Senior Notes(c)	2.25%	2022	500
DTE Energy	November	Senior Notes(c)	2.95%	2030	300
DTE Energy	November	Equity Units(c)	(d)	2025	1,300
					$3,830

_______________________________________

(a)
Bonds were issued as Green Bonds and the proceeds will be used to finance expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.

(b)	Proceeds were used for the repayment of short-term borrowings and general corporate purposes.

(c)	Proceeds were used to pay a portion of the purchase price of the Blue Union and LEAP acquisition. Refer to "Acquisition Financing" below for additional information.

(d)	See "Acquisition Financing" below for more information regarding the rates associated with the Equity Units.
Debt Redemptions
In 2019, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	October	Senior Notes	1.50%	2019	$400
DTE Gas	October	Senior Notes	5.00%	2019	120
DTE Energy	December	Senior Notes	2.40%	2019	300
DTE Energy	Various	Other long-term debt	Various	2019	1
					$821

The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
	(In millions)
DTE Energy(a)	$682	$462	$2,716	$1,177	$1,425	$10,293	$16,755
DTE Electric	$632	$462	$316	$202	$400	$5,228	$7,240

_______________________________________

(a)	Amounts include DTE Electric's scheduled debt maturities.
In January 2020, DTE Electric sent notice to optionally redeem its $300 million 2010 Series A 4.89% Senior Notes due September 2020.  The notes are expected to be redeemed in March 2020.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2019, no interest payments have been deferred on the Junior Subordinated Debentures.

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
2016 Acquisition Senior Notes Remarketing
In October 2016, DTE Energy issued $675 million of 2016 Equity Units, initially in the form of Corporate Units. The Corporate Units were listed on the New York Stock Exchange under the symbol DTV. Each Corporate Unit consisted of a stock purchase contract and a 1/20 interest in a RSN issued by DTE Energy. The stock purchase contract obligated the holders to purchase shares of DTE Energy's common stock at a future settlement date. The purchase price under the stock purchase contracts was $50 per Corporate Unit and the number of shares purchased was determined by a formula based upon the average closing price of DTE Energy common stock near the settlement date. The RSNs were pledged as collateral to secure the purchase of common stock under the related stock purchase contracts.
In August 2019, DTE Energy remarketed the $675 million 2016 Series C 1.5% RSNs due 2024 pursuant to the terms of the 2016 Equity Units. As a result of the remarketing, the interest rate was reset to 2.529%, payable semi-annually at the new rate beginning October 1, 2019. DTE Energy did not receive any proceeds from the remarketing. All proceeds belonged to the investors holding the related 2016 Equity Units and were temporarily used to purchase a portfolio of treasury securities. The securities were released on behalf of investors on October 1, 2019 to satisfy the related stock purchase contracts and pay the purchase price to DTE Energy for the issuance of approximately 5.87 million shares of common stock.
Gas Storage and Pipelines Segment Acquisition Financing
In December 2019, DTE Energy closed on the purchase of midstream natural gas assets. The acquisition was financed through the issuance of Equity Units, Senior Notes, and common stock. For information on the common stock issuance, refer to Note 12 to the Consolidated Financial Statements, "Common Stock and Earnings Per Share."
In November 2019, DTE issued $1.3 billion of 2019 Equity Units. Each Equity Unit has a stated amount of $50 and was initially issued in the form of a Corporate Unit, comprised of (i) a forward purchase contract to buy DTE Energy common stock (stock purchase contract) and (ii) a 1/20 undivided beneficial ownership interest in $1,000 principal amount of DTE Energy’s 2019 Series F 2.25% RSNs due 2025. The RSN debt instruments and the stock purchase contract equity instruments are deemed to be separate instruments as the investor may trade the RSNs separately from the stock purchase contracts and may also settle the stock purchase contracts separately. The Corporate Units are listed on the New York Stock Exchange under the symbol DTP.
The stock purchase contract obligates the holder to purchase from DTE Energy on the settlement date, November 1, 2022, for a price of $50 per stock purchase contract, the following number of shares of DTE Energy’s common stock, subject to anti-dilution adjustments:

•
if the AMV of DTE Energy’s common stock, which is the average volume-weighted average price of DTE Energy’s common stock for the trading days during the 20 consecutive scheduled trading day period ending on the third scheduled trading day immediately preceding the stock purchase contract settlement date, is equal to or greater than $157.50, 0.3175 shares of common stock;

•	if the AMV is less than $157.50 but greater than $126.00, a number of shares of common stock equal to $50 divided by the AMV; and

•	if the AMV is less than or equal to $126.00, 0.3968 shares of common stock.
The RSNs bear interest at a rate of 2.25% per year, payable quarterly, and mature on November 1, 2025. The RSNs will be remarketed in 2022. If this remarketing is successful, the interest rate on the RSNs will be reset, and thereafter interest will be payable semi-annually at the reset rate. If there is no successful remarketing, the interest rate on the RSNs will not be reset, and the holders of the RSNs will have the right to put the RSNs to DTE Energy at a price equal to 100% of the principal amount, and the proceeds of the put right will be deemed to have been applied against the holders’ obligation under the stock purchase contracts. DTE Energy may also redeem, in whole or in part, the RSNs in the event of a failed final remarketing.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy will also pay the stock purchase contract holders quarterly contract adjustment payments at a rate of 4% per year of the stated amount of $50 per Equity Unit, or $2 per year, commencing on February 1, 2020. The present value of the future contract adjustment payments of $150 million is recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability is included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy’s Consolidated Statements of Financial Position. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. The treasury stock method will be used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $157.50 (the threshold appreciation price). If payments for the stock purchase contract are deferred, DTE Energy may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, DTE Energy may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs.
Until settlement of the stock purchase contracts, the shares of stock underlying each contract are not outstanding. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, DTE Energy will issue between 8.3 million and 10.3 million shares of its common stock in November 2022. A total of 13 million shares of DTE Energy’s common stock have been reserved for issuance in connection with the stock purchase contracts.
Selected information about DTE Energy’s 2019 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-Term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Settlement Date	Stock Purchase Contract Liability	RSN Maturity Date
(In millions, except interest rates)
11/1/19	26	$1,268	$1,300	2.25%	4.0%	11/1/2022	$150	11/1/2025

In November 2019, DTE Energy issued $500 million of 2019 Series G 2.25% Senior Notes due 2022 and $300 million of Series H 2.95% Senior Notes due 2030. The proceeds from the Senior Notes were used for the acquisition.

NOTE 16 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2019, the amount of authorized and unissued stock is as follows:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2019, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.58 to 1, 0.51 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2019 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	1,760	500	300	2,560
Amounts outstanding at December 31, 2019
Commercial paper issuances	280	354	194	828
Letters of credit	229	—	—	229
	509	354	194	1,057
Net availability at December 31, 2019	$1,251	$146	$106	$1,503

DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
The weighted average interest rate for short-term borrowings was 2.0% and 2.9% at December 31, 2019 and 2018, respectively, for DTE Energy. The weighted average interest rate for short-term borrowings was 1.9% and 2.9% at December 31, 2019 and 2018, respectively, for DTE Electric.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At December 31, 2019, the capacity under this facility was $150 million. The amount outstanding under this agreement was $114 million and $93 million at December 31, 2019 and 2018, respectively, and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2019, the effect of this provision was to restrict the payment of approximately $3.2 billion of Retained earnings totaling $6.6 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 18 — LEASES
Disclosures related to the year ended December 31, 2019 are presented as required under Topic 842. Prior period disclosures for the year ended December 31, 2018 are presented under Topic 840. The Registrants have elected to use a practical expedient provided by Topic 842 whereby comparative disclosures for prior periods are allowed to be presented under Topic 840. As a result, the disclosures presented under Topic 842 and Topic 840 will not be fully comparable in specific disclosure requirements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The components of lease cost for the year ended December 31, 2019 were as follows:

	DTE Energy	DTE Electric
	(In millions)
Operating lease cost	$41	$17
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest of lease liabilities	—	—
Total finance lease cost	4	4
Variable lease cost	10	—
Short-term lease cost	10	3
	$65	$24

The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to other assets.
Other information related to leases for the year ended December 31, 2019 were as follows:

	DTE Energy	DTE Electric
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$5	$5
Operating cash flows for operating leases	$40	$16
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$68	$27
Finance leases	$8	$—

Weighted Average Remaining Lease Term
Operating leases	9.7 years	10.6 years
Finance leases	9.1 years	2.0 years

Weighted Average Discount Rate
Operating leases	3.5%	3.3%
Finance leases	3.1%	3.1%

The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2019 were as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2020	$38	$5	$14	$3
2021	30	5	13	4
2022	26	1	12	—
2023	20	1	10	—
2024	12	1	8	—
2025 and thereafter	67	4	38	—
Total future minimum lease payments	193	17	95	7
Imputed interest	(33)	(2)	(16)	—
	$160	$15	$79	$7

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Finance leases reported on the Consolidated Statement of Financial Position were as follows:

	DTE Energy	DTE Electric
	December 31, 2019
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$15	$7
Current lease liabilities, within Current Liabilities — Other	$4	$3

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

The Registrants are the lessee under certain capital leases related to software and information technology related equipment. Property under capital leases for the Registrants as of December 31, 2018 were as follows:

	DTE Energy	DTE Electric
	(In millions)
Gross property under capital leases	$18	$18
Accumulated amortization of property under capital leases	$7	$7

Lessor
Topic 842 — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a finance lease contract that has been renewed through 2025, with additional renewal options reasonably certain to be exercised through 2040. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has an energy services agreement that expires in 2026, of which a portion is accounted for as a finance lease.
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
DTE Energy’s lease income associated with operating leases was as follows for the year ended December 31, 2019:

DTE Energy
(In millions)
Fixed payments(a)	$65
Variable payments(a)	128
$193
_______________________________________

(a)	Includes $130 million of lease payments reported in Operating Revenues and $63 million of lease payments reported in Other income on DTE Energy's Consolidated Statements of Operations.
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2019 were as follows:

DTE Energy
(In millions)
2020	$64
2021	62
2022	22
2023	22
2024	22
2025 and thereafter	194
$386

Depreciation expense associated with DTE Energy's property under operating leases was $26 million for the year ended December 31, 2019.
Property under operating leases for DTE Energy as of December 31, 2019 were as follows:

DTE Energy
(In millions)
Gross property under operating leases	$445
Accumulated amortization of property under operating leases	$173

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The components of DTE Energy’s net investment in finance leases for remaining periods as of December 31, 2019 were as follows:

DTE Energy
(In millions)
2020	$9
2021	4
2022	4
2023	5
2024	5
2025 and thereafter	55
Total minimum future lease receipts	82
Residual value of leased pipeline	19
Less unearned income	55
Net investment in finance lease	46
Less current portion	5
$41

Interest income recognized under finance leases was $5 million for the year ended December 31, 2019.
Topic 840 — DTE Energy leases various assets under operating leases for energy facilities and related equipment.
DTE Energy’s minimum future rental revenues under non-cancelable operating leases as of December 31, 2018 were as follows:

DTE Energy
(In millions)
2019	$66
2020	66
2021	64
2022	20
2023	20
2024 and thereafter	196
$432

The amounts listed above do not include contingent rentals associated with the leased assets. DTE Energy had contingent rental revenues of $107 million, $91 million, and $101 million in 2018, 2017, and 2016, respectively.
DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that was set to expire in 2020, with renewal options extending for five years. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has two energy services agreements, for which a portion of are accounted for as capital leases. These agreements were set to expire in 2019 and 2026.

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
The Registrants believe that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of the litigation and further discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Registrants do not expect the outcome of this matter to have a material impact on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE Rule requires the state of Michigan to submit a plan in 2022 that includes GHG standards for existing coal-fired power plant units in Michigan. These final rules do not impact DTE Energy's revised commitment to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040, or its goal of net zero emissions by 2050 for DTE Electric, from the 2005 carbon emissions levels.
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
To comply with air pollution requirements, DTE Electric spent approximately $2.4 billion through 2019. DTE Electric does not anticipate additional capital expenditures for air pollution requirements through 2026, subject to the results of future rulemakings.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2019 and 2018, DTE Electric had $8 million and $7 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. DTE Electric has estimated the impact of the current rule to be $608 million.
On December 2, 2019 a proposed revision to the CCR Rule was published in the Federal Register to address the D.C. Circuit’s 2018 decision regarding CCR impoundments that are not lined with an engineered liner system. The rule proposes that all CCR impoundments that do not meet the engineered liner requirements must close by specific dates, and it further confirms that all clay lined impoundments are viewed as unlined. The EPA is also preparing a rulemaking, expected to be proposed early in 2020, that will provide mechanisms to determine if certain alternative liner systems may be as protective as the current liners specified in the CCR rule. DTE Electric is currently evaluating options based on the range of outcomes of the current proposed rule and the anticipated proposed rule to determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.
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
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On November 22, 2019, the EPA issued a proposed rule to revise the technology-based effluent limitations guidelines and standards applicable to flue gas desulfurization wastewater and bottom ash transport water. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule expected by the end of 2020.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2019 and 2018, DTE Gas had $25 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.

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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan (SIP) process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions on DTE's facilities at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plan submittal and EPA approval describing the control strategy and timeline for demonstrating compliance with the new SO2 standard is the next step in the process and is expected to be completed by first quarter 2020. DTE Energy is currently working with EGLE to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2019 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2019 was $549 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS is party to certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. In conjunction with these agreements, DTE Energy provided certain guarantees on behalf of NEXUS to DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $226 million and $360 million at December 31, 2019, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements. In October 2018, NEXUS Pipeline was placed in service. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NEXUS is also party to certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at December 31, 2019, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at December 31, 2019. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2019, DTE Energy had $109 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payments under the line of credit at December 31, 2019 is $54 million. The funding of a loan under the terms of the credit facility is considered remote.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,300 represented employees, including DTE Electric's approximate 2,800 represented employees. The majority of the represented employees are under contracts that expire in 2021 and 2022.
Purchase Commitments
As of December 31, 2019, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2020 through 2051 for DTE Energy, and 2020 through 2039 for DTE Electric, as detailed in the following table:

	DTE Energy	DTE Electric
	(In millions)
2020	$3,152	$1,556
2021	1,055	299
2022	561	95
2023	418	96
2024	365	96
2025 and thereafter	1,503	688
	$7,054	$2,830

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $4.5 billion and $2.6 billion in 2020 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2020 annual capital expenditures and contributions to equity method investees.
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of December 31, 2019, PG&Es account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of December 31, 2019, the book value of long-lived assets used in producing electric output for sale to PG&E was approximately $101 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $74 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. DTE has not identified subsequent facts or circumstances that would cause a change to these conclusions through December 31, 2019. DTE Energy’s assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 10 and 14 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 20 — NUCLEAR OPERATIONS
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $42 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.

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
DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool and a dry cask storage facility. The spent nuclear fuel storage strategy is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by DTE Electric's operating license agreement.
The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

NOTE 21 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
DTE Energy's subsidiary, DTE Energy Corporate Services, LLC, sponsors defined benefit pension plans and other postretirement plans covering certain employees of the Registrants.
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2019:

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
Net pension cost for DTE Energy includes the following components:

	2019	2018	2017
	(In millions)
Service cost	$84	$99	$92
Interest cost	219	202	214
Expected return on plan assets	(325)	(329)	(311)
Amortization of:
Net actuarial loss	133	176	176
Prior service cost	1	—	1
Net pension cost	$112	$148	$172

	2019	2018
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$156	$125
Amortization of net actuarial loss	(133)	(176)
Amortization of prior service cost	(1)	—
Total recognized in Regulatory assets and Other comprehensive income (loss)	$22	$(51)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$134	$97
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$171	$131
Prior service cost	$1	$1

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2019	2018
	(In millions)
Accumulated benefit obligation, end of year	$5,387	$4,779
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$5,124	$5,576
Service cost	84	99
Interest cost	219	202
Actuarial (gain) loss	719	(438)
Benefits paid	(336)	(315)
Projected benefit obligation, end of year	$5,810	$5,124
Change in plan assets
Plan assets at fair value, beginning of year	$4,273	$4,636
Actual return on plan assets	888	(233)
Company contributions	168	185
Benefits paid	(336)	(315)
Plan assets at fair value, end of year	$4,993	$4,273
Funded status	$(817)	$(851)
Amount recorded as:
Current liabilities	$(9)	$(14)
Noncurrent liabilities	(808)	(837)
	$(817)	$(851)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$153	$152
Prior service cost	4	5
	$157	$157
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,995	$1,973
Prior service credit	(12)	(12)
	$1,983	$1,961
______________________________________

(a)	See Note 10 to the Consolidated Financial Statements, "Regulatory Matters."
The Registrants' policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. The following table provides contributions to the qualified pension plans in:

	2019	2018	2017
	(In millions)
DTE Energy	$150	$175	$223
DTE Electric	$100	$175	$185

During 2019, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price per Share	Amount
			(In millions)
March 5, 2019	814,597	$122.76	$100

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The above contribution was made on behalf of DTE Electric, for which DTE Electric paid DTE Energy cash consideration of $100 million in March 2019. DTE Energy made additional cash contributions of $50 million to the qualified pension plans in 2019.
At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making up to $185 million in contributions, including $160 million of DTE Electric contributions, to the qualified pension plans in 2020.
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $93 million for the year ended December 31, 2019, $120 million for the year ended December 31, 2018, and $136 million for the year ended December 31, 2017. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
At December 31, 2019, the benefits related to DTE Energy's qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2020	$311
2021	319
2022	324
2023	330
2024	334
2025-2029	1,723
Total	$3,341

Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2019	2018	2017
Projected benefit obligation
Discount rate	3.28%	4.40%	3.70%
Rate of compensation increase	4.98%	4.98%	4.98%
Net pension costs
Discount rate	4.40%	3.70%	4.25%
Rate of compensation increase	4.98%	4.98%	4.65%
Expected long-term rate of return on plan assets	7.30%	7.50%	7.50%

DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have long-term rate of return assumptions for the pension plans of 7.10% and other postretirement benefit plans of 7.20% for 2020. The Registrants believe these rates are a reasonable assumption for the long-term rate of return on plan assets for 2020 given the current investment strategy.

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
Target allocations for DTE Energy's pension plan assets as of December 31, 2019 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	16%
U.S. Small Cap and Mid Cap Equity Securities	4
Non-U.S. Equity Securities	15
Fixed Income Securities	42
Hedge Funds and Similar Investments	14
Private Equity and Other	9
100%

The following tables provide the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2019 and 2018(a):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$99	$—	$—	$99	$—	$27	$—	$27
Equity Securities
Domestic(d)	172	—	870	1,042	729	4	—	733
International(e)	387	—	322	709	337	9	240	586
Fixed Income Securities
Governmental(f)	569	—	—	569	—	868	—	868
Corporate(g)	—	1,452	—	1,452	6	1,024	—	1,030
Hedge Funds and Similar Investments(h)	169	—	502	671	88	—	542	630
Private Equity and Other(i)	—	—	451	451	—	—	399	399
DTE Energy Total	$1,396	$1,452	$2,145	$4,993	$1,160	$1,932	$1,181	$4,273
_______________________________________

(a)	For a description of levels within the fair value hierarchy, see Note 13 to the Consolidated Financial Statements, "Fair Value."

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(d)
This category represents portfolios of large, medium and small capitalization domestic equities. Investments in this category include exchange-traded securities for which unadjusted quoted prices can be obtained and exchange-traded securities held in a commingled fund classified as NAV assets.

(e)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(f)
This category includes U.S. Treasuries, bonds, and other governmental debt. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services.

(g)
This category primarily consists of corporate bonds from diversified industries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services.

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
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2019 and does not anticipate making any contributions to the trusts in 2020.
DTE Energy and DTE Electric offer a defined contribution VEBA for eligible represented and non-represented employees, in lieu of defined benefit post-employment health care benefits. The Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America for Local 223 employees. DTE Energy contributions to the VEBA for these accounts were $13 million in 2019, $11 million in 2018, and $8 million in 2017, including DTE Electric contributions of $6 million in 2019 and $5 million in 2018 and 2017.
The Registrants also contribute a fixed amount to a Retiree Reimbursement Account, for certain non-represented and represented retirees, spouses, and surviving spouses when the youngest of the retiree's covered household becomes eligible for Medicare Part A based on age. The amount of the annual allocation to each participant is determined by the employee's retirement date and increases each year for each eligible participant at the lower of the rate of medical inflation or 2%.
Net other postretirement credit for DTE Energy includes the following components:

	2019	2018	2017
	(In millions)
Service cost	$22	$27	$27
Interest cost	70	69	73
Expected return on plan assets	(96)	(143)	(130)
Amortization of:
Net actuarial loss	12	11	13
Prior service credit	(9)	—	(14)
Net other postretirement credit	$(1)	$(36)	$(31)

	2019	2018
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$34	$(8)
Amortization of net actuarial loss	(12)	(11)
Prior service credit	(53)	(44)
Amortization of prior service credit	9	—
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(22)	$(63)
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(23)	$(99)
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$16	$12
Prior service credit	$(19)	$(9)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Net other postretirement credit for DTE Electric includes the following components:

	2019	2018	2017
	(In millions)
Service cost	$16	$20	$20
Interest cost	53	53	56
Expected return on plan assets	(65)	(98)	(90)
Amortization of:
Net actuarial loss	5	8	8
Prior service credit	(7)	—	(10)
Net other postretirement cost (credit)	$2	$(17)	$(16)

	2019	2018
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial (gain) loss	$41	$(46)
Amortization of net actuarial loss	(5)	(8)
Prior service cost	(33)	—
Amortization of prior service (cost) credit	7	(35)
Total recognized in Regulatory assets	$10	$(89)
Total recognized in net periodic benefit cost and Regulatory assets	$12	$(106)
Estimated amounts to be amortized from Regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$11	$5
Prior service credit	$(14)	$(7)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2019	2018	2019	2018
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,645	$1,910	$1,247	$1,470
Service cost	22	27	16	20
Interest cost	70	69	53	53
Plan amendments	(53)	(44)	(33)	(35)
Actuarial (gain) loss	153	(227)	118	(196)
Benefits paid	(86)	(90)	(64)	(65)
Accumulated postretirement benefit obligation, end of year	$1,751	$1,645	$1,337	$1,247
Change in plan assets
Plan assets at fair value, beginning of year	$1,689	$1,848	$1,158	$1,272
Actual return on plan assets	215	(75)	141	(52)
Benefits paid	(85)	(84)	(63)	(62)
Plan assets at fair value, end of year	$1,819	$1,689	$1,236	$1,158
Funded status	$68	$44	$(101)	$(89)
Amount recorded as:
Noncurrent assets	$69	$45	$266	$189
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	—	—	(367)	(278)
	$68	$44	$(101)	$(89)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial (gain) loss	$(8)	$1	$—	$—
	$(8)	$1	$—	$—
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$289	$257	$193	$156
Prior service credit	(88)	(44)	(62)	(35)
	$201	$213	$131	$121
______________________________________

(a)	See Note 10 to the Consolidated Financial Statements, "Regulatory Matters."
At December 31, 2019, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2020	$84	$64
2021	88	67
2022	92	70
2023	94	72
2024	96	73
2025-2029	496	378
Total	$950	$724

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2019	2018	2017
Accumulated postretirement benefit obligation
Discount rate	3.29%	4.40%	3.70%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2032	2031	2030
Other postretirement benefit costs
Discount rate	4.40%	3.70%	4.25%
Expected long-term rate of return on plan assets	7.30%	7.75%	7.75%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.50 / 6.75%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2031	2030	2028

A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs for DTE Energy by $3 million, including $2 million for DTE Electric, in 2019 and would have increased the accumulated benefit obligation for DTE Energy by $62 million, including $44 million for DTE Electric, at December 31, 2019. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs for DTE Energy by $3 million, including $2 million for DTE Electric, in 2019 and would have decreased the accumulated benefit obligation for DTE Energy by $54 million, including $39 million for DTE Electric, at December 31, 2019.
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans.
The DTE Energy Company Master VEBA Trust employs a liability driven investment program whereby the characteristics of plan liabilities are considered when determining investment policy. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income, and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks and large and small market capitalizations. Fixed income investments generally include U.S. Treasuries, other governmental debt, diversified corporate bonds, bank loans, and mortgage-backed securities. Other investments are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2019 are listed below:

U.S. Large Cap Equity Securities	16%
U.S. Small Cap and Mid Cap Equity Securities	3
Non-U.S. Equity Securities	16
Fixed Income Securities	37
Hedge Funds and Similar Investments	14
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2019 and 2018(a):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$80	$—	$—	$80	$14	$2	$—	$16
Equity Securities
Domestic(d)	51	—	273	324	300	—	—	300
International(e)	182	—	89	271	234	—	67	301
Fixed Income Securities
Governmental(f)	74	—	—	74	—	85	—	85
Corporate(g)	—	256	251	507	11	265	130	406
Hedge Funds and Similar Investments(h)	71	—	182	253	97	—	203	300
Private Equity and Other(i)	—	—	310	310	—	—	281	281
DTE Energy Total	$458	$256	$1,105	$1,819	$656	$352	$681	$1,689

DTE Electric asset category:
Short-term Investments(c)	$55	$—	$—	$55	$10	$1	$—	$11
Equity Securities
Domestic(d)	34	—	185	219	206	—	—	206
International(e)	124	—	60	184	163	—	45	208
Fixed Income Securities
Governmental(f)	48	—	—	48	—	53	—	53
Corporate(g)	—	168	176	344	7	179	92	278
Hedge Funds and Similar Investments(h)	49	—	123	172	68	—	139	207
Private Equity and Other(i)	—	—	214	214	—	—	195	195
DTE Electric Total	$310	$168	$758	$1,236	$454	$233	$471	$1,158
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 13 to the Consolidated Financial Statements, "Fair Value."

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(d)
This category represents portfolios of large, medium and small capitalization domestic equities. Investments in this category include exchange-traded securities for which unadjusted quoted prices can be obtained and exchange-traded securities held in a commingled fund classified as NAV assets.

(e)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quoted prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(f)
This category includes U.S. Treasuries, bonds and other governmental debt. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services.

(g)
This category primarily consists of corporate bonds from diversified industries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.

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
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $65 million, $61 million, and $57 million for the years ended December 31, 2019, 2018, and 2017, respectively. For DTE Electric, the cost of these plans was $31 million, $29 million, and $27 million for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 22 — STOCK-BASED COMPENSATION
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

DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2019	2018	2017
	(In millions)
Stock-based compensation expense	$71	$64	$58
Tax benefit	$13	$13	$23
Stock-based compensation cost capitalized in Property, plant, and equipment	$16	$11	$9

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

There were no options granted and no options expensed during 2019, 2018, or 2017. The intrinsic value of options outstanding and options exercised for the years ended December 31, 2019, 2018, and 2017 were not material.
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
The fair value of awards vested were not material for the years ended December 31, 2019, 2018, and 2017. Compensation cost charged against income was $11 million for the years ended December 31, 2019, 2018, and 2017.
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2019, 2018, and 2017 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded compensation expense for performance share awards as follows:

	2019	2018	2017
	(In millions)
Compensation expense	$60	$53	$47
Cash settlements(a)	$19	$13	$15
Stock settlements(a)	$79	$39	$66

_______________________________________

(a)	Sum of cash and stock settlements approximates the intrinsic value of the awards.
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2019:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	1,286,686	$97.17
Grants	446,579	$115.85
Forfeitures	(44,044)	$102.42
Payouts	(463,190)	$88.53
Balance at December 31, 2019	1,226,031	$107.35

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Unrecognized Compensation Costs
As of December 31, 2019, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$19	1.57
Performance shares	62	1.05
	$81	1.17

Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2019, 2018, and 2017 for stock-based compensation expense was $43 million, $38 million, and $34 million, respectively.

NOTE 23 — SEGMENT AND RELATED INFORMATION
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Electric	$56	$52	$48
Gas	12	12	8
Gas Storage and Pipelines	27	36	42
Power and Industrial Projects	596	642	569
Energy Trading	22	27	35
Corporate and Other	2	2	2
	$715	$771	$704

Financial data of DTE Energy's business segments follows:

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2019
Operating Revenues — Utility operations	$5,224	1,482	—	—	—	—	(68)	$6,638
Operating Revenues — Non-utility operations	$5	—	501	1,560	4,610	2	(647)	$6,031
Depreciation and amortization	$949	144	94	69	6	1	—	$1,263
Interest expense	$315	78	73	33	8	266	(132)	$641
Interest income	$(2)	(6)	(8)	(9)	(4)	(120)	132	$(17)
Equity in earnings of equity method investees	$1	2	97	14	—	(3)	—	$111
Income Tax Expense (Benefit)	$137	62	74	(63)	17	(75)	—	$152
Net Income (Loss) Attributable to DTE Energy Company	$714	185	204	133	49	(116)	—	$1,169
Investment in equity method investees	$5	11	1,685	130	—	31	—	$1,862
Capital expenditures and acquisitions	$2,368	530	2,510	54	5	—	—	$5,467
Goodwill	$1,208	743	470	26	17	—	—	$2,464
Total Assets	$24,617	5,717	4,832	537	798	7,679	(2,298)	$41,882

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2018
Operating Revenues — Utility operations	$5,298	1,436	—	—	—	—	(64)	$6,670
Operating Revenues — Non-utility operations	$—		485	2,204	5,557	3	(707)	$7,542
Depreciation and amortization	$836	133	82	67	5	1	—	$1,124
Interest expense	$283	70	68	31	6	220	(119)	$559
Interest income	$—	(6)	(9)	(9)	(3)	(104)	119	$(12)
Equity in earnings of equity method investees	$—	2	123	3	—	4	—	$132
Income Tax Expense (Benefit)	$193	67	68	(195)	13	(48)	—	$98
Net Income (Loss) Attributable to DTE Energy Company	$664	150	235	161	39	(129)	—	$1,120
Investment in equity method investees	$7	12	1,585	134	—	33	—	$1,771
Capital expenditures and acquisitions	$1,979	460	176	91	5	2	—	$2,713
Goodwill	$1,208	743	299	26	17	—	—	$2,293
Total Assets	$22,501	5,378	3,161	495	909	6,153	(2,309)	$36,288

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2017
Operating Revenues — Utility operations	$5,102	1,388	—	—	—	—	(56)	$6,434
Operating Revenues — Non-utility operations	$—	—	453	2,089	4,277	2	(648)	$6,173
Depreciation and amortization	$753	123	76	72	5	1	—	$1,030
Interest expense	$274	65	77	29	5	192	(106)	$536
Interest income	$—	(7)	(14)	(7)	(2)	(88)	106	$(12)
Equity in earnings of equity method investees	$1	2	90	9	—	—	—	$102
Income Tax Expense (Benefit)(a)	$321	78	(30)	(195)	49	(48)	—	$175
Net Income (Loss) Attributable to DTE Energy Company	$606	146	275	138	72	(103)	—	$1,134
Investment in equity method investees	$7	11	879	150	—	26	—	$1,073
Capital expenditures and acquisitions	$1,574	463	137	56	7	13	—	$2,250
Goodwill	$1,208	743	299	26	17	—	—	$2,293
Total Assets	$21,163	5,072	2,594	593	725	5,324	(1,704)	$33,767

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 24 — RELATED PARTY TRANSACTIONS
DTE Energy enters into related party transactions with certain equity method investees, primarily between DTE Gas and NEXUS. DTE Gas is party to a 15-year capacity lease agreement with NEXUS for the transportation of natural gas. Under the lease agreement, DTE Gas provides firm pipeline capacity in the DTE Gas system in order for NEXUS to provide service to its customers from an interconnect between NEXUS and DTE Gas. NEXUS is charged a fixed daily pipeline reservation charge. DTE Gas operating revenues from this agreement was $32 million and $6 million in 2019 and 2018, respectively. DTE Gas is also party to a 15-year service agreement with NEXUS for the transportation of natural gas. Under the service agreement, NEXUS provides firm pipeline capacity to transport natural gas to service DTE Gas customers. DTE Gas incurs a firm daily pipeline reservation charge, which totaled $21 million and $2 million in 2019 and 2018, respectively. These expenses are included in Fuel, purchased power, and gas - utility on the Consolidated Statements of Operations and are recovered through the GCR mechanism. Other related party transactions with equity method investees include transactions with Vector Pipeline and Millennium Pipeline. These transactions were not material for the years ended December 31, 2019, 2018, and 2017.
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
The following is a summary of DTE Electric's transactions with affiliated companies:

	2019	2018	2017
	(In millions)
Revenues
Energy sales	$10	$9	$9
Other services	$5	$4	$4
Shared capital assets	$47	$43	$39
Costs
Fuel and purchased power	$9	$7	$6
Other services and interest	$23	$33	$(2)
Corporate expenses, net	$372	$377	$370
Other
Dividends declared	$494	$461	$432
Dividends paid	$494	$461	$432
Capital contribution from DTE Energy	$180	$325	$100

DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2019 and 2018.
There were no contributions made by DTE Electric to the DTE Energy Foundation for the years ended December 31, 2019 and 2018. There were $7 million in charitable contributions made by DTE Electric to the DTE Energy Foundation for the year ended December 31, 2017. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations.
See the following notes for other related party transactions impacting DTE Electric’s Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
21	Retirement Benefits and Trusteed Assets
22	Stock-Based Compensation

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 25 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
DTE Energy
Quarterly earnings per share may not equal full year totals, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2019
Operating Revenues	$3,514	$2,888	$3,119	$3,148	$12,669
Operating Income	$542	$300	$450	$415	$1,707
Net Income Attributable to DTE Energy Company	$401	$182	$319	$267	$1,169
Basic Earnings per Share	$2.20	$0.99	$1.74	$1.40	$6.32
Diluted Earnings per Share	$2.19	$0.99	$1.73	$1.40	$6.31
2018
Operating Revenues	$3,753	$3,159	$3,550	$3,750	$14,212
Operating Income	$504	$329	$429	$332	$1,594
Net Income Attributable to DTE Energy Company	$361	$234	$334	$191	$1,120
Basic Earnings per Share	$2.01	$1.29	$1.84	$1.05	$6.18
Diluted Earnings per Share	$2.00	$1.29	$1.84	$1.05	$6.17

DTE Electric

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions)
2019
Operating Revenues	$1,235	$1,190	$1,519	$1,280	$5,224
Operating Income	$226	$223	$440	$224	$1,113
Net Income	$147	$133	$307	$129	$716
2018
Operating Revenues	$1,205	$1,276	$1,521	$1,296	$5,298
Operating Income	$253	$269	$444	$168	$1,134
Net Income	$140	$163	$305	$56	$664

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

Item 14. Principal Accountant Fees and Services
DTE Energy
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be held May 7, 2020. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

DTE Electric
For the years ended December 31, 2019 and 2018, professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2019 and 2018, respectively, and fees billed for other services rendered by PwC during those periods.

	2019	2018
Audit fees(a)	$1,408,900	$1,393,500
Audit-related fees(b)	52,000	52,000
Total	$1,460,900	$1,445,500
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

(i) Exhibits filed herewith:

4.310
Supplemental Indenture dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2019 Series G and H)
X

4.311	Description of the Company’s Common stock	X

4.312
Description of the Company’s: 2012 Series C 5.25% Junior Subordinated Debentures due 2062; 2016 Series B 5.375% Junior Subordinated Debentures due 2076; 2016 Series F 6.00% Junior Subordinated Debentures due 2076; and 2017 Series E 5.25% Junior Subordinated Debentures due 2077
X

4.313	Description of the Company's 2019 6.25% Corporate Units	X

10.107	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019	X

21.15	Subsidiaries of DTE Energy	X

23.38	Consent of PricewaterhouseCoopers LLP	X

23.39	Consent of PricewaterhouseCoopers LLP		X

31.173	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.174	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.175	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.176	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.173	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.174	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.175	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.176	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4(o) to DTE Energy’s Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033)
X

Supplemental Indenture, dated as of September 1, 2012, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to DTE Energy’s Form 8-K dated October 1, 2012). (2012 Series C 5.25% Junior Subordinated Debentures due 2062)
X

Supplemental Indenture, dated as of December 1, 2013, between DTE Energy and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-282 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 Series F Senior Notes due 2023)
X

Supplemental Indenture, dated as of May 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-284 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014). (2014 Series C due 2024)
X

Supplemental Indenture, dated as of May 15, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated May 27, 2016). (2016 Series B)
X

Supplemental Indenture, dated as of June 1, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-294 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016). (2015 Series BR)
X

Supplemental Indenture, dated as of September 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 5, 2016). (2016 Series C)
X

Supplemental Indenture, dated as of October 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy’s Form 8-K dated October 5, 2016). (2016 Series E)
X

Supplemental Indenture, dated as of December 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated December 7, 2016). (2016 Series F)
X

Exhibit Number	Description	DTE Energy	DTE Electric

Supplemental Indenture, dated as of March 1, 2017 to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-298 to DTE Energy's Form 10-Q for the quarter ended March 31, 2017). (2017 Series A)
X

Supplemental Indenture, dated as of November 1, 2017, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 17, 2017). (2017 Series E)
X

Supplemental Indenture dated as of August 1, 2018, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-301 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series D)
X

Supplemental Indenture dated as of June 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-306 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2019). (2019 Series B and C)
X

Supplemental Indenture, dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee creating the Remarketable Notes (Exhibit 4.1 to DTE Energy's Form 8-K dated November 1, 2019). (2019 Series F)
X

4(b)
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

Supplemental Indenture dated as of February 1, 2019, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-70 to DTE Energy’s Form S-3 filed on April 1, 2019). (2019 Series A)
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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

Forty-first Supplemental Indenture, dated as of August 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-250 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series I Collateral Bonds)
X

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series C, D, and E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-297 to DTE Energy’s Form 10-K for the year ended December 31, 2016). (2016 First Mortgage Bonds Series G)
X

Forty-eight Supplemental Indenture, dated as of September 1, 2017 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 10-108 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2017). (2017 First Mortgage Bonds Series C and D)
X

Forty-ninth Supplemental Indenture dated as of August 1, 2018, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-300 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series B and C)
X

Fiftieth Supplemental Indenture dated as of October 1, 2019, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-307 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2019). (2019 Series D and E)
X

10(a)
Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, JoAnn Chavez, David E. Meador, Gerardo Norcia, Peter B. Oleksiak and non-employee Directors (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)
X

10(b)
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
		X	X

10(d)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2001)	X

10(e)	DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 3, 2018 (Exhibit 4-3 to DTE Energy's Form S-8 filed on June 27, 2018)	X

10(f)
DTE Energy Company Retirement Plan for Non-Employee Directors' Fees (as Amended and Restated effective as of December 31, 1998) (Exhibit 10-31 to DTE Energy’s Form 10-K for the year ended December 31, 1998)
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(g)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1996)	X	X

10(h)	Description of Executive Life Insurance Plan (Exhibit 10-47 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2002)	X

10(i)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

10(j)	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 15, 2015)	X

	Form of Director Restricted Stock Agreement (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 23, 2005)	X

10(k)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 29, 2006)	X

10(l)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

10(m)
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

10(n)
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
X

	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.77 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

10(o)	Second Amendment to the DTE Energy Supplemental Savings Plan dated as of November 13, 2012 (Exhibit 10.81 to DTE Energy’s Form 10-K for the year ended December 31, 2012)	X

	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.78 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

10(p)
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

10(q)
First Amendment, dated as of June 25, 2015, to the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (as Amended and Restated effective as of January 1, 2005) (Exhibit 10.95 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2015)
X

DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated, effective January 1, 2005 (Exhibit 10.80 to DTE Energy’s Form 10-K for the year ended December 31, 2008)
X

10(r)
Form of Third Amended and Restated DTE Energy Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

10(s)
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

10(u)
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

Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, JoAnn Chavez, Trevor F. Lauer, David E. Meador, Peter B. Oleksiak and Gerardo Norcia (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

10(v)
Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and each of Lisa A. Muschong, Matthew T. Paul, Mark C. Rolling, David Slater and Mark W. Stiers (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(w)	First Amendment to DTE Energy Company Executive Performance Plan Effective May 7, 2015, dated as of February 3, 2016 (Exhibit 10.97 to DTE Energy's Form 10-K for the year ended December 31, 2015)	X

Item 16. Form 10-K Summary
None.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2019	2018	2017
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$91	$49	$41
Additions:
Charged to costs and expenses	111	140	80
Charged to other accounts(a)	56	55	26
Deductions(b)	(167)	(153)	(98)
Balance at End of Period	$91	$91	$49
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2019	2018	2017
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$53	$31	$25
Additions:
Charged to costs and expenses	65	85	55
Charged to other accounts(a)	36	36	14
Deductions(b)	(108)	(99)	(63)
Balance at End of Period	$46	$53	$31
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia President and Chief Executive Officer
Date: February 5, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ PETER B. OLEKSIAK
	Gerardo Norcia President, Chief Executive Officer, and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ MARK C. ROLLING	By:	/S/ RUTH G. SHAW
	Mark C. Rolling Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		Ruth G. Shaw, Director

By:	/S/ GERARD M. ANDERSON	By:	/S/ ROBERT C. SKAGGS, JR.
	Gerard M. Anderson		Robert C. Skaggs, Jr., Director
Executive Chairman, and Director

By:	/S/ DAVID A. BRANDON	By:	/S/ DAVID A. THOMAS
	David A. Brandon, Director		David A. Thomas, Director

By:	/S/ W. FRANK FOUNTAIN, JR.	By:	/S/ GARY TORGOW
	W. Frank Fountain, Jr., Director		Gary Torgow, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ JAMES H. VANDENBERGHE
	Charles G. McClure Jr., Director		James H. Vandenberghe, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ VALERIE M. WILLIAMS
	Gail J. McGovern, Director		Valerie M. Williams, Director

By:	/S/ MARK A. MURRAY
Mark A. Murray, Director

Date: February 5, 2020

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia President and Chief Executive Officer
Date: February 5, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ PETER B. OLEKSIAK
	Gerardo Norcia President, Chief Executive Officer, and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ MARK C. ROLLING	By:	/S/ JOANN CHAVEZ
	Mark C. Rolling Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		JoAnn Chavez, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director
Date: February 5, 2020
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.