Form 10-Q
period 2020-03-31
DTE ENERGY CO; DTE Electric Co
filed 2020-04-28
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2020
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2020:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	192,611,882

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

CAD	Canadian Dollar (C$)

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures.

LEAP
Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

LIBOR	London Inter-Bank Offered Rates

DEFINITIONS

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

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

TCJA rate reduction liability
Reduction in DTE Gas revenue with an offsetting Regulatory liability related to Calculation C of the TCJA. DTE Gas's Calculation C case was approved by the MPSC in August 2019 to address all remaining issues relative to the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities flow to ratepayers.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of City of Detroit's Public Lighting Department customers to DTE Electric's distribution system

USD	United States Dollar ($)

VIE	Variable Interest Entity

DEFINITIONS

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2019 Annual Report on Form 10-K.

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

•	the duration and impact of the COVID-19 pandemic on the Registrants and customers;

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,733	$1,864
Non-utility operations	1,289	1,650
	3,022	3,514

Operating Expenses
Fuel, purchased power, and gas — utility	467	582
Fuel, purchased power, and gas — non-utility	968	1,385
Operation and maintenance	579	591
Depreciation and amortization	353	296
Taxes other than income	119	118
Asset (gains) losses and impairments, net	(10)	—
	2,476	2,972
Operating Income	546	542

Other (Income) and Deductions
Interest expense	175	152
Interest income	(10)	(4)
Non-operating retirement benefits, net	9	9
Other income	(65)	(88)
Other expenses	46	11
	155	80
Income Before Income Taxes	391	462

Income Tax Expense	49	54

Net Income	342	408

Less: Net Income Attributable to Noncontrolling Interests	2	7

Net Income Attributable to DTE Energy Company	$340	$401

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.77	$2.20

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.76	$2.19

Weighted Average Common Shares Outstanding
Basic	192	182
Diluted	192	183
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net Income	$342	$408

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1 for both periods	3	4
Net unrealized gains (losses) on derivatives during the period, net of taxes of $—, and $(1), respectively	1	(3)
Foreign currency translation	(1)	1
Other comprehensive income	3	2

Comprehensive income	345	410
Less: Comprehensive income attributable to noncontrolling interests	2	7
Comprehensive Income Attributable to DTE Energy Company	$343	$403

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$552	$93
Restricted cash	124	—
Accounts receivable (less allowance for doubtful accounts of $90 and $91, respectively)
Customer	1,482	1,642
Other	260	245
Inventories
Fuel and gas	294	373
Materials and supplies	413	386
Derivative assets	112	133
Regulatory assets	21	5
Other	268	209
	3,526	3,086
Investments
Nuclear decommissioning trust funds	1,439	1,661
Investments in equity method investees	1,867	1,862
Other	228	265
	3,534	3,788
Property
Property, plant, and equipment	36,146	35,072
Accumulated depreciation and amortization	(9,910)	(9,755)
	26,236	25,317
Other Assets
Goodwill	2,466	2,464
Regulatory assets	4,356	4,171
Intangible assets	2,402	2,393
Notes receivable	217	202
Derivative assets	58	41
Prepaid postretirement costs	83	69
Operating lease right-of-use assets	164	169
Other	190	182
	9,936	9,691
Total Assets	$43,232	$41,882

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,028	$1,076
Accrued interest	169	147
Dividends payable	195	195
Short-term borrowings	1,131	828
Current portion long-term debt, including finance leases	387	687
Derivative liabilities	88	83
Gas inventory equalization	62	—
Regulatory liabilities	61	65
Operating lease liabilities	32	33
Acquisition related deferred payment	382	379
Other	437	504
	3,972	3,997
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	15,870	14,778
Junior subordinated debentures	1,146	1,146
Finance lease liabilities	10	11
	17,026	15,935
Other Liabilities
Deferred income taxes	2,553	2,315
Regulatory liabilities	3,244	3,264
Asset retirement obligations	2,721	2,672
Unamortized investment tax credit	165	166
Derivative liabilities	47	86
Accrued pension liability	795	808
Nuclear decommissioning	215	249
Operating lease liabilities	124	127
Other	382	427
	10,246	10,114
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 192,611,882 and 192,208,533 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	5,235	5,233
Retained earnings	6,732	6,587
Accumulated other comprehensive loss	(145)	(148)
Total DTE Energy Company Equity	11,822	11,672
Noncontrolling interests	166	164
Total Equity	11,988	11,836
Total Liabilities and Equity	$43,232	$41,882

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Activities
Net Income	$342	$408
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	353	296
Nuclear fuel amortization	13	15
Allowance for equity funds used during construction	(6)	(7)
Deferred income taxes	213	49
Equity earnings of equity method investees	(29)	(23)
Dividends from equity method investees	39	44
Asset (gains) losses and impairments, net	(6)	—
Changes in assets and liabilities:
Accounts receivable, net	151	143
Inventories	55	207
Prepaid postretirement benefit costs	(14)	(31)
Accounts payable	(24)	(288)
Gas inventory equalization	62	88
Accrued pension liability	(13)	(115)
Derivative assets and liabilities	(30)	(15)
Regulatory assets and liabilities	(149)	112
Other current and noncurrent assets and liabilities	104	(131)
Net cash from operating activities	1,061	752
Investing Activities
Plant and equipment expenditures — utility	(993)	(641)
Plant and equipment expenditures — non-utility	(195)	(27)
Acquisitions related to Business Combinations, net of cash acquired	(128)	—
Proceeds from sale of assets	4	—
Proceeds from sale of nuclear decommissioning trust fund assets	439	176
Investment in nuclear decommissioning trust funds	(438)	(178)
Distributions from equity method investees	1	1
Contributions to equity method investees	(15)	(22)
Notes receivable	(14)	(48)
Other	(3)	(9)
Net cash used for investing activities	(1,342)	(748)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,092	644
Redemption of long-term debt	(300)	—
Short-term borrowings, net	303	(453)
Dividends paid on common stock	(195)	(172)
Contributions from noncontrolling interests, principally REF entities	10	9
Distributions to noncontrolling interests	(10)	(21)
Other	(36)	(26)
Net cash from (used for) financing activities	864	(19)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	583	(15)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	93	76
Cash, Cash Equivalents, and Restricted Cash at End of Period	$676	$61

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$285	$235
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	340	—	2	342
Dividends declared on common stock ($1.01 per Common Share)	—	—	(195)	—	—	(195)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	403	2	—	—	—	2
Balance, March 31, 2020	192,612	$5,235	$6,732	$(145)	$166	$11,988

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	401	—	7	408
Dividends declared on common stock ($0.95 per Common Share)	—	—	(173)	—	—	(173)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	472	(21)	(1)	—	(12)	(34)
Balance, March 31, 2019	183,212	$4,324	$6,364	$(143)	$475	$11,020

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,212	$1,235

Operating Expenses
Fuel and purchased power — utility	297	346
Operation and maintenance	360	358
Depreciation and amortization	258	221
Taxes other than income	83	84
	998	1,009
Operating Income	214	226

Other (Income) and Deductions
Interest expense	81	76
Interest income	(2)	(1)
Other income	(13)	(33)
Other expenses	41	8
	107	50
Income Before Income Taxes	107	176

Income Tax Expense	13	29

Net Income	$94	$147

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net Income	$94	$147
Other comprehensive income	—	—
Comprehensive Income	$94	$147

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$12
Accounts receivable (less allowance for doubtful accounts of $43 and $46, respectively)
Customer	694	729
Affiliates	9	25
Other	38	41
Inventories
Fuel	205	187
Materials and supplies	280	280
Regulatory assets	17	5
Prepaid property tax	96	52
Other	29	26
	1,381	1,357
Investments
Nuclear decommissioning trust funds	1,439	1,661
Other	35	38
	1,474	1,699
Property
Property, plant, and equipment	24,950	24,279
Accumulated depreciation and amortization	(6,810)	(6,706)
	18,140	17,573
Other Assets
Regulatory assets	3,653	3,448
Intangible assets	19	15
Prepaid postretirement costs — affiliates	266	266
Operating lease right-of-use assets	84	87
Other	149	143
	4,171	3,959
Total Assets	$25,166	$24,588

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$92	$59
Other	431	406
Accrued interest	83	84
Current portion long-term debt, including finance leases	336	636
Regulatory liabilities	57	40
Short-term borrowings
Affiliates	139	97
Other	71	354
Operating lease liabilities	12	12
Other	150	155
	1,371	1,843
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	7,638	6,548
Finance lease liabilities	3	4
	7,641	6,552
Other Liabilities
Deferred income taxes	2,382	2,355
Regulatory liabilities	2,531	2,546
Asset retirement obligations	2,493	2,447
Unamortized investment tax credit	164	166
Nuclear decommissioning	215	249
Accrued pension liability — affiliates	711	717
Accrued postretirement liability — affiliates	359	367
Operating lease liabilities	65	67
Other	80	84
	9,000	8,998
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	4,811	4,811
Retained earnings	2,343	2,384
Total Shareholder’s Equity	7,154	7,195
Total Liabilities and Shareholder’s Equity	$25,166	$24,588

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Activities
Net Income	$94	$147
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	258	221
Nuclear fuel amortization	13	15
Allowance for equity funds used during construction	(6)	(6)
Deferred income taxes	7	23
Changes in assets and liabilities:
Accounts receivable, net	54	47
Inventories	(18)	51
Accounts payable	106	(36)
Accrued pension liability — affiliates	(6)	(103)
Accrued postretirement liability — affiliates	(8)	(21)
Regulatory assets and liabilities	(152)	130
Other current and noncurrent assets and liabilities	132	(146)
Net cash from operating activities	474	322
Investing Activities
Plant and equipment expenditures	(871)	(531)
Notes receivable, including affiliates	—	(96)
Proceeds from sale of nuclear decommissioning trust fund assets	439	176
Investment in nuclear decommissioning trust funds	(438)	(178)
Other	(2)	(10)
Net cash used for investing activities	(872)	(639)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,092	644
Redemption of long-term debt	(300)	—
Short-term borrowings, net — affiliate	42	(50)
Short-term borrowings, net — other	(283)	(149)
Dividends paid on common stock	(135)	(124)
Other	(17)	(12)
Net cash from financing activities	399	309
Net Increase (Decrease) in Cash and Cash Equivalents	1	(8)
Cash and Cash Equivalents at Beginning of Period	12	18
Cash and Cash Equivalents at End of Period	$13	$10

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$138	$140

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	94	94
Dividends declared on common stock	—	—	—	(135)	(135)
Balance, March 31, 2020	138,632	1,386	3,425	2,343	7,154

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	147	147
Dividends declared on common stock	—	—	—	(124)	(124)
Balance, March 31, 2019	138,632	1,386	3,245	2,185	6,816

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2019 Annual Report on Form 10-K.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2020.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2020, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2020, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2020 and December 31, 2019. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	March 31, 2020			December 31, 2019
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$20	$13	$33	$16	$11	$27
Accounts receivable	7	19	26	8	19	27
Inventories	—	101	101	—	74	74
Property, plant, and equipment, net	408	31	439	410	33	443
Goodwill	25	—	25	25	—	25
Intangible assets	538	—	538	542	—	542
Other current and long-term assets	2	—	2	2	—	2
	$1,000	$164	$1,164	$1,003	$137	$1,140

LIABILITIES
Accounts payable and accrued current liabilities	$1	$14	$15	$2	$13	$15
Other current and long-term liabilities	6	7	13	7	7	14
	$7	$21	$28	$9	$20	$29
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at March 31, 2020 and December 31, 2019.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Investments in equity method investees	$1,510	$1,503
Notes receivable	$28	$21
Future funding commitments	$33	$63

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Equity earnings of equity method investees	$29	$23
Income from REF entities	23	27
Contract services	7	8
Allowance for equity funds used during construction	6	7
Gains from equity and fixed income securities	—	17
Other	—	6
	$65	$88
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Contract services	$7	$8
Allowance for equity funds used during construction	6	6
Gains from equity and fixed income securities allocated from DTE Energy	—	17
Other	—	2
	$13	$33

Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is the change in common shareholders' equity during a period from transactions and events from non-owner sources, including Net Income. The amounts recorded to Accumulated other comprehensive income (loss) for DTE Energy include changes in benefit obligations, consisting of deferred actuarial losses and prior service costs, unrealized gains and losses from derivatives accounted for as cash flow hedges, and foreign currency translation adjustments. DTE Energy releases income tax effects from accumulated other comprehensive income when the circumstances upon which they are premised cease to exist.
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the three months ended March 31, 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For the three months ended March 31, 2019, DTE Energy reclassified $25 million of stranded tax effects resulting from the TCJA from Accumulated other comprehensive income (loss) to Retained Earnings. The reclassification was recorded upon adoption of ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income on January 1, 2019. Reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of this standard were not material.
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended March 31,
	2020	2019
DTE Energy	13%	12%
DTE Electric	12%	16%

These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 1% increase in DTE Energy's effective tax rate for the three months ended March 31, 2020 was primarily due to a decrease in annual production tax credits of 2%, a decrease in stock-based compensation tax benefit of 1%, partially offset by higher amortization of the TCJA regulatory liability of 2% in 2020.
The 4% decrease in DTE Electric's effective tax rate for the three months ended March 31, 2020 was primarily due to higher amortization of the TCJA regulatory liability of 3% and an increase in annual production tax credits of 1% in 2020.
DTE Energy had $8 million of unrecognized tax benefits at March 31, 2020, that if recognized, would favorably impact its effective tax rate. DTE Electric had $10 million of unrecognized tax benefits at March 31, 2020, that if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes in unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $8 million and $14 million at March 31, 2020 and December 31, 2019, respectively.
In March 2020, the "Coronavirus Aid, Relief, and Economic Security Act" (CARES Act) was signed into law and included several significant changes to the Internal Revenue Code. The CARES Act includes certain tax relief provisions applicable to the Registrants including a) the immediate refund of the corporate AMT credit, b) the ability to carryback net operating losses five years for tax years 2018 through 2020, c) delayed payment of employer payroll taxes, and d) the employee retention credit.
As of March 31, 2020, DTE Energy had a $153 million AMT credit refund recorded in anticipation of a refund from the U.S. Treasury. DTE Energy was most recently a taxpayer in 2013 and is currently evaluating the ability to recover cash taxes paid in 2013 under the 5-year net operating loss carryback provision. The Registrants also implemented the deferral of employee payroll taxes in April 2020 and are evaluating the impact of the employee retention credit.
Unrecognized Compensation Costs
As of March 31, 2020, DTE Energy had $91 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.88 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $13 million for the three months ended March 31, 2020 and 2019, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held in separate bank accounts to satisfy contractual obligations to fund certain construction projects and guarantee performance. Restricted cash designated for payments within one year is classified as a Current Asset.
Financing Receivables
The Registrants monitor the credit quality of their financing receivables on a regular basis by reviewing credit quality indicators and monitoring for trigger events, such as a credit rating downgrade or bankruptcy. Credit quality indicators include, but are not limited to, ratings by credit agencies where available, collection history, collateral, counterparty financial statements and other internal metrics. Utilizing such data, the Registrants have determined three internal grades of credit quality. Internal grade 1 includes financing receivables for counterparties where credit rating agencies have ranked the counterparty as investment grade. To the extent credit ratings are not available, the Registrants utilize other credit quality indicators to determine the level of risk associated with the financing receivable. Internal grade 1 may include financing receivables for counterparties for which credit rating agencies have ranked the counterparty as below investment grade, however, due to favorable information on other credit quality indicators, the Registrants have determined the risk level to be similar to that of an investment grade counterparty. Internal grade 2 includes financing receivables for counterparties with limited credit information and those with a higher risk profile based upon credit quality indicators. Internal grade 3 reflects financing receivables for which the counterparties have the greatest level of risk, including those in bankruptcy status.
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 2020.

	DTE Energy				DTE Electric
	Year of origination
	2020	2019	2018 and prior	Total	2020 and prior
	(In millions)
Notes receivable
Internal grade 1	$2	$9	$9	$20	$11
Internal grade 2	10	31	7	48	—
Total notes receivable	$12	$40	$16	$68	$11

Net investment in leases
Net investment in leases, internal grade 1	$—	$—	$43	$43	$—
Net investment in leases, internal grade 2	133	—	1	134	—
Total net investment in leases	$133	$—	$44	$177	$—

The allowance for doubtful accounts on accounts receivable for the utility entities is generally calculated using the aging approach that utilizes rates developed in reserve studies. DTE Electric and DTE Gas establish an allowance for uncollectible accounts based on historical losses and management's assessment of existing and future economic conditions, customer trends and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. DTE Electric and DTE Gas generally assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted. The time period for write-off is 150 days after service has been terminated.
The customer allowance for doubtful accounts for non-utility businesses and other receivables for both utility and non-utility businesses is generally calculated based on specific review of probable future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, customer trends and other factors are also considered. Receivables are written off on a specific identification basis and determined based upon the specific circumstances of the associated receivable.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Notes receivable, or financing receivables, for DTE Energy are primarily comprised of finance lease receivables and loans that are included in Notes Receivable and Other current assets on DTE Energy's Consolidated Statements of Financial Position. Notes receivable, or financing receivables, for DTE Electric are primarily comprised of loans.
Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Registrants cease accruing interest (nonaccrual status), consider a note receivable impaired, and establish an allowance for credit loss when it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. In determining the allowance for credit losses for notes receivable, the Registrants consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty's ability to pay including existing and future economic conditions.
DTE Energy has off balance sheet exposure in the form of a revolving credit facility. Refer to Note 13, "Commitments and Contingencies," for additional information. In determining the level of credit reserve needed, DTE considers the likelihood of funding in addition to the other factors noted above. A reserve may be established when it is likely that funding will occur. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to the contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.
The following table presents a roll-forward of the activity for the Registrants' financing receivables credit loss reserves as of March 31, 2020.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade accounts receivable
	(In millions)
Beginning reserve balance at 1/1/2020	$87	$4	$91	$46
Current period provision	34	1	35	17
Write-offs charged against allowance	(51)	(1)	(52)	(30)
Recoveries of amounts previously written off	16	—	16	10
Ending reserve balance at 3/31/2020	$86	$4	$90	$43

Bad debt expense for the three months ended March 31, 2019 was $29 million and $16 million for DTE Energy and DTE Electric, respectively.
The Registrants are monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. During the three months ended March 31, 2020, the allowance for doubtful accounts was increased to account for additional risk related to the pandemic. However, these adjustments were not material.
In April 2020, the MPSC issued an order in response to the COVID-19 pandemic and authorized the deferral of certain uncollectible expense that is in excess of the amount used to set current rates. DTE Energy is still evaluating this order for any potential impact to the allowance for doubtful accounts. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters," for further information regarding the order.
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2020.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update have replaced the previous incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The ASU requires entities to use the new methodology to measure impairment of financial instruments, including accounts receivable, and may result in earlier recognition of credit losses than under previous generally accepted accounting principles. Entities must apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Registrants adopted the standard effective January 1, 2020. The adoption of the ASU did not have an impact on the Registrants' financial position or results of operations. Additional required disclosures have been included in Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies”.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The Registrants adopted the ASU effective January 1, 2020. The Registrants have updated Note 8 to the Consolidated Financial Statements, Fair Value, to incorporate the disclosure changes required by the ASU.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Registrants adopted the standard effective January 1, 2020 using the prospective approach. The adoption of the ASU did not have an impact on the Registrants’ Consolidated Financial Statements. On a prospective basis, costs within the scope of this amendment will be accounted for consistent with any underlying service contracts. Capitalized implementation costs will be reflected in Other noncurrent assets on the Consolidated Statements of Financial Position and amortization of these costs will be reflected in Operation and maintenance within the Consolidated Statements of Operations. Cash flow activity will be reflected in the Other current and noncurrent assets and liabilities line within the Operating Activities section of the Consolidated Statements of Cash Flows.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Registrants adopted the ASU effective January 1, 2020. The required disclosures for this ASU will be reflected in the 2020 year-end financial statements.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this update modify the requirements for determining whether fees paid to a decision maker or service provider are variable interests and require reporting entities to consider indirect interests held through related parties under common control on a proportional basis. The Registrants adopted the ASU effective January 1, 2020. The adoption of the ASU did not have a significant impact on the Registrants’ Consolidated Financial Statements.
Recently Issued Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The ASU is effective for the Registrants beginning March 12, 2020 through December 31, 2022. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — ACQUISITIONS
Power and Industrial Projects Segment Acquisition
On February 18, 2020, DTE Energy closed on the purchase of an 8 MW combined heat and power generation facility from South Jersey Industries (“SJI”) that provides electricity and hot and chilled water to a hotel and casino in Atlantic City, New Jersey. Direct transaction costs primarily related to advisory fees were immaterial and are included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations. The fair value of consideration provided for the acquisition was approximately $97 million paid in cash.
The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values as shown below:

(In millions)
Contract intangibles	$18
Property, plant, and equipment, net	76
Working capital	3
Total	$97

The intangible assets recorded pertain to existing customer contracts and were estimated by applying the income approach, based on discounted projected cash flows attributable to the existing agreements. The contract intangible assets are amortized on a straight-line basis over a period of 13 years, which is based on the number of years the assets are expected to economically contribute to the business. The pro forma financial information has not been presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.
Electric Segment Acquisitions
Effective September 12, 2019, DTE Sustainable Generation closed on the purchase of an 89 MW renewable energy project located in Michigan from Heritage Sustainable Energy in support of DTE Energy's renewable energy goals. Direct transaction costs primarily related to advisory fees were immaterial and were included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations for the period incurred. The fair value of consideration provided for the acquisition was approximately $175 million, paid in cash.
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

Gas Storage and Pipelines Segment Acquisition
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
The fair value of the consideration provided for the entities acquired was $2.74 billion and includes $2.36 billion paid in cash and an estimated $380 million of contingent consideration to be paid upon completion of a gathering pipeline in the second half of 2020. The contingent payment will range from $0 million to $385 million, with no payment due until the pipeline is completed. As of March 31, 2020, the liability for the contingent consideration payment and the related accretion expense of $2 million is included in the 'Acquisition related deferred payment' line in the Consolidated Statements of Financial Position. The acquisition was financed through the issuance of Equity Units, common stock, and Senior Notes. The acquired assets are part of DTE Energy's non-utility Gas Storage and Pipelines segment.
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
The excess purchase price over the fair value of net assets acquired was classified as goodwill. As of March 31, 2020, total goodwill was approximately $173 million, including $2 million resulting from working capital adjustments recorded during the first quarter of 2020. DTE Energy cannot estimate the potential for any further revisions to the purchase price allocation for the remainder of 2020.
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
The preliminary allocation of the purchase price is based on estimated fair values of the Blue Union and LEAP assets acquired and liabilities assumed at the date of acquisition, December 4, 2019. The components of the preliminary purchase price allocation, inclusive of purchase accounting adjustments, are as follows:

(In millions)
Assets
Cash	$62
Accounts receivable	31
Property, plant, and equipment, net	1,035
Goodwill	173
Customer relationship intangibles	1,473
Other current assets	1
$2,775
Liabilities
Accounts payable	$26
Acquisition related deferred payment	380
Other current liabilities	2
Asset retirement obligations	9
$417
Total cash consideration	$2,358

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
DTE Energy incurred $18 million of direct transaction costs for the year ended December 31, 2019. These costs were primarily related to advisory fees and were included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations. Additionally, DTE Energy incurred $49 million of issuance costs related to the acquisition financing, of which $10 million were included in Mortgage bonds, notes, and other, and $39 million were included in Common Stock in DTE Energy's Consolidated Statements of Financial Position.
DTE Energy's 2019 Consolidated Statements of Operations included Operating Revenues — Non-utility operations of $15 million and Net Income of $3 million associated with the acquired entities for the one-month period following the acquisition date, excluding the $18 million transaction costs described above. The pro forma financial information was not presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Electric(a)
Residential	$599	$553
Commercial	426	421
Industrial	156	163
Other(b)	35	98
Total Electric operating revenues(c)	$1,216	$1,235

Gas
Gas sales	$394	$477
End User Transportation	77	81
Intermediate Transportation	26	26
Other(b)	43	61
Total Gas operating revenues(d)	$540	$645

Other segment operating revenues
Gas Storage and Pipelines(e)	$170	$116
Power and Industrial Projects(f)	$307	$388
Energy Trading(g)	$913	$1,301
_______________________________________

(a)	Revenues under the Electric segment include $1,212 million related to DTE Electric and $4 million of Other revenues related to DTE Sustainable Generation.

(b)	Includes revenue adjustments related to various regulatory mechanisms.

(c)	Includes $4 million of other revenues outside the scope of Topic 606 for the three months ended March 31, 2020 and 2019.

(d)
Includes $2 million under Alternative Revenue Programs and $2 million of other revenues, which are outside the scope of Topic 606 for the three months ended March 31, 2020 and includes $3 million under Alternative Revenue Programs and $2 million of other revenues, which are both outside the scope of Topic 606 for the three months ended March 31, 2019.

(e)	Includes revenues outside the scope of Topic 606 primarily related to $2 million of contracts accounted for as leases for the three months ended March 31, 2020 and 2019.

(f)	Includes revenues outside the scope of Topic 606 primarily related to $27 million and $31 million of contracts accounted for as leases for the three months ended March 31, 2020 and 2019, respectively.

(g)	Includes revenues outside the scope of Topic 606 primarily related to $637 million and $926 million of derivatives for the three months ended March 31, 2020 and 2019, respectively.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2020	$75
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	17
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(9)
Ending Balance, March 31, 2020	$83

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2020	$6
2021	50
2022	7
2023	3
2024	6
2025 and thereafter	11
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2020	$186	$6
2021	329	7
2022	272	7
2023	207	7
2024	135	7
2025 and thereafter	566	1
	$1,695	$35

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — REGULATORY MATTERS
2020 COVID-19 Response
In response to the COVID-19 pandemic, the MPSC issued an order on April 15, 2020 to provide guidance and direction to utilities and other stakeholders on topics including customer protections and affordability, utility accounting, regulatory activities, energy assistance, and energy waste reduction and demand response continuity.  The order authorizes the deferral of uncollectible expense that is in excess of the amount used to set current rates effective March 24, 2020, the date of Michigan's executive order to "Stay Home, Stay Safe".  The Registrants are currently evaluating the impact of this order for potential change in accounting treatment, and will continue to monitor MPSC activities for further guidance on COVID-19 and any other pandemic related costs.
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

NOTE 7 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy’s participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units and performance shares do not receive cash dividends; as such, these awards are not considered participating securities.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$340	$401
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — basic	$339	$400

Average number of common shares outstanding — basic	192	182
Basic Earnings per Common Share	$1.77	$2.20

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$340	$401
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — diluted	$339	$400

Average number of common shares outstanding — basic	192	182
Incremental shares attributable to:
Average dilutive equity units, performance share awards, and stock options	—	1
Average number of common shares outstanding — diluted	192	183
Diluted Earnings per Common Share(a)	$1.76	$2.19
_______________________________________

(a)	Equity Units excluded from the calculation of diluted EPS were approximately 9.7 million for the three months ended March 31, 2020 as the dilutive stock price threshold was not met.

NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2020 and December 31, 2019. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	March 31, 2020						December 31, 2019
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$421	$—	$—	$—	$—	$421	$15	$—	$—	$—	$—	$15
Nuclear decommissioning trusts
Equity securities	792	—	—	—	—	792	1,046	—	—	—	—	1,046
Fixed income securities	127	376	—	—	—	503	160	378	—	—	—	538
Private equity and other	—	—	—	62	—	62	—	—	—	43	—	43
Cash equivalents	82	—	—	—	—	82	34	—	—	—	—	34
Other investments(e)
Equity securities	115	—	—	—	—	115	140	—	—	—	—	140
Fixed income securities	71	—	—	—	—	71	79	—	—	—	—	79
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts(f)
Natural gas	132	78	72	—	(204)	78	205	76	74	—	(266)	89
Electricity	—	214	99	—	(242)	71	—	223	83	—	(225)	81
Environmental & Other	—	178	1	—	(163)	16	—	110	3	—	(110)	3
Foreign currency exchange contracts	—	7	—	—	(2)	5	—	1	—	—	—	1
Total derivative assets	132	477	172	—	(611)	170	205	410	160	—	(601)	174
Total	$1,744	$853	$172	$62	$(611)	$2,220	$1,683	$788	$160	$43	$(601)	$2,073

Liabilities
Derivative liabilities
Commodity contracts(f)
Natural gas	$(170)	$(44)	$(64)	$—	$204	$(74)	$(221)	$(41)	$(89)	$—	$266	$(85)
Electricity	—	(233)	(84)	—	242	(75)	—	(231)	(67)	—	225	(73)
Environmental & Other	(5)	(144)	—	—	163	14	—	(121)	—	—	110	(11)
Foreign currency exchange contracts	—	(2)	—	—	2	—	—	—	—	—	—	—
Total	$(175)	$(423)	$(148)	$—	$611	$(135)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets at end of period	$1,569	$430	$24	$62	$—	$2,085	$1,462	$395	$4	$43	$—	$1,904
Assets
Current	$550	$350	$122	$—	$(489)	$533	$218	$320	$123	$—	$(513)	$148
Noncurrent	1,194	503	50	62	(122)	1,687	1,465	468	37	43	(88)	1,925
Total Assets	$1,744	$853	$172	$62	$(611)	$2,220	$1,683	$788	$160	$43	$(601)	$2,073
Liabilities
Current	$(163)	$(325)	$(89)	$—	$489	$(88)	$(211)	$(300)	$(85)	$—	$513	$(83)
Noncurrent	(12)	(98)	(59)	—	122	(47)	(10)	(93)	(71)	—	88	(86)
Total Liabilities	$(175)	$(423)	$(148)	$—	$611	$(135)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets at end of period	$1,569	$430	$24	$62	$—	$2,085	$1,462	$395	$4	$43	$—	$1,904

_______________________________________

(a)	See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

_______________________________________

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At March 31, 2020, the $421 million consisted of $409 million, $1 million, and $11 million of cash equivalents included in Cash and cash equivalents, Restricted cash, and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2019, the $15 million consisted of $4 million and $11 million of cash equivalents included in Cash and cash equivalents and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.

(f)	For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$11	$—	$—	$—	$11	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	792	—	—	—	792	1,046	—	—	—	1,046
Fixed income securities	127	376	—	—	503	160	378	—	—	538
Private equity and other	—	—	—	62	62	—	—	—	43	43
Cash equivalents	82	—	—	—	82	34	—	—	—	34
Other investments
Equity securities	11	—	—	—	11	13	—	—	—	13
Derivative assets — FTRs	—	—	1	—	1	—	—	3	—	3
Total	$1,023	$376	$1	$62	$1,462	$1,264	$378	$3	$43	$1,688

Assets
Current	$11	$—	$1	$—	$12	$11	$—	$3	$—	$14
Noncurrent	1,012	376	—	62	1,450	1,253	378	—	43	1,674
Total Assets	$1,023	$376	$1	$62	$1,462	$1,264	$378	$3	$43	$1,688
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	At March 31, 2020 and December 31, 2019, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in private equity partnerships, as well as real estate and private debt. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $159 million and $151 million as of March 31, 2020 and December 31, 2019, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For pricing the nuclear decommissioning trusts and other investments, a primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary source of a given security if the trustee determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(15)	$16	$3	$4	$(49)	$(2)	$7	$(44)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	(1)	—	—	(1)	—	—	—	—
Total gains (losses)
Included in earnings	24	20	—	44	31	(31)	(1)	(1)
Recorded in Regulatory liabilities	—	—	(2)	(2)	—	—	(3)	(3)
Purchases, issuances, and settlements
Settlements	—	(21)	—	(21)	8	8	(1)	15
Net Assets (Liabilities) as of March 31	$8	$15	$1	$24	$(10)	$(25)	$2	$(33)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2020 and 2019 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$19	$21	$—	$40	$16	$(21)	$(1)	$(6)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net Assets as of beginning of period	$3	$6
Change in fair value recorded in Regulatory liabilities	(2)	(3)
Purchases, issuances, and settlements
Settlements	—	(1)
Net Assets as of March 31	$1	$2
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at March 31, 2020 and 2019 and reflected in DTE Electric's Consolidated Statements of Financial Position	$—	$—

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2020 and 2019.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$72	$(64)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.84)	—	$4.20	/MMBtu	$(0.07	)/MMBtu
Electricity	$99	$(84)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$5	/MWh	$—

	December 31, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$74	$(89)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.78)	—	$5.78	/MMBtu	$(0.09	)/MMBtu
Electricity	$83	$(67)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$6	/MWh	$—

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
The inputs listed above would have had a direct impact on the fair values of the above security types if they were adjusted. A significant increase (decrease) in the basis price would have resulted in a higher (lower) fair value for long positions, with offsetting impacts to short positions.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$68	$—	$—	$68	$184	$—	$—	$184
Short-term borrowings	$1,131	$—	$1,131	$—	$828	$—	$828	$—
Notes payable — Other(b), excluding lessee finance leases	$15	$—	$—	$15	$25	$—	$—	$25
Long-term debt(c)	$17,398	$2,120	$12,108	$3,824	$16,606	$2,572	$14,207	$1,252
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$11	$—	$—	$11	$9	$—	$—	$9
Short-term borrowings — affiliates	$139	$—	$—	$139	$97	$—	$—	$97
Short-term borrowings — other	$71	$—	$71	$—	$354	$—	$354	$—
Notes payable — Other(b), excluding lessee finance leases	$11	$—	$—	$11	$21	$—	$—	$21
Long-term debt(c)	$7,970	$—	$7,373	$1,330	$7,180	$—	$7,916	$173
_______________________________________

(a)	Included in Current Assets — Other and Other Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2020	December 31, 2019
	(In millions)
Fermi 2	$1,430	$1,650
Fermi 1	3	3
Low-level radioactive waste	6	8
	$1,439	$1,661

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Realized gains	$31	$11
Realized losses	$(16)	$(7)
Proceeds from sale of securities	$439	$176

Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2020			December 31, 2019
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$792	$244	$(128)	$1,046	$396	$(39)
Fixed income securities	503	26	(6)	538	24	(1)
Private equity and other	62	—	—	43	—	—
Cash equivalents	82	—	—	34	—	—
	$1,439	$270	$(134)	$1,661	$420	$(40)

The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2020
(In millions)
Due within one year	$24
Due after one through five years	83
Due after five through ten years	106
Due after ten years	290
$503

Other Securities
At March 31, 2020 and December 31, 2019, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of equity and fixed income securities within DTE Energy's Rabbi Trust. For the three months ended March 31, 2020, losses related to the Trust were $31 million, including $23 million related to equity securities and $8 million related to fixed income securities. For the three months ended March 31, 2019, gains related to the Trust were $17 million, including $13 million related to equity securities and $4 million related to fixed income securities. Gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations.

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
The Registrants' primary market risk exposure is associated with commodity prices, credit, and interest rates. The Registrants have risk management policies to monitor and manage market risks. The Registrants use derivative instruments to manage some of the exposure. DTE Energy uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil, certain environmental contracts, forwards, futures, options, swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas and environmental inventory, pipeline transportation contracts, certain environmental contracts, and natural gas storage assets.
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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, buys and sells transportation capacity, and sells storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2023. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2020 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$282	$(278)	$355	$(351)
Electricity	313	(317)	306	(298)
Environmental & Other	179	(149)	113	(121)
Foreign currency exchange contracts	7	(2)	1	—
Total derivatives not designated as hedging instruments	$781	$(746)	$775	$(770)

Current	$601	$(577)	$646	$(596)
Noncurrent	180	(169)	129	(174)
Total derivatives	$781	$(746)	$775	$(770)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Electric:

	March 31, 2020	December 31, 2019
	(In millions)
FTRs — Other current assets	$1	$3
Total derivatives not designated as hedging instruments	$1	$3

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $9 million and $4 million outstanding at March 31, 2020 and December 31, 2019, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $5 million and $8 million at March 31, 2020 and December 31, 2019, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2020	December 31, 2019
	(In millions)
Cash collateral recorded in Accounts receivable(a)	$10	$13
Cash collateral recorded in Accounts payable(a)	(3)	(3)
Total net cash collateral posted (received)	$7	$10
_______________________________________

(a)	Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2020			December 31, 2019
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$282	$(204)	$78	$355	$(266)	$89
Electricity	313	(242)	71	306	(225)	81
Environmental & Other	179	(163)	16	113	(110)	3
Foreign currency exchange contracts	7	(2)	5	1	—	1
Total derivative assets	$781	$(611)	$170	$775	$(601)	$174

Derivative liabilities
Commodity contracts
Natural gas	$(278)	$204	$(74)	$(351)	$266	$(85)
Electricity	(317)	242	(75)	(298)	225	(73)
Environmental & Other	(149)	163	14	(121)	110	(11)
Interest rate contracts	—	—	—	—	—	—
Foreign currency exchange contracts	(2)	2	—	—	—	—
Total derivative liabilities	$(746)	$611	$(135)	$(770)	$601	$(169)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2020				December 31, 2019
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$601	$180	$(577)	$(169)	$646	$129	$(596)	$(174)
Counterparty netting	(489)	(122)	489	122	(513)	(88)	513	88
Collateral adjustment	—	—	—	—	—	—	—	—
Total derivatives as reported	$112	$58	$(88)	$(47)	$133	$41	$(83)	$(86)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2020	2019
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(11)	$(15)
Natural gas	Fuel, purchased power, and gas — non-utility	36	70
Electricity	Operating Revenues — Non-utility operations	1	(49)
Environmental & Other	Operating Revenues — Non-utility operations	21	1
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	5	(1)
Total		$52	$6

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2020:

Commodity	Number of Units
Natural gas (MMBtu)	1,756,620,693
Electricity (MWh)	36,261,221
Foreign currency exchange (CAD)	82,707,523
Renewable Energy Certificates (MWh)	11,761,761

Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $381 million.
As of March 31, 2020, DTE Energy had $676 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $601 million. The net remaining amount of $75 million is derived from the $381 million noted above.

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2020, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	2.25%	2030	$600
DTE Electric	February	Mortgage Bonds(a)	2.95%	2050	500
					$1,100

_______________________________________

(a)
Proceeds were used for the repayment of $300 million of DTE Electric's 2010 Series A 4.89% Senior Notes due 2020, for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.

In March 2020, DTE Energy entered into a $200 million unsecured term loan with a maturity date of March 2022. The purpose of the loan is to enhance liquidity and reduce reliance on the commercial paper market. No amounts have been drawn on the loan as of March 31, 2020. The loan will terminate in August 2020 if no amounts have been drawn. Other terms are consistent with DTE Energy’s unsecured revolving credit agreements. Refer to Note 11 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings," for additional information regarding the credit agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In April 2020, DTE Electric issued $600 million of 2.625% Mortgage Bonds due 2031. Proceeds will be used for the repayment of $300 million of DTE Electric's 2010 Series B 3.45% Senior Notes due 2020, for the repayment of $32 million of DTE Electric's 2008 Series KT Variable Rate Senior Notes due 2020, for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
Debt Redemptions
In 2020, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Senior Notes	4.89%	2020	$300
					$300

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy, DTE Electric, and DTE Gas have unsecured revolving credit agreements that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the revolvers are available at prevailing short-term interest rates. In addition, DTE Energy entered into a $500 million unsecured term loan in March 2020 with terms consistent with the unsecured revolving credit agreements. DTE Energy has drawn the full $500 million available under this term loan, which expires in March 2021. DTE Energy also has other facilities to support letter of credit issuance.
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2020, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.59 to 1, 0.53 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at March 31, 2020 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured term loan, expiring in March 2021	500	—	—	500
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	2,260	500	300	3,060
Amounts outstanding at March 31, 2020
Commercial paper issuances	107	71	3	181
Letters of credit	231	—	—	231
Unsecured term loan	500	—	—	500
Revolver borrowings	300	—	150	450
	1,138	71	153	1,362
Net availability at March 31, 2020	$1,122	$429	$147	$1,698

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In April 2020, DTE Electric entered into a $200 million unsecured term loan, of which DTE Electric has drawn the full $200 million available, and a $200 million unsecured term loan, of which no amount has been drawn. In addition, in April 2020, DTE Gas entered into a $100 million unsecured term loan, of which DTE Gas has drawn the full $100 million available. All three loans expire in April 2021 and have terms consistent with the unsecured revolving credit agreements.
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At March 31, 2020, the capacity under this facility was $150 million. The amount outstanding under this agreement was $96 million and $114 million at March 31, 2020 and December 31, 2019, respectively, and was fully offset by the posted collateral.

NOTE 12 — LEASES
Lessor
During the first quarter of 2020, DTE Energy completed construction of and began operating certain energy infrastructure assets for a large industrial customer under a long-term agreement, where the assets will transfer to the customer at the end of the contract term in 2040. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing a net investment of $133 million.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
March 31, 2020
(In millions)
2020	$17
2021	19
2022	19
2023	19
2024	19
2025 and Thereafter	273
Total minimum future lease receipts	366
Residual value of leased pipeline	19
Less unearned income	208
Net investment in finance lease	177
Less current portion	7
$170

Interest income recognized under finance leases was $4 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
DTE Energy’s lease income associated with operating leases was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fixed payments	$16	$17
Variable payments	23	27
	$39	$44

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. On April 30, 2018, the EPA finalized the State of Michigan's recommended marginal non-attainment designation for southeast Michigan. The State is required to develop and implement a plan to address the southeast Michigan ozone non-attainment area by 2021. The Registrants cannot predict the scope and associated financial impact of the State's plan to address the ozone non-attainment area at this time.
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge again granted DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed pending resolution of the appeal by the Court of Appeals for the Sixth Circuit. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On May 8, 2017, DTE Energy and DTE Electric filed a motion to stay the mandate pending filing of a petition for writ of certiorari with the U.S. Supreme Court. The Sixth Circuit granted the motion on May 16, 2017, staying the claims in the U.S. District Court until the U.S. Supreme Court disposes of the case. DTE Electric and DTE Energy filed a petition for writ of certiorari on July 31, 2017. On December 11, 2017, the U.S. Supreme Court denied certiorari. As a result of the Supreme Court electing not to review the matter, the case was sent back to the U.S. District Court for further proceedings and on June 14, 2018 the case was stayed pending settlement negotiations. The proceedings at the District Court remain stayed until May 2020 while the parties discuss potential resolution of the matter.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE Rule requires the state of Michigan to submit a plan in 2022 that includes GHG standards for existing coal-fired power plant units in Michigan. These final rules do not impact DTE Energy's commitments for its electric utility operations to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040, or its goal of net zero emissions for its electric utility operations by 2050, from the 2005 carbon emissions levels.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2020 and December 31, 2019, DTE Electric had $8 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. DTE Electric has estimated the impact of the current rule to be $592 million of capital expenditures.
On December 2, 2019 a proposed revision to the CCR Rule was published in the Federal Register to address the D.C. Circuit's 2018 decision regarding CCR impoundments that are not lined with an engineered liner system. The rule proposes that all CCR impoundments that do not meet the engineered liner requirements must close by specific dates, and it further confirms that all clay lined impoundments are viewed as unlined. On March 3, 2020 an additional proposed revision to the CCR Rule was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric is currently evaluating options including the alternative liner system demonstration for our clay lined impoundments based on the range of outcomes of the current proposed rules to determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.
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
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2020 and December 31, 2019, DTE Gas had $24 million and $25 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued a finding of violation to EES Coke, the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. Discussions with the EPA are ongoing. At the present time, DTE Energy cannot predict the outcome or financial impact of this FOV.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plan submittal and EPA approval describing the control strategy and timeline for demonstrating compliance with the new SO2 standard is the next step in the process and is expected to be completed in 2020. DTE Energy is unable to determine the full impact of the SIP strategy.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2020 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2020 was $547 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS is party to certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. In conjunction with these agreements, DTE Energy provided certain guarantees on behalf of NEXUS to DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $226 million and $360 million at March 31, 2020, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements in 2033. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NEXUS is also party to certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at March 31, 2020, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at March 31, 2020. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2020, DTE Energy had $122 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payments under the line of credit at March 31, 2020 is $49 million. The funding of a loan under the terms of the credit facility is considered remote.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,300 represented employees, including DTE Electric's approximate 2,900 represented employees. The majority of the represented employees are under contracts that expire in 2021 and 2022.
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
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of March 31, 2020, PG&Es account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of March 31, 2020, the book value of long-lived assets and operating lease right-of-use assets used in producing electric output for sale to PG&E was approximately $100 million and $7 million, respectively. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $69 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. DTE has not identified subsequent facts or circumstances that would cause a change to these conclusions through March 31, 2020. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
COVID-19 Pandemic
DTE Energy will continue to monitor the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on operating costs, customer demand, and recoverability of assets that could materially impact the Registrants financial results. At this time, the Registrants cannot predict the ultimate impact of these factors to our Consolidated Financial Statements, as future developments involving the severity of COVID-19, actions to contain or treat its impact, and the extent to which normal economic and operating conditions can resume are highly uncertain.
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

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Service cost	$25	$21	$6	$5
Interest cost	46	55	14	18
Expected return on plan assets	(83)	(81)	(32)	(31)
Amortization of:
Net actuarial loss	43	32	5	3
Prior service credit	—	—	(5)	(2)
Net periodic benefit cost (credit)	$31	$27	$(12)	$(7)

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
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $26 million and $23 million for the three months ended March 31, 2020 and 2019, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	Three Months Ended March 31,
	2020	2019
	(In millions)
Service cost	$5	$4
Interest cost	11	13
Expected return on plan assets	(22)	(21)
Amortization of:
Net actuarial loss	3	1
Prior service credit	(4)	(1)
Net periodic benefit credit	$(7)	$(4)

At the discretion of management, and depending upon economic and financial market conditions, DTE Energy anticipates making up to $185 million in contributions to the qualified pension plans during 2020, including $160 million of DTE Electric contributions. DTE Energy does not anticipate making any contributions to its other postretirement benefit plans in 2020.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Electric	$15	$14
Gas	4	2
Gas Storage and Pipelines	4	3
Power and Industrial Projects	94	145
Energy Trading	6	7
Corporate and Other	1	1
	$124	$172

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Utility operations
Electric	$1,212	$1,235
Gas	540	645
Operating Revenues — Non-utility operations
Electric	4	—
Gas Storage and Pipelines	170	116
Power and Industrial Projects	307	388
Energy Trading	913	1,301
Corporate and Other	—	1
Reconciliation and Eliminations	(124)	(172)
Total	$3,022	$3,514

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$94	$147
Gas	121	151
Gas Storage and Pipelines	72	48
Power and Industrial Projects	30	26
Energy Trading	34	32
Corporate and Other	(11)	(3)
Net Income Attributable to DTE Energy Company	$340	$401

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company and is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates three energy-related non-utility segments with operations throughout the United States.
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$340	$401
Diluted Earnings per Common Share	$1.76	$2.19
The decrease in Net Income for the first quarter was primarily due to lower earnings in the Electric and Gas segments, partially offset by higher earnings in the Gas Storage and Pipelines segment.
During the first quarter 2020, the COVID-19 pandemic began impacting Michigan and the other service territories throughout the United States in which the Registrants operate. DTE Energy has taken certain safety precautions, including directing employees to work remotely whenever possible and pausing all non-critical construction projects. DTE Energy has complied with Michigan and other states' "stay-at-home" orders, which require employees to stay home unless their work is necessary to sustain or protect life, such as providing safe and reliable energy.
The spread of COVID-19 and efforts to contain the virus have resulted in closures and reduced operations of businesses, governmental agencies, and other institutions. This has also contributed to disruption and volatility in the financial markets. For certain non-qualified benefit plan trusts for which gains and losses affect earnings, this impact to financial markets resulted in pre-tax investment losses of $31 million for the Electric segment and $3 million for the Gas segment for the three months ended March 31, 2020.
Other impacts from the COVID-19 pandemic have included decreased demand within the Electric segment, which contributed to lower base sales for the quarter, and lower production within the Power and Industrial Projects segment, due to certain customers reducing their operations. The allowance for doubtful accounts was also increased for our utility customers. These impacts were not material to the Registrants' financial results for the three months ended March 31, 2020.
Please see detailed explanations of segment performance in the following "Results of Operations" section.
STRATEGY
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

DTE Energy is committed to reduce the carbon emissions of its electric utility operations by 32% by the early 2020s, 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric utility operations. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
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
In the near term, DTE Energy will continue to monitor the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on the operating costs, customer demand, and recoverability of assets in our business segments that could materially impact the Registrants financial results. At this time, the Registrants cannot predict the ultimate impact of these factors to our Consolidated Financial Statements, as future developments involving the severity of COVID-19, actions to contain or treat its impact, and the extent to which normal economic and operating conditions can resume are highly uncertain.
DTE Energy will also monitor and evaluate the impact of any regulatory and legislative activities related to the COVID-19 pandemic, including the MPSC order on April 15, 2020 which authorized the deferral of certain uncollectible expenses. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters," for further detail regarding the order.

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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$94	$147
Gas	121	151
Gas Storage and Pipelines	72	48
Power and Industrial Projects	30	26
Energy Trading	34	32
Corporate and Other	(11)	(3)
Net Income Attributable to DTE Energy Company	$340	$401
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,212	$1,235
Fuel and purchased power — utility	294	346
Utility Margin	918	889
Operating Revenues — Non-utility operations	4	—
Operation and maintenance	356	352
Depreciation and amortization	261	221
Taxes other than income	83	84
Operating Income	222	232
Other (Income) and Deductions	115	56
Income Tax Expense	13	29
Net Income Attributable to DTE Energy Company	$94	$147
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to non-utility operations at DTE Sustainable Generation and the classification of certain benefit costs. Refer to Note 14 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.

Utility Margin increased $29 million in the three months ended March 31, 2020. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$68
Base sales	(5)
Regulatory mechanism — TRM	(13)
Weather	(33)
Other regulatory mechanisms and other	12
Increase in Utility Margin	$29

	Three Months Ended March 31,
	2020	2019
	(In thousands of MWh)
DTE Electric Sales
Residential	3,570	3,688
Commercial	3,909	4,077
Industrial	2,302	2,460
Other	60	63
	9,841	10,288
Interconnection sales(a)	408	1,030
Total DTE Electric Sales	10,249	11,318

DTE Electric Deliveries
Retail and wholesale	9,841	10,288
Electric retail access, including self-generators(b)	1,043	1,120
Total DTE Electric Sales and Deliveries	10,884	11,408
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operating Revenues - Non-utility operations increased $4 million in the three months ended March 31, 2020 due to renewable energy projects acquired by DTE Sustainable Generation in September 2019.
Operation and maintenance expense increased $4 million in the three months ended March 31, 2020. The increase was primarily due to $10 million higher generation expense, partially offset by $6 million of lower benefit costs.
Depreciation and amortization expense increased $40 million in the three months ended March 31, 2020. The increase was primarily due to a higher utility depreciable base of $47 million and a $3 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $10 million associated with the TRM.
Other (Income) and Deductions increased $59 million in the three months ended March 31, 2020. The increase was primarily due to a change in investment earnings (loss of $31 million in 2020 compared to a gain of $17 million in 2019) and $7 million of higher interest expense.
Income Tax Expense decreased $16 million in the three months ended March 31, 2020 primarily due to lower earnings and amortization of the TCJA regulatory liability.
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
DTE Electric is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Utility operations	$540	$645
Cost of gas — utility	178	241
Utility Margin	362	404
Operation and maintenance	121	128
Depreciation and amortization	37	35
Taxes other than income	25	24
Operating Income	179	217
Other (Income) and Deductions	22	16
Income Tax Expense	36	50
Net Income Attributable to DTE Energy Company	$121	$151
Utility Margin decreased $42 million in the three months ended March 31, 2020. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$(43)
TCJA rate reduction liability	(6)
Infrastructure recovery mechanism	8
Other regulatory mechanisms and other	(1)
Increase (decrease) in Utility Margin	$(42)

	Three Months Ended March 31,
	2020	2019
	(In Bcf)
Gas Markets
Gas sales	58	69
End-user transportation	57	58
	115	127
Intermediate transportation	128	127
Total Gas sales	243	254
Operation and maintenance expense decreased $7 million in the three months ended March 31, 2020 primarily due to lower gas operations expense.

Other (Income) and Deductions increased $6 million in the three months ended March 31, 2020 primarily due to a change in investment earnings (loss of $3 million in 2020 compared to a gain of $2 million in 2019).
Income Tax Expense decreased $14 million in the three months ended March 31, 2020 primarily due to lower earnings and amortization of the TCJA regulatory liability.
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
DTE Gas is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$170	$116
Cost of sales — Non-utility	4	—
Operation and maintenance	28	25
Depreciation and amortization	36	22
Taxes other than income	5	3
Operating Income	97	66
Other (Income) and Deductions	(3)	(6)
Income Tax Expense	26	18
Net Income	74	54
Less: Net Income Attributable to Noncontrolling Interests	2	6
Net Income Attributable to DTE Energy Company	$72	$48
Operating Revenues — Non-utility operations increased $54 million in the three months ended March 31, 2020 primarily due to the acquisition of Blue Union.
Cost of sales — Non-utility increased $4 million in the three months ended March 31, 2020 primarily due to the acquisition of Blue Union.
Operation and maintenance expense increased $3 million in the three months ended March 31, 2020. The increase was primarily due to the acquisition of Blue Union, partially offset by cost savings initiatives.
Depreciation and amortization expense increased $14 million in the three months ended March 31, 2020 primarily due to the acquisition of Blue Union.
Other (Income) and Deductions decreased $3 million in the three months ended March 31, 2020. The decrease was primarily due to interest expense related to the Blue Union acquisition, partially offset by higher pipeline earnings.
Income Tax Expense increased $8 million in the three months ended March 31, 2020 primarily due to higher earnings.

Net Income Attributable to Noncontrolling Interests decreased $4 million in the three months ended March 31, 2020. The decrease was primarily due to the May 2019 purchase of an additional 30% ownership interest in SGG.
See Note 4 to the Consolidated Financial Statements, "Acquisitions," for discussion of the acquisition of Blue Union and LEAP in December 2019.
Outlook — Significant expansion activities are underway to increase capacity of the Blue Union and LEAP assets, which provide natural gas gathering and other midstream services to producers located primarily in Louisiana.
DTE Energy believes its long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions soundly position the business for future revenues. Gas Storage and Pipelines will continue to execute quality investments, with a focus on continued organic growth from well-positioned existing assets.
Recent declines in commodity prices can have a negative impact on customers of Gas Storage and Pipelines if sustained for an extended period. DTE Energy continues to work with its customers by executing short, medium, and long-term storage, gathering, and transportation contracts.
Gas Storage and Pipelines is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$307	$388
Fuel, purchased power, and gas — non-utility	225	304
Non-utility Margin	82	84
Operation and maintenance	69	81
Depreciation and amortization	18	17
Taxes other than income	4	4
Asset (gains) losses and impairments, net	(10)	—
Operating Income (Loss)	1	(18)
Other (Income) and Deductions	(19)	(27)
Income Taxes
Expense	5	3
Production Tax Credits	(15)	(21)
	(10)	(18)
Net Income	30	27
Less: Net Income Attributable to Noncontrolling Interests	—	1
Net Income Attributable to DTE Energy Company	$30	$26
Operating Revenues — Non-utility operations decreased $81 million in the three months ended March 31, 2020. The decrease was due to the following:

Three Months
(In millions)
Lower production in the REF business	$(69)
Lower demand and prices in the Steel business	(11)
Other	(1)
$(81)

Non-utility Margin decreased $2 million in the three months ended March 31, 2020. The decrease was due to the following:

Three Months
(In millions)
Lower demand and prices in the Steel business	$(4)
New projects offset by lower demand in the On-site business	1
New project in the Renewables business	1
$(2)
Operation and maintenance expense decreased $12 million in the three months ended March 31, 2020 primarily due to lower maintenance spending and lower production in the REF business.
Asset (gains) losses and impairments, net increased $10 million in the three months ended March 31, 2020. The increase was primarily due to the write-off of environmental liabilities upon completing site remediation in the Steel business and the sale of assets in the On-site business.
Other (Income) and Deductions decreased $8 million in the three months ended March 31, 2020. The decrease in the first quarter was primarily due to lower production in the REF business and insurance proceeds received in 2019 in the Renewables business.
Income Taxes — Production Tax Credits decreased $6 million in the three months ended March 31, 2020 primarily due to lower production in the REF business.
Outlook — Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase out at the end of 2021.
Power and Industrial Projects is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.
ENERGY TRADING
Energy Trading focuses on physical and financial power, natural gas and environmental marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, environmental, and related services, which may include the management of associated storage and transportation contracts on the customers' behalf and the supply or purchase of environmental attributes to various customers. Energy Trading results are discussed below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$913	$1,301
Purchased power and gas — non-utility	841	1,235
Non-utility Margin	72	66
Operation and maintenance	23	19
Depreciation and amortization	1	1
Taxes other than income	2	2
Operating Income	46	44
Other (Income) and Deductions	1	1
Income Tax Expense	11	11
Net Income Attributable to DTE Energy Company	$34	$32
Operating Revenues — Non-utility operations decreased $388 million in the three months ended March 31, 2020 primarily due to a decrease in gas prices in the gas structured strategy.

Non-utility Margin increased $6 million in the three months ended March 31, 2020. The following table details changes in Non-utility margin relative to the comparable prior period:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in environmental trading and gas structured strategies	$54
Unfavorable results, primarily in the gas transportation strategy(b)	(29)
25
Realized Margins(a)
Favorable results, primarily in power trading and gas storage strategies	17
Unfavorable results, primarily in gas structured and environmental trading strategies(c)	(36)
(19)
Increase in Non-utility Margin	$6
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

(b)	Amount includes $15 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $7 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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
Energy Trading is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $11 million for the three months ended March 31, 2020 represents an increase of $8 million from the net loss of $3 million in the comparable 2019 period. The increase was primarily due to lower excess tax benefits on stock-based compensation and effective income tax rate adjustments.

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

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash, Cash Equivalents, and Restricted Cash, Beginning	$93	$76
Net cash from operating activities	1,061	752
Net cash used for investing activities	(1,342)	(748)
Net cash from (used for) financing activities	864	(19)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	583	(15)
Cash, Cash Equivalents, and Restricted Cash, Ending	$676	$61
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $309 million in 2020. The increase is primarily due to an increase in cash flow from working capital items and an increase in Deferred income taxes.
The change in working capital items in 2020 was primarily related to a decrease in cash used for Accounts payable, Accrued pension costs, and Other current and noncurrent assets and liabilities, partially offset by an increase in cash used for Regulatory assets and liabilities and Inventories.
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
Net cash used for investing activities increased by $594 million in 2020 primarily due to higher Plant and equipment expenditures and new acquisitions, as described in Note 4 to the Consolidated Financial Statements.
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
Net cash from financing activities increased by $883 million in 2020 primarily due to an increase in issuance of long-term and short-term debt, partially offset by an increase in redemptions of long-term debt.

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
DTE Energy has approximately $0.4 billion in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of unsecured term loans or long-term debt.
DTE Energy has approximately $2.5 billion of available liquidity at March 31, 2020, consisting of cash, amounts available under unsecured revolving credit agreements, and unsecured term loans.
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue equity up to $300 million in 2020. If issued, DTE Energy anticipates up to $185 million of these equity issuances will be made through contributions to the qualified pension plans, including $160 million of DTE Electric contributions. DTE Energy does not anticipate making any contributions to the other postretirement plans in 2020.
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $381 million.
In April 2020, Fitch Ratings downgraded DTE Energy's unsecured debt rating from BBB+ to BBB. The downgrade primarily reflects increased leverage and business risk associated with DTE Energy's acquisition of midstream natural gas assets in December 2019. Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions," for additional information. We do not expect the downgrade to negatively impact DTE Energy's liquidity or access to the capital markets.
DTE Energy is also actively monitoring the impact of the COVID-19 pandemic on capital markets and any related effects to our cost of capital. During the three months ended March 31, 2020, concerns over the pandemic led to a lack of liquidity in the commercial paper market and increases to related borrowing costs. Despite these impacts, the Registrants have maintained adequate liquidity due to the availability of committed credit facilities and by raising additional liquidity through term loans and the public issuance of utility debt, while paying off maturing commercial paper.
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
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, some environmental contracts, and certain forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas and environmental inventory, pipeline transportation contracts, storage assets, and some environmental contracts. See Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
The tables below do not include the expected earnings impact of non-derivative natural gas storage, transportation, certain power contracts, and some environmental contracts which are subject to accrual accounting. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in the Registrants' reported period-by-period earnings; however, the financial impact of the timing differences will reverse at the time of physical delivery and/or settlement.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2019	$5
Reclassified to realized upon settlement	(20)
Changes in fair value recorded to income	52
Amounts recorded to unrealized income	32
Changes in fair value recorded in regulatory liabilities	(2)
MTM at March 31, 2020	$35
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2023 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2020	2021	2022	2023 and Beyond	Total Fair Value
	(In millions)
Level 1	$(34)	$(6)	$(2)	$(1)	$(43)
Level 2	23	23	3	5	54
Level 3	23	10	11	(20)	24
MTM before collateral adjustments	$12	$27	$12	$(16)	35
Collateral adjustments					—
MTM at March 31, 2020					$35

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
DTE Energy's Energy Trading business segment has exposure to electricity, natural gas, environmental, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by the energy marketing and trading operations through the use of forward energy, capacity, storage, options, and futures contracts, within pre-determined risk parameters.
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. As of March 31, 2020, PG&Es account is substantially current and outstanding accounts receivable from PG&E are not material. Therefore, DTE Energy determined no reserve was necessary.
As of March 31, 2020, the book value of long-lived assets and operating lease right-of-use assets used in producing electric output for sale to PG&E was approximately $100 million. The Power and Industrial Projects segment also has equity investments, including a note receivable, of approximately $69 million in entities that sell power to PG&E. In January 2019, following the bankruptcy filing, DTE Energy performed an impairment analysis on its long-lived assets. Based on its undiscounted cash flow projections, DTE Energy determined it did not have an impairment loss as of December 31, 2018. DTE Energy also determined there was not an other-than-temporary decline in its equity investments. DTE has not identified subsequent facts or circumstances that would cause a change to these conclusions through March 31, 2020. DTE Energy's assumptions and conclusions may change, and it could have impairment losses if any of the terms of the contracts are not honored by PG&E or the contracts are rejected through the bankruptcy process.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2020:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$213	$—	$213
BBB+ and BBB	187	—	187
BBB-	17	—	17
Total Investment Grade	417	—	417
Non-investment grade(b)	4	—	4
Internally Rated — investment grade(c)	362	(1)	361
Internally Rated — non-investment grade(d)	20	—	20
Total	$803	$(1)	$802
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 17% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of March 31, 2020, DTE Energy had a floating rate debt-to-total debt ratio of 6.10%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2024.

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2020 and 2019 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2020	2019	2020	2019	Change in the Fair Value of
	(In millions)
Environmental contracts	$(4)	$—	$2	$—	Commodity contracts
Gas contracts	$18	$20	$(18)	$(20)	Commodity contracts
Power contracts	$5	$1	$(5)	$(3)	Commodity contracts
Interest rate risk — DTE Energy	$(701)	$(636)	$731	$683	Long-term debt
Interest rate risk — DTE Electric	$(328)	$(310)	$351	$335	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 6 and 13 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2019 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future. For the three months ended March 31, 2020, one additional risk factor was identified as noted below:
The COVID-19 pandemic and resulting impact on business and economic conditions could negatively affect the Registrants' businesses and operations. The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets. The continued spread of COVID-19 and efforts to contain the virus, such as quarantines or closures or reduced operations of businesses, governmental agencies and other institutions, has caused an economic slowdown, and could lead to a recession, result in significant disruptions in various public, commercial or industrial activities and cause employee absences which could interfere with operation and maintenance of the Registrants' facilities. Travel bans and restrictions, quarantines, and shelter-in-place orders (including those in effect in our service areas in the State of Michigan) could also cause us to experience operational delays, delay the delivery of critical infrastructure and other supplies we source globally, delay the connection of electric or gas service to new customers, and significantly reduce the use of electricity and gas by our customers. We have experienced lower sales volumes in some operating segments, and any of the foregoing circumstances could further adversely affect customer demand or revenues, impact the ability of the Registrants' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could adversely affect the Registrants' businesses, results of operations or financial condition. The continued spread of COVID-19 has also led to disruption and volatility in the financial markets, which could increase the Registrants' costs to fund capital requirements and impact the operating results of our energy trading operations. To the extent that the Registrants' access to the capital markets is adversely affected by COVID-19, the Registrants may need to consider alternative sources of funding for our operations and for working capital, any of which could increase the Registrants' cost of capital. The extent to which COVID-19 may impact the Registrants' liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, and the extent to which normal economic and operating conditions can resume, among others. Our business continuity plans and insurance coverage may be insufficient to mitigate these adverse impacts to our business. In addition, the Registrants’ decision to suspend shut-offs for certain customers may adversely impact the Registrants’ collections process, which could have a negative impact on our results of operations, financial condition, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2020:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/20 - 01/31/20	7,802	$119.17	—	—	—
02/01/20 - 02/29/20	35,055	$132.61	—	—	—
03/01/20 - 03/31/20	—	$—	—	—	—
Total	42,857		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.314
Supplemental Indenture dated as of February 1, 2020, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2020 Series A and B)
		X	X

4.315
Supplemental Indenture dated as of April 1, 2020, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2020 Series C)
		X	X

10.108	Transition and Separation Agreement between Peter Oleksiak and DTE Energy Corporate Services, LLC, for the benefit of DTE Energy Company dated March 23, 2020	X

10.109	Fourth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of March 13, 2020	X

10.110
Term Loan Credit Agreement, dated as of March 24, 2020, by and among DTE Energy Company and the lenders party thereto, US. Bank National Association as Administrative Agent and Sole Book Runner and U.S. Bank National Association, KeyBanc Capital Markets Inc. and PNC Capital Markets LLC, as Joint Lead Arrangers
X

10.111
Term Loan Credit Agreement, dated as of March 27, 2020, by and among DTE Energy Company and the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., as Lead Arranger and Sole Book Runner
X

10.112
Term Loan Credit Agreement, dated as of April 3, 2020, by and among DTE Gas Company and the lenders party thereto, The Bank of Nova Scotia as Administrative Agent and The Bank of Nova Scotia as Lead Arranger and Sole Book Runner
X

10.113
Term Loan Credit Agreement, dated as of April 8, 2020, by and among DTE Electric Company and the lenders party thereto, The Barclays Bank PLC as Administrative Agent and The Barclays Bank PLC as Lead Arranger and Sole Book Runner
		X	X

10.114	Term Loan Agreement, dated as of April 16, 2020, by and among DTE Electric Company and the lenders party thereto, Mizuhu Bank, Ltd. as Administrative Agent, Lead Arranger and Sole Book Runner	X	X

31.177	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.178	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.179	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.180	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

Exhibit Number	Description	DTE Energy	DTE Electric

32.177	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.178	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.179	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.180	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 28, 2020
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)