Form 10-Q
period 2020-06-30
DTE ENERGY CO; DTE Electric Co
filed 2020-07-28
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common stock, without par value	DTE	New York Stock Exchange

2012 Series C 5.25% Junior Subordinated Debentures due 2062	DTQ	New York Stock Exchange

2016 Series B 5.375% Junior Subordinated Debentures due 2076	DTJ	New York Stock Exchange

2016 Series F 6.00% Junior Subordinated Debentures due 2076	DTY	New York Stock Exchange

2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

2019 6.25% Corporate Units	DTP	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2020:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	192,650,741

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AMT	Alternative Minimum Tax

ASU	Accounting Standards Update issued by the FASB

Blue Union	Blue Union gathering system is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of Blue Union in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

LEAP	Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

LIBOR	London Inter-Bank Offered Rates

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

DEFINITIONS

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOV	Notice of Violation

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PG&E	Pacific Gas and Electric Corporation

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

RNG	Renewable Natural Gas

SGG	Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment.

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

TCJA rate reduction	Reduction in DTE Gas revenue related to Calculation C of the TCJA. DTE Gas's Calculation C case was approved by the MPSC in August 2019 to address all remaining issues relative to the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities flow to ratepayers.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of City of Detroit's Public Lighting Department customers to DTE Electric's distribution system

USD	United States Dollar ($)

VIE	Variable Interest Entity

DEFINITIONS

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as "anticipate," "believe," "expect," "may," "could," "projected," "aspiration," "plans," and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:
•the duration and impact of the COVID-19 pandemic on the Registrants and customers;
•impact of regulation by the EPA, the FERC, the MPSC, the NRC, and for DTE Energy, the CFTC and CARB, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;
•the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;
•economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;
•the operational failure of electric or gas distribution systems or infrastructure;
•impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations and volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;
•impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;
•the risk of a major safety incident;
•environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;
•the cost of protecting assets against, or damage due to, cyber incidents and terrorism;
•health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;
•volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;
•changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•advances in technology that produce power, store power, or reduce power consumption;
•changes in the financial condition of significant customers and strategic partners;
•the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;
•access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;
•instability in capital markets which could impact availability of short and long-term financing;
•the timing and extent of changes in interest rates;
•the level of borrowings;
•the potential for increased costs or delays in completion of significant capital projects;
•changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;
•the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;
•unplanned outages;
•employee relations and the impact of collective bargaining agreements;
•the availability, cost, coverage, and terms of insurance and stability of insurance providers;
•cost reduction efforts and the maximization of plant and distribution system performance;
•the effects of competition;
•changes in and application of accounting standards and financial reporting regulations;
•changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;
•contract disputes, binding arbitration, litigation, and related appeals; and
•the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,542	$1,417	$3,275	$3,281
Non-utility operations	1,041	1,471	2,330	3,121
	2,583	2,888	5,605	6,402

Operating Expenses
Fuel, purchased power, and gas — utility	374	360	841	942
Fuel, purchased power, and gas — non-utility	789	1,258	1,757	2,643
Operation and maintenance	564	560	1,143	1,151
Depreciation and amortization	350	305	703	601
Taxes other than income	84	92	203	210
Asset (gains) losses and impairments, net	55	13	45	13
	2,216	2,588	4,692	5,560
Operating Income	367	300	913	842

Other (Income) and Deductions
Interest expense	179	154	354	306
Interest income	(6)	(3)	(16)	(7)
Non-operating retirement benefits, net	6	10	15	19
Other income	(101)	(73)	(166)	(161)
Other expenses	6	12	52	23
	84	100	239	180
Income Before Income Taxes	283	200	674	662

Income Tax Expense	6	21	55	75

Net Income	277	179	619	587

Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	(3)	2	4

Net Income Attributable to DTE Energy Company	$277	$182	$617	$583

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.44	$0.99	$3.20	$3.19

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.44	$0.99	$3.20	$3.18

Weighted Average Common Shares Outstanding
Basic	192	183	192	183
Diluted	193	184	192	183
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net Income	$277	$179	$619	$587

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1, $1, $2, and $2 respectively	2	3	5	7
Net unrealized gains (losses) on derivatives during the period, net of taxes of $1, $(2), $1, and $(3), respectively	1	(6)	2	(9)
Foreign currency translation	1	—	—	1
Other comprehensive income (loss)	4	(3)	7	(1)

Comprehensive income	281	176	626	586
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(3)	2	4
Comprehensive Income Attributable to DTE Energy Company	$281	$179	$624	$582

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$579	$93
Restricted cash	42	—
Accounts receivable (less allowance for doubtful accounts of $84 and $91, respectively)
Customer	1,375	1,642
Other	371	245
Inventories
Fuel and gas	349	373
Materials and supplies	436	386
Derivative assets	105	133
Regulatory assets	59	5
Other	181	209
	3,497	3,086
Investments
Nuclear decommissioning trust funds	1,603	1,661
Investments in equity method investees	1,855	1,862
Other	256	265
	3,714	3,788
Property
Property, plant, and equipment	36,684	35,072
Accumulated depreciation and amortization	(9,960)	(9,755)
	26,724	25,317
Other Assets
Goodwill	2,465	2,464
Regulatory assets	4,239	4,171
Intangible assets	2,380	2,393
Notes receivable	228	202
Derivative assets	43	41
Prepaid postretirement costs	113	69
Operating lease right-of-use assets	161	169
Other	175	182
	9,804	9,691
Total Assets	$43,739	$41,882

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,025	$1,076
Accrued interest	159	147
Dividends payable	390	195
Short-term borrowings	914	828
Current portion long-term debt, including finance leases	670	687
Derivative liabilities	52	83
Gas inventory equalization	29	—
Regulatory liabilities	25	65
Operating lease liabilities	32	33
Acquisition related deferred payment	384	379
Other	516	504
	4,196	3,997
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	16,186	14,778
Junior subordinated debentures	1,146	1,146
Finance lease liabilities	9	11
	17,341	15,935
Other Liabilities
Deferred income taxes	2,650	2,315
Regulatory liabilities	3,203	3,264
Asset retirement obligations	2,754	2,672
Unamortized investment tax credit	163	166
Derivative liabilities	33	86
Accrued pension liability	779	808
Nuclear decommissioning	241	249
Operating lease liabilities	121	127
Other	366	427
	10,310	10,114
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 192,650,741 and 192,208,533 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	5,247	5,233
Retained earnings	6,618	6,587
Accumulated other comprehensive loss	(141)	(148)
Total DTE Energy Company Equity	11,724	11,672
Noncontrolling interests	168	164
Total Equity	11,892	11,836
Total Liabilities and Equity	$43,739	$41,882

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In millions)
Operating Activities
Net Income	$619	$587
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	703	601
Nuclear fuel amortization	13	30
Allowance for equity funds used during construction	(13)	(13)
Deferred income taxes	286	80
Equity earnings of equity method investees	(59)	(43)
Dividends from equity method investees	81	89
Asset (gains) losses and impairments, net	49	13
Changes in assets and liabilities:
Accounts receivable, net	156	369
Inventories	(24)	46
Prepaid postretirement benefit costs	(44)	(38)
Accounts payable	(78)	(247)
Gas inventory equalization	29	45
Accrued pension liability	(29)	(122)
Derivative assets and liabilities	(58)	(20)
Regulatory assets and liabilities	(67)	142
Other current and noncurrent assets and liabilities	117	(152)
Net cash from operating activities	1,681	1,367
Investing Activities
Plant and equipment expenditures — utility	(1,599)	(1,294)
Plant and equipment expenditures — non-utility	(424)	(102)
Acquisitions related to business combinations, net of cash acquired	(126)	—
Proceeds from sale of assets	4	—
Proceeds from sale of nuclear decommissioning trust fund assets	1,238	396
Investment in nuclear decommissioning trust funds	(1,238)	(399)
Distributions from equity method investees	6	5
Contributions to equity method investees	(17)	(38)
Notes receivable	(24)	(62)
Other	(5)	(20)
Net cash used for investing activities	(2,185)	(1,514)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,685	1,438
Redemption of long-term debt	(300)	—
Short-term borrowings, net	86	(606)
Dividends paid on common stock	(390)	(345)
Contributions from noncontrolling interests, principally REF entities	15	17
Distributions to noncontrolling interests	(13)	(31)
Purchases of noncontrolling interest, principally SGG	—	(300)
Other	(51)	(40)
Net cash from financing activities	1,032	133
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	528	(14)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	93	76
Cash, Cash Equivalents, and Restricted Cash at End of Period	$621	$62

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$340	$270
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	340	—	2	342
Dividends declared on common stock ($1.01 per Common Share)	—	—	(195)	—	—	(195)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	403	2	—	—	—	2
Balance, March 31, 2020	192,612	$5,235	$6,732	$(145)	$166	$11,988
Net Income	—	—	277	—	—	277
Dividends declared on common stock ($2.03 per Common Share)	—	—	(390)	—	—	(390)
Other comprehensive income, net of tax	—	—	—	4	—	4
Stock-based compensation, net contributions from noncontrolling interests, and other	39	12	(1)	—	2	13
Balance, June 30, 2020	192,651	$5,247	$6,618	$(141)	$168	$11,892

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	401	—	7	408
Dividends declared on common stock ($0.95 per Common Share)	—	—	(173)	—	—	(173)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	472	(21)	(1)	—	(12)	(34)
Balance, March 31, 2019	183,212	$4,324	$6,364	$(143)	$475	$11,020
Net Income (Loss)	—	—	182	—	(3)	179
Dividends declared on common stock ($1.89 per Common Share)	—	—	(347)	—	—	(347)
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	90	23	(1)	—	(2)	20
Balance, June 30, 2019	183,302	$4,344	$6,198	$(146)	$173	$10,569

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,309	$1,190	$2,521	$2,425

Operating Expenses
Fuel and purchased power — utility	342	322	639	668
Operation and maintenance	353	334	713	692
Depreciation and amortization	252	229	510	450
Taxes other than income	58	69	141	153
Asset (gains) losses and impairments, net	41	13	41	13
	1,046	967	2,044	1,976
Operating Income	263	223	477	449

Other (Income) and Deductions
Interest expense	85	78	166	154
Interest income	—	—	(2)	(1)
Other income	(37)	(25)	(50)	(58)
Other expenses	7	12	48	20
	55	65	162	115
Income Before Income Taxes	208	158	315	334

Income Tax Expense	25	25	38	54

Net Income	$183	$133	$277	$280
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net Income	$183	$133	$277	$280
Other comprehensive income	—	—	—	—
Comprehensive Income	$183	$133	$277	$280

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$336	$12
Accounts receivable (less allowance for doubtful accounts of $44 and $46, respectively)
Customer	763	729
Affiliates	23	25
Other	71	41
Inventories
Fuel	206	187
Materials and supplies	293	280
Regulatory assets	57	5
Other	70	78
	1,819	1,357
Investments
Nuclear decommissioning trust funds	1,603	1,661
Other	37	38
	1,640	1,699
Property
Property, plant, and equipment	25,213	24,279
Accumulated depreciation and amortization	(6,823)	(6,706)
	18,390	17,573
Other Assets
Regulatory assets	3,545	3,448
Intangible assets	15	15
Prepaid postretirement costs — affiliates	266	266
Operating lease right-of-use assets	81	87
Other	134	143
	4,041	3,959
Total Assets	$25,890	$24,588

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$52	$59
Other	438	406
Accrued interest	93	84
Current portion long-term debt, including finance leases	619	636
Regulatory liabilities	13	40
Short-term borrowings
Affiliates	107	97
Other	200	354
Operating lease liabilities	12	12
Other	168	155
	1,702	1,843
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	7,951	6,548
Finance lease liabilities	2	4
	7,953	6,552
Other Liabilities
Deferred income taxes	2,422	2,355
Regulatory liabilities	2,498	2,546
Asset retirement obligations	2,522	2,447
Unamortized investment tax credit	163	166
Nuclear decommissioning	241	249
Accrued pension liability — affiliates	704	717
Accrued postretirement liability — affiliates	338	367
Operating lease liabilities	62	67
Other	82	84
	9,032	8,998
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	4,811	4,811
Retained earnings	2,392	2,384
Total Shareholder’s Equity	7,203	7,195
Total Liabilities and Shareholder’s Equity	$25,890	$24,588

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In millions)
Operating Activities
Net Income	$277	$280
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	510	450
Nuclear fuel amortization	13	30
Allowance for equity funds used during construction	(12)	(12)
Deferred income taxes	26	38
Asset (gains) losses and impairments, net	41	13
Changes in assets and liabilities:
Accounts receivable, net	(62)	53
Inventories	(32)	(12)
Accounts payable	42	(13)
Accrued pension liability — affiliates	(13)	(105)
Accrued postretirement liability — affiliates	(29)	(24)
Regulatory assets and liabilities	(91)	137
Other current and noncurrent assets and liabilities	87	(169)
Net cash from operating activities	757	666
Investing Activities
Plant and equipment expenditures	(1,381)	(1,073)
Notes receivable, including affiliates	(2)	(5)
Proceeds from sale of nuclear decommissioning trust fund assets	1,238	396
Investment in nuclear decommissioning trust funds	(1,238)	(399)
Other	(4)	(19)
Net cash used for investing activities	(1,387)	(1,100)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,685	643
Redemption of long-term debt	(300)	—
Short-term borrowings, net — affiliate	10	194
Short-term borrowings, net — other	(154)	(149)
Dividends paid on common stock	(269)	(247)
Other	(18)	(16)
Net cash from financing activities	954	425
Net Increase (Decrease) in Cash and Cash Equivalents	324	(9)
Cash and Cash Equivalents at Beginning of Period	12	18
Cash and Cash Equivalents at End of Period	$336	$9

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$170	$159

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	94	94
Dividends declared on common stock	—	—	—	(135)	(135)
Balance, March 31, 2020	138,632	1,386	3,425	2,343	7,154
Net Income	—	—	—	183	183
Dividends declared on common stock	—	—	—	(134)	(134)
Balance, June 30, 2020	138,632	$1,386	$3,425	$2,392	$7,203

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	147	147
Dividends declared on common stock	—	—	—	(124)	(124)
Balance, March 31, 2019	138,632	1,386	3,245	2,185	6,816
Net Income	—	—	—	133	133
Dividends declared on common stock	—	—	—	(123)	(123)
Balance, June 30, 2019	138,632	$1,386	$3,245	$2,195	$6,826

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy and DTE Electric
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy
Note 16	Related Party Transactions	DTE Energy and DTE Electric

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and
•Other businesses primarily involved in 1) services related to the gathering, transportation, and storage of natural gas; 2) power and industrial projects; and 3) energy marketing and trading operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts, including the transportation services contract with NEXUS. As of June 30, 2020, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2020, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2020 and December 31, 2019. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	June 30, 2020			December 31, 2019
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$26	$16	$42	$16	$11	$27
Accounts receivable	8	24	32	8	19	27
Inventories	—	98	98	—	74	74
Property, plant, and equipment, net	406	28	434	410	33	443
Goodwill	25	—	25	25	—	25
Intangible assets	535	—	535	542	—	542
Other current and long-term assets	—	8	8	2	—	2
	$1,000	$174	$1,174	$1,003	$137	$1,140

LIABILITIES
Accounts payable and accrued current liabilities	$—	$13	$13	$2	$13	$15
Short term borrowings	—	14	14	—	—	—
Other current and long-term liabilities	7	7	14	7	7	14
	$7	$34	$41	$9	$20	$29
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at June 30, 2020 and December 31, 2019.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2020	December 31, 2019
	(In millions)
Investments in equity method investees	$1,500	$1,503
Notes receivable	$34	$21
Future funding commitments	$32	$63

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Equity earnings of equity method investees	$30	$20	$59	$43
Income from REF entities	29	29	52	56
Gains from equity and fixed income securities	22	7	22	24
Allowance for equity funds used during construction	7	6	13	13
Contract services	6	6	13	14
Other	7	5	7	11
	$101	$73	$166	$161
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Gains from equity and fixed income securities allocated from DTE Energy	$22	$7	$22	$24
Contract services	6	8	13	16
Allowance for equity funds used during construction	6	6	12	12
Other	3	4	3	6
	$37	$25	$50	$58
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the three and six months ended June 30, 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.
On January 1, 2019, DTE Energy reclassified $25 million of stranded tax effects resulting from the TCJA from Accumulated other comprehensive income (loss) to Retained Earnings. The reclassification was recorded upon adoption of ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For the three and six months ended June 30, 2019, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of this standard were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
DTE Energy	2%	11%	8%	11%
DTE Electric	12%	16%	12%	16%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 9% decrease in DTE Energy's effective tax rate for the three months ended June 30, 2020 was primarily due to the carryback of the 2018 net operating loss due to the CARES Act of 12% and higher amortization of the TCJA regulatory liability of 2%, partially offset by a decrease in annual production tax credits of 4%. Refer below for additional information regarding the CARES Act and related tax impacts. The 3% decrease in DTE Energy's effective tax rate for the six months ended June 30, 2020 was primarily due to the 2018 net operating loss carryback of 5% and higher amortization of the TCJA regulatory liability of 2%, partially offset by a decrease in production tax credits of 3%.
The 4% decrease in DTE Electric's effective tax rate for the three and six months ended June 30, 2020 was primarily due to higher amortization of the TCJA regulatory liability of 3% and an increase in annual production tax credits of 1%.
DTE Energy had $8 million of unrecognized tax benefits at June 30, 2020, that if recognized, would favorably impact its effective tax rate. DTE Electric had $10 million of unrecognized tax benefits at June 30, 2020, that if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes in unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $1 million and $14 million at June 30, 2020 and December 31, 2019, respectively.
In March 2020, the "Coronavirus Aid, Relief, and Economic Security Act" (CARES Act) was signed into law and included several significant changes to the Internal Revenue Code. The CARES Act includes certain tax relief provisions applicable to the Registrants including a) the immediate refund of the corporate AMT credit, b) the ability to carryback net operating losses five years for tax years 2018 through 2020, c) the employee retention credit, and d) delayed payment of employer payroll taxes.
As of June 30, 2020, DTE Energy had a $220 million receivable recorded in anticipation of a refund from the U.S. Treasury, which is included in Accounts receivable - Other on the Consolidated Statements of Financial Position. The receivable is comprised of $153 million for the immediate refund of the 2018 remaining AMT credit balance and $67 million as a result of carrying back the 2018 net operating loss to 2013.
In addition, the carryback of the 2018 net operating loss to 2013 resulted in a $34 million reduction in Income Tax Expense for the three and six months ended June 30, 2020 due primarily to the difference in rates between the two years (35% in 2013 and 21% in 2018).
The Registrants filed a claim for employee retention credits of $6 million, of which $3 million is attributable to DTE Electric. These amounts are included in Taxes other than income in the Consolidated Statements of Operations for the three and six months ended June 30, 2020. The Registrants also deferred employer payroll taxes of $14 million, of which $8 million is attributable to DTE Electric, increasing the amount of Current Liabilities - Other on the Registrants' Consolidated Statements of Financial Position as of June 30, 2020.
Unrecognized Compensation Costs
As of June 30, 2020, DTE Energy had $99 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.66 years.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $7 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, while such allocation was $16 million and $24 million for the six months ended June 30, 2020 and 2019, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2020.

	DTE Energy				DTE Electric
	Year of origination
	2020	2019	2018 and prior	Total	2020 and prior
	(In millions)
Notes receivable
Internal grade 1	$2	$9	$9	$20	$11
Internal grade 2	38	13	7	58	—
Total notes receivable(a)	$40	$22	$16	$78	$11

Net investment in leases
Net investment in leases, internal grade 1	$8	$—	$42	$50	$—
Net investment in leases, internal grade 2	132	—	1	133	—
Total net investment in leases(a)	$140	$—	$43	$183	$—
_______________________________________
(a)For DTE Energy, included in Current Assets — Other and Other Assets — Notes Receivable on the Consolidated Statements of Financial Position. For DTE Electric, included in Current Assets — Other and Other Assets — Other on the Consolidated Statements of Financial Position.
The allowance for doubtful accounts on accounts receivable for the utility entities is generally calculated using an aging approach that utilizes rates developed in reserve studies. DTE Electric and DTE Gas establish an allowance for uncollectible accounts based on historical losses and management's assessment of existing and future economic conditions, customer trends and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. DTE Electric and DTE Gas generally assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted. The time period for write-off is 150 days after service has been terminated.

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
The following table presents a roll-forward of the activity for the Registrants' financing receivables credit loss reserves as of June 30, 2020.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020	$87	$4	$91	$46
Current period provision	54	2	56	32
Write-offs charged against allowance	(89)	(2)	(91)	(51)
Recoveries of amounts previously written off	29	(1)	28	17
Ending reserve balance, June 30, 2020	$81	$3	$84	$44
The Registrants have been monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. As of June 30, 2020, the allowance for doubtful accounts has been increased by $8 million at DTE Electric and $3 million at DTE Gas to account for additional risk related to the pandemic.
In April 2020, the MPSC issued an order in response to the COVID-19 pandemic and authorized the deferral of certain uncollectible expense that is in excess of the amount used to set current rates. As a result of the order, $6 million and $2 million of uncollectible expense was deferred as Regulatory assets for DTE Electric and DTE Gas, respectively, during the second quarter of 2020. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters," for further information regarding the order.
For DTE Energy, uncollectible expense was $15 million and $48 million for the three and six months ended June 30, 2020, respectively, which is primarily comprised of the current period provision for allowance for doubtful accounts adjusted for regulatory deferrals. DTE Energy uncollectible expense was $24 million and $53 million for the three and six months ended June 30, 2019, respectively.
For DTE Electric, uncollectible expense was $9 million and $26 million for the three and six months ended June 30, 2020, respectively, which is primarily comprised of the current period provision adjusted for regulatory deferrals. DTE Electric uncollectible expense was $14 million and $30 million for the three and six months ended June 30, 2019, respectively.
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2020.

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

NOTE 4 — ACQUISITIONS
Power and Industrial Projects Segment Acquisition
On February 18, 2020, DTE Energy closed on the purchase of an 8 MW combined heat and power generation facility from South Jersey Industries (“SJI”) that provides electricity and hot and chilled water to a hotel and casino in Atlantic City, New Jersey. Direct transaction costs primarily related to advisory fees were immaterial and are included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations. The fair value of consideration provided for the acquisition was approximately $95 million paid in cash.
The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values as shown below:

(In millions)
Contract intangibles	$17
Property, plant, and equipment, net	76
Working capital	2
Total	$95
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
The fair value of the consideration provided for the entities acquired was $2.74 billion and included $2.36 billion paid in cash and an estimated $380 million of contingent consideration to be paid upon completion of the LEAP gathering pipeline in the second half of 2020. As of June 30, 2020, a liability of $384 million for the contingent consideration payment was included in the Acquisition related deferred payment line in the Consolidated Statements of Financial Position. The liability included related accretion expense of $2 million and $4 million for the three and six months ended June 30, 2020, respectively. In July 2020, the LEAP gathering pipeline achieved the final milestone of its construction and consideration of $385 million was paid on July 27, 2020 in two equal installments.
The acquisition was financed through the issuance of Equity Units, common stock, and Senior Notes. The acquired assets are part of DTE Energy's non-utility Gas Storage and Pipelines segment. The acquisition was accounted for using the acquisition method of accounting for business combinations. The allocation of the purchase price included in the Consolidated Statements of Financial Position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and the liabilities assumed. The purchase price is subject to (i) final working capital settlement adjustments, and (ii) resolution of any indemnification claims that might be deducted from the remaining $99 million of cash consideration paid and held in escrow.
The excess purchase price over the fair value of net assets acquired was classified as goodwill. As of June 30, 2020, total goodwill was approximately $172 million, including $1 million resulting from working capital adjustments recorded during the six months ended June 30, 2020. DTE Energy cannot estimate the potential for any further revisions to the purchase price allocation for the remainder of 2020.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The preliminary allocation of the purchase price is based on estimated fair values of the Blue Union and LEAP assets acquired and liabilities assumed at the date of acquisition, December 4, 2019. The components of the preliminary purchase price allocation, inclusive of purchase accounting adjustments, are as follows:

(In millions)
Assets
Cash	$62
Accounts receivable	31
Property, plant, and equipment, net	1,035
Goodwill	172
Customer relationship intangibles	1,473
Other current assets	1
$2,774
Liabilities
Accounts payable	$26
Acquisition related deferred payment	380
Other current liabilities	2
Asset retirement obligations	9
$417
Total cash consideration	$2,357
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Electric(a)
Residential	$671	$494	$1,269	$1,047
Commercial	389	423	815	843
Industrial	120	158	276	322
Other(b)	132	115	168	213
Total Electric operating revenues(c)	$1,312	$1,190	$2,528	$2,425

Gas
Gas sales	$169	$163	$563	$640
End User Transportation	43	42	120	122
Intermediate Transportation	16	15	42	41
Other(b)	23	23	66	85
Total Gas operating revenues(d)	$251	$243	$791	$888

Other segment operating revenues
Gas Storage and Pipelines(e)	$172	$121	$342	$237
Power and Industrial Projects(f)	$219	$402	$526	$790
Energy Trading(g)	$740	$1,113	$1,653	$2,414
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $3 million and $7 million of Other revenues related to DTE Sustainable Generation for the three and six months ended June 30, 2020, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms.
(c)Includes $5 million of other revenues outside the scope of topic 606 for the three months ended June 30, 2020 and 2019, and $10 million and $8 million for the six months ended June 30, 2020 and 2019, respectively.
(d)Includes $2 million under Alternative Revenue Programs for the six months ended June 30, 2020 and $3 million and $5 million of other revenues for the three and six months ended June 30, 2020, respectively, which are all outside the scope of Topic 606. For prior period, revenues include $3 million under Alternative Revenue Programs for the six months ended June 30, 2019 and $2 million and $4 million of other revenues for the three and six months ended June 30, 2019, respectively, which are all outside the scope of Topic 606.
(e)Includes revenues outside the scope of Topic 606 primarily related to $2 million of contracts accounted for as leases for the three months ended June 30, 2020 and 2019, and $4 million for the six months ended June 30, 2020 and 2019.
(f)Includes revenues outside the scope of Topic 606 primarily related to $21 million and $30 million of contracts accounted for as leases for the three months ended June 30, 2020 and 2019, respectively, and $48 million and $61 million for the six months ended June 30, 2020 and 2019, respectively.
(g)Includes revenues outside the scope of Topic 606 primarily related to $467 million and $879 million of derivatives for the three months ended June 30, 2020 and 2019, respectively, and $1.1 billion and $1.8 billion of derivatives for the six months ended June 30, 2020 and 2019, respectively.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2020	$75
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	34
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(12)
Ending Balance, June 30, 2020	$97
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2020	$53
2021	16
2022	7
2023	3
2024	7
2025 and thereafter	11
$97
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
Such contracts consist of varying types of performance obligations across the segments, including the supply and delivery of energy related products and services. Contracts with variable volumes and/or variable pricing, including those with pricing provisions tied to a consumer price or other index, have also been excluded as the related consideration under the contract is variable at inception of the contract. Contract lengths vary from cancellable to multi-year.
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2020	$122	$4
2021	349	8
2022	291	7
2023	228	7
2024	143	7
2025 and thereafter	578	1
	$1,711	$34

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — REGULATORY MATTERS
2020 COVID-19 Response
In response to the COVID-19 pandemic, the MPSC issued an order on April 15, 2020 to provide guidance and direction to utilities and other stakeholders on topics including customer protections and affordability, utility accounting, regulatory activities, energy assistance, and energy waste reduction and demand response continuity.  The order authorizes the deferral of uncollectible expense that is in excess of the amount used to set current rates effective March 24, 2020, the date of Michigan's executive order to "Stay Home, Stay Safe".  The Registrants implemented the deferral in the second quarter 2020. Refer to Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies" for the impact to uncollectible expense for the period. On July 23, 2020, the MPSC further ordered that utilities seeking to recover COVID-19 related expenses beyond uncollectible expense may make an informational filing no later than November 2, 2020. The Registrants will evaluate this order and continue to monitor MPSC activities involving COVID-19.
2019 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure and generation investments. The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales and operating and maintenance expenses. On May 8, 2020, the MPSC issued an order approving an annual revenue increase of $188 million for services rendered on or after May 15, 2020 and a return on equity of 9.9%. The order also disallowed $41 million of capital expenditures related to incentive compensation previously recorded during 2018-2020, resulting in an adjustment to Asset (gains) losses and impairment, net during the second quarter.
2020 Accounting Application
On July 9, 2020 the MPSC approved DTE Electric's request to accelerate amortization of the regulatory liability for non-plant-related accumulated deferred income tax balances that resulted from the TCJA. DTE Electric will increase amortization by $102 million beginning in May 2021, which will fully amortize this regulatory liability by the end of 2021 instead of April 2033. The accelerated amortization will not impact customer rates and will allow DTE Electric to defer its next rate case filing previously set for July 2020 to at least March 1, 2021.
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
On July 17, 2020, DTE Gas reached a settlement with all intervening parties in the case and filed a settlement agreement authorizing the company to increase base rates by $110 million, reflecting a return on equity of 9.9%. The resulting rates are a net increase to customers of $51 million as an existing Infrastructure Recovery Mechanism (IRM) surcharge will be rolled into the new base rates. The settlement agreement also approved a $20 million annual increase to amortization of the regulatory liability for non-plant accumulated deferred income tax balances resulting from the TCJA. This increased amortization will cease upon DTE Gas receiving its next rate order. Pending MPSC approval of the settlement agreement, which is expected by September 2020, DTE Gas will implement the increases to rates and amortization effective October 1, 2020. In addition, the settlement agreement disallowed capitalized expenditures related to incentive compensation, consistent with the MPSC order issued for DTE Electric on May 8, 2020. In anticipation of the disallowance, DTE Gas recorded an adjustment of $14 million to Asset (gains) losses and impairment, net on the Consolidated Statements of Operations during the second quarter 2020.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$277	$182	$617	$583
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — basic	$277	$182	$616	$582

Average number of common shares outstanding — basic	192	183	192	183
Basic Earnings per Common Share	$1.44	$0.99	$3.20	$3.19

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$277	$182	$617	$583
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — diluted	$277	$182	$616	$582

Average number of common shares outstanding — basic	192	183	192	183
Incremental shares attributable to:
Average dilutive equity units, performance share awards, and stock options	1	1	—	—
Average number of common shares outstanding — diluted	193	184	192	183
Diluted Earnings per Common Share(a)	$1.44	$0.99	$3.20	$3.18
_______________________________________
(a)Equity Units excluded from the calculation of diluted EPS were approximately 10.3 million for the three and six months ended June 30, 2020, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2020 and December 31, 2019. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Registrants classify fair value balances based on the fair value hierarchy defined as follows:
•Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date.
•Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	June 30, 2020						December 31, 2019
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$331	$—	$—	$—	$—	$331	$15	$—	$—	$—	$—	$15
Nuclear decommissioning trusts
Equity securities	973	—	—	—	—	973	1,046	—	—	—	—	1,046
Fixed income securities	137	372	—	—	—	509	160	378	—	—	—	538
Private equity and other	—	—	—	62	—	62	—	—	—	43	—	43
Cash equivalents	59	—	—	—	—	59	34	—	—	—	—	34
Other investments(e)
Equity securities	42	—	—	—	—	42	140	—	—	—	—	140
Fixed income securities	6	—	—	—	—	6	79	—	—	—	—	79
Cash equivalents	177	—	—	—	—	177	4	—	—	—	—	4
Derivative assets
Commodity contracts(f)
Natural gas	100	79	71	—	(173)	77	205	76	74	—	(266)	89
Electricity	—	155	68	—	(165)	58	—	223	83	—	(225)	81
Environmental & Other	—	217	10	—	(217)	10	—	110	3	—	(110)	3
Foreign currency exchange contracts	—	3	—	—	—	3	—	1	—	—	—	1
Total derivative assets	100	454	149	—	(555)	148	205	410	160	—	(601)	174
Total	$1,825	$826	$149	$62	$(555)	$2,307	$1,683	$788	$160	$43	$(601)	$2,073

Liabilities
Derivative liabilities
Commodity contracts(f)
Natural gas	$(123)	$(52)	$(51)	$—	$173	$(53)	$(221)	$(41)	$(89)	$—	$266	$(85)
Electricity	—	(159)	(52)	—	165	(46)	—	(231)	(67)	—	225	(73)
Environmental & Other	(3)	(199)	—	—	217	15	—	(121)	—	—	110	(11)
Foreign currency exchange contracts	—	(1)	—	—	—	(1)	—	—	—	—	—	—
Total	$(126)	$(411)	$(103)	$—	$555	$(85)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets at end of period	$1,699	$415	$46	$62	$—	$2,222	$1,462	$395	$4	$43	$—	$1,904
Assets
Current	$425	$329	$108	$—	$(426)	$436	$218	$320	$123	$—	$(513)	$148
Noncurrent	1,400	497	41	62	(129)	1,871	1,465	468	37	43	(88)	1,925
Total Assets	$1,825	$826	$149	$62	$(555)	$2,307	$1,683	$788	$160	$43	$(601)	$2,073
Liabilities
Current	$(117)	$(298)	$(63)	$—	$426	$(52)	$(211)	$(300)	$(85)	$—	$513	$(83)
Noncurrent	(9)	(113)	(40)	—	129	(33)	(10)	(93)	(71)	—	88	(86)
Total Liabilities	$(126)	$(411)	$(103)	$—	$555	$(85)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets at end of period	$1,699	$415	$46	$62	$—	$2,222	$1,462	$395	$4	$43	$—	$1,904
_______________________________________
(a)See footnotes on following page.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
_______________________________________
(b)Amounts represent assets valued at NAV as a practical expedient for fair value.
(c)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(d)At June 30, 2020, the $331 million consisted of $330 million and $1 million of cash equivalents included in Cash and cash equivalents and Restricted cash on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2019, the $15 million consisted of $4 million and $11 million of cash equivalents included in Cash and cash equivalents and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.
(e)Excludes cash surrender value of life insurance investments.
(f)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$205	$—	$—	$—	$205	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	973	—	—	—	973	1,046	—	—	—	1,046
Fixed income securities	137	372	—	—	509	160	378	—	—	538
Private equity and other	—	—	—	62	62	—	—	—	43	43
Cash equivalents	59	—	—	—	59	34	—	—	—	34
Other investments
Equity securities	13	—	—	—	13	13	—	—	—	13
Cash equivalents	11	—	—	—	11	—	—	—	—	—
Derivative assets — FTRs	—	—	10	—	10	—	—	3	—	3
Total	$1,398	$372	$10	$62	$1,842	$1,264	$378	$3	$43	$1,688

Assets
Current	$205	$—	$10	$—	$215	$11	$—	$3	$—	$14
Noncurrent	1,193	372	—	62	1,627	1,253	378	—	43	1,674
Total Assets	$1,398	$372	$10	$62	$1,842	$1,264	$378	$3	$43	$1,688
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)At June 30, 2020, the $205 million of cash equivalents was included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2019, the $11 million of cash equivalents was included in Other investments on DTE Electric's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in private equity partnerships, as well as real estate and private debt. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $195 million and $151 million as of June 30, 2020 and December 31, 2019, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$8	$15	$1	$24	$(10)	$(25)	$2	$(33)
Transfers into Level 3 from Level 2	2	—	—	2	1	—	—	1
Transfers from Level 3 into Level 2	(5)	—	—	(5)	—	—	—	—
Total gains (losses)
Included in earnings	12	33	(8)	37	(1)	41	—	40
Recorded in Regulatory liabilities	—	—	14	14	—	—	9	9
Purchases, issuances, and settlements
Settlements	3	(32)	3	(26)	—	(6)	(2)	(8)
Net Assets (Liabilities) as of June 30	$20	$16	$10	$46	$(10)	$10	$9	$9
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2020 and 2019(a)	$18	$20	$(16)	$22	$(1)	$38	$(4)	$33

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(15)	$16	$3	$4	$(49)	$(2)	$7	$(44)
Transfers from Level 3 into Level 2	(4)	—	—	(4)	—	—	—	—
Total gains (losses)
Included in earnings	36	53	(8)	81	31	10	(1)	40
Recorded in Regulatory liabilities	—	—	12	12	—	—	7	7
Purchases, issuances, and settlements
Settlements	3	(53)	3	(47)	8	2	(4)	6
Net Assets (Liabilities) as of June 30	$20	$16	$10	$46	$(10)	$10	$9	$9
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2020 and 2019(a)	$37	$42	$(16)	$63	$16	$17	$(5)	$28
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net Assets as of beginning of period	$1	$2	$3	$6
Change in fair value recorded in Regulatory liabilities	14	9	12	7
Purchases, issuances, and settlements
Settlements	(5)	(2)	(5)	(4)
Net Assets as of June 30	$10	$9	$10	$9
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at June 30, 2020 and 2019 and reflected in DTE Electric's Consolidated Statements of Financial Position	$10	$9	$10	$9
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and six months ended June 30, 2020 and 2019.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$71	$(51)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.74)	—	$4.18	/MMBtu	$(0.06)	/MMBtu
Electricity	$68	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$14	/MWh	$(1)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$74	$(89)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.78)	—	$5.78	/MMBtu	$(0.09)	/MMBtu
Electricity	$83	$(67)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$6	/MWh	$—	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$78	$—	$—	$78	$184	$—	$—	$184
Short-term borrowings	$914	$—	$914	$—	$828	$—	$828	$—
Notes payable — Other(b)	$15	$—	$—	$15	$25	$—	$—	$25
Long-term debt(c)	$17,997	$2,299	$15,952	$1,845	$16,606	$2,572	$14,207	$1,252
_______________________________________
(a)Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.
(c)Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$11	$—	$—	$11	$9	$—	$—	$9
Short-term borrowings — affiliates	$107	$—	$—	$107	$97	$—	$—	$97
Short-term borrowings — other	$200	$—	$200	$—	$354	$—	$354	$—
Notes payable — Other(b)	$11	$—	$—	$11	$21	$—	$—	$21
Long-term debt(c)	$8,566	$—	$9,821	$193	$7,180	$—	$7,916	$173
_______________________________________
(a)Included in Current Assets — Other and Other Assets — Other on DTE Electric's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.
(c)Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2020	December 31, 2019
	(In millions)
Fermi 2	$1,592	$1,650
Fermi 1	3	3
Low-level radioactive waste	8	8
	$1,603	$1,661
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Realized gains	$103	$17	$134	$28
Realized losses	$(76)	$(10)	$(92)	$(17)
Proceeds from sale of securities	$799	$220	$1,238	$396
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2020			December 31, 2019
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$973	$262	$(25)	$1,046	$396	$(39)
Fixed income securities	509	35	(2)	538	24	(1)
Private equity and other	62	—	—	43	—	—
Cash equivalents	59	—	—	34	—	—
	$1,603	$297	$(27)	$1,661	$420	$(40)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2020
(In millions)
Due within one year	$5
Due after one through five years	90
Due after five through ten years	114
Due after ten years	300
$509

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Securities
At June 30, 2020 and December 31, 2019, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of equity and fixed income securities within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes DTE Energy's gains (losses) related to the trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Gains (losses) related to equity securities	$16	$4	$(6)	$17
Gains (losses) related to fixed income securities	6	3	(3)	7
	$22	$7	$(9)	$24

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2023. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2020 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
Derivative Activities
DTE Energy manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describes the categories of activities represented by their operating characteristics and key risks:
•Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward natural gas purchases and sales, natural gas transportation, and storage capacity. Changes in the value of derivatives in this category typically economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.
•Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end-users, utilities, retail aggregators, and alternative energy suppliers.
•Fundamentals Based Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.
•Other — Includes derivative activity at DTE Electric related to FTRs. Changes in the value of derivative contracts at DTE Electric are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$250	$(226)	$355	$(351)
Electricity	223	(211)	306	(298)
Environmental & Other	227	(202)	113	(121)
Foreign currency exchange contracts	3	(1)	1	—
Total derivatives not designated as hedging instruments	$703	$(640)	$775	$(770)

Current	$531	$(478)	$646	$(596)
Noncurrent	172	(162)	129	(174)
Total derivatives	$703	$(640)	$775	$(770)
The following table presents the fair value of derivative instruments for DTE Electric:

	June 30, 2020	December 31, 2019
	(In millions)
FTRs — Other current assets	$10	$3
Total derivatives not designated as hedging instruments	$10	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $6 million outstanding at June 30, 2020 and December 31, 2019 which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $4 million at June 30, 2020 and December 31, 2019. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2020	December 31, 2019
	(In millions)
Cash collateral recorded in Accounts receivable(a)	$15	$13
Cash collateral recorded in Accounts payable(a)	(3)	(3)
Total net cash collateral posted (received)	$12	$10
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2020			December 31, 2019
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$250	$(173)	$77	$355	$(266)	$89
Electricity	223	(165)	58	306	(225)	81
Environmental & Other	227	(217)	10	113	(110)	3
Foreign currency exchange contracts	3	—	3	1	—	1
Total derivative assets	$703	$(555)	$148	$775	$(601)	$174

Derivative liabilities
Commodity contracts
Natural gas	$(226)	$173	$(53)	$(351)	$266	$(85)
Electricity	(211)	165	(46)	(298)	225	(73)
Environmental & Other	(202)	217	15	(121)	110	(11)
Foreign currency exchange contracts	(1)	—	(1)	—	—	—
Total derivative liabilities	$(640)	$555	$(85)	$(770)	$601	$(169)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2020				December 31, 2019
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$531	$172	$(478)	$(162)	$646	$129	$(596)	$(174)
Counterparty netting	(426)	(129)	426	129	(513)	(88)	513	88
Total derivatives as reported	$105	$43	$(52)	$(33)	$133	$41	$(83)	$(86)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2020	2019	2020	2019
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(25)	$24	$(36)	$9
Natural gas	Fuel, purchased power, and gas — non-utility	43	(30)	79	40
Electricity	Operating Revenues — Non-utility operations	41	16	42	(33)
Environmental & Other	Operating Revenues — Non-utility operations	(63)	(1)	(41)	—
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(3)	(2)	2	(3)
Total		$(7)	$7	$46	$13

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2020:

Commodity	Number of Units
Natural gas (MMBtu)	1,653,522,670
Electricity (MWh)	33,708,087
Foreign currency exchange (CAD)	181,720,213
Renewable Energy Certificates (MWh)	9,495,615
Carbon emissions (Metric Ton)	14,170,710
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $368 million.
As of June 30, 2020, DTE Energy had $577 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $540 million. The net remaining amount of $37 million is derived from the $368 million noted above.

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2020, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	2.25%	2030	$600
DTE Electric	February	Mortgage Bonds(a)	2.95%	2050	500
DTE Electric	April	Mortgage Bonds(b)	2.63%	2031	600
					$1,700
_______________________________________
(a)Proceeds used for the repayment of $300 million of DTE Electric's 2010 Series A 4.89% Senior Notes due 2020, repayment of short-term borrowings, capital expenditures, and for other general corporate purposes.
(b)Proceeds used for the repayment of $300 million of DTE Electric's 2010 Series B 3.45% Senior Notes due 2020, repayment of $32 million of DTE Electric's 2008 Series KT Variable Rate Senior Notes due 2020, repayment of short-term borrowings, capital expenditures, and for other general corporate purposes.
In March 2020, DTE Energy entered into a $200 million unsecured term loan with a maturity date of March 2022. The purpose of the loan is to enhance liquidity and reduce reliance on the commercial paper market. No amounts have been drawn on the loan as of June 30, 2020. The loan will terminate if no amounts have been drawn by August 27, 2020. Other terms are consistent with DTE Energy’s unsecured revolving credit agreements. Refer to Note 11 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings," for additional information regarding the credit agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In May 2020, DTE Gas agreed to issue $125 million of 2.35% First Mortgage Bonds due September 1, 2030 and $125 million of 3.20% First Mortgage Bonds due September 1, 2050 to a group of institutional investors in a private placement transaction. These bonds are expected to close and fund in August 2020. Proceeds will be used for the repayment of short-term borrowings and general corporate purposes.
Debt Redemptions
In 2020, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Senior Notes	4.89%	2020	$300
On July 1, 2020, DTE Electric redeemed at maturity $32 million of DTE Electric Series 2008 KT Variable Rate Senior Notes and optionally redeemed its $300 million 2010 Series B 3.45% Senior Notes originally due October 1, 2020.

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy, DTE Electric, and DTE Gas have unsecured revolving credit agreements that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the revolvers are available at prevailing short-term interest rates. DTE Energy also has other facilities to support letter of credit issuance.
During 2020, the Registrants have entered into a series of unsecured term loans to raise additional liquidity, including terms consistent with the unsecured revolving credit agreements. In March 2020, DTE Energy entered into a $500 million unsecured term loan expiring in March 2021, of which the full $500 million has been drawn.
In April 2020, DTE Electric entered into a $200 million unsecured term loan, of which the full $200 million has been drawn, and a $200 million unsecured term loan, of which no amount has been drawn. Additionally, in April 2020, DTE Gas entered into a $100 million unsecured term loan, of which the full $100 million has been drawn. All three loans expire in April 2021.
In May 2020, DTE Lake Erie Generation, Inc., an indirect wholly-owned subsidiary of DTE Energy, entered into a C$110 million unsecured revolving credit agreement to fund construction of on-site electric generation and related infrastructure projects at a Canadian integrated steel manufacturing facility in Ontario, Canada. The revolving credit agreement is guaranteed by DTE Energy and there was C$19 million outstanding as of June 30, 2020. The revolving credit agreement expires in May 2023 and has terms consistent with DTE Energy's unsecured revolving credit agreements.
In June 2020, DTE Energy entered into a $167 million unsecured term loan expiring in June 2021, of which no amount has been drawn. The loan will terminate if no amounts have been drawn by September 28, 2020.
The unsecured revolving credit agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2020, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.60 to 1, 0.55 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of June 30, 2020 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured term loan, expiring in March 2021	500	—	—	500
Unsecured term loans, expiring in April 2021	—	400	100	500
Unsecured term loan, expiring in June 2021	167	—	—	167
Unsecured Canadian revolving credit facility, expiring May 2023	81	—	—	81
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	2,508	900	400	3,808
Amounts outstanding at June 30, 2020
Letters of credit	201	—	—	201
Unsecured term loan	500	200	100	800
Revolver borrowings	114	—	—	114
	815	200	100	1,115
Net availability at June 30, 2020	$1,693	$700	$300	$2,693
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In July 2020, DTE Energy entered into a $50 million uncommitted letter of credit facility, of which no amount is outstanding. The facility expires in July 2021 with an automatic renewal provision.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At June 30, 2020, the capacity under this facility was $150 million. The amount outstanding under this agreement was $70 million and $114 million at June 30, 2020 and December 31, 2019, respectively, and was fully offset by the posted collateral.

NOTE 12 — LEASES
Lessor
During the second quarter of 2020, DTE Energy executed a sale of membership interests in the REF business accounted for as a finance lease arrangement with a term of less than 2 years, resulting in a net investment in finances leases of $8 million and selling profit of $11 million.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
June 30, 2020
(In millions)
2020	$14
2021	24
2022	20
2023	19
2024	19
2025 and Thereafter	273
Total minimum future lease receipts	369
Residual value of leased pipeline	19
Less unearned income	205
Net investment in finance lease	183
Less current portion	11
$172
Interest income recognized under finance leases was $4 million and $1 million for the three months ended June 30, 2020 and 2019, respectively, and $8 million and $2 million for the six months ended June 30, 2020 and 2019, respectively.
DTE Energy’s lease income associated with operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fixed payments	$17	$17	$33	$34
Variable payments	16	25	39	52
	$33	$42	$72	$86

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
In May 2020, the Registrants, the United States, and the Sierra Club reached a settlement, which was memorialized in the form of a Consent Decree and a separate settlement agreement between the Registrants and Sierra Club. The Consent Decree was submitted and received by the US District Court and the public comment period ended on June 14, 2020. The United States is currently responding to the comments that were submitted during the public comment period. As of June 30, 2020, approximately $7 million has been accrued for the settlement. A final determination regarding the settlement is expected in the third quarter of 2020. The Registrants do not expect the final settlement to have a material financial impact.
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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE Rule requires the state of Michigan to submit a plan in 2022 that includes GHG standards for existing coal-fired power plant units in Michigan. These final rules do not impact DTE Energy's commitments for its electric utility operations to reduce carbon emissions 32% by the early 2020s, 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels, or its goal of net zero emissions for its electric utility operations by 2050.

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
Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2014. The final rule requires studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2020 and December 31, 2019, DTE Electric had $7 million and $8 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016 and July 2018. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. DTE Electric has estimated the impact of the current rule to be $609 million of capital expenditures.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On December 2, 2019, a proposed revision to the CCR Rule was published in the Federal Register to address the D.C. Circuit's 2018 decision regarding CCR impoundments that are not lined with an engineered liner system. The rule proposes that all CCR impoundments that do not meet the engineered liner requirements must close by specific dates, and it further confirms that all clay lined impoundments are viewed as unlined. On March 3, 2020, an additional proposed revision to the CCR Rule was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric is currently evaluating options including the alternative liner system demonstration for our clay lined impoundments based on the range of outcomes of the current proposed rules to determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.
At the State level, legislation was signed by the Governor in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the bill provides the basis of a CCR program that EGLE has submitted to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program.
In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which requires additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued a NPDES permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits that would require ELG compliance have been issued for other facilities, consequently no compliance timelines have been established.
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and FGD wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On November 22, 2019, the EPA issued a proposed rule to revise the technology-based effluent limitations guidelines and standards applicable to FGD wastewater and bottom ash transport water. The ELG compliance requirements and final deadlines for bottom ash transport water and FGD wastewater, and total ELG related compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule expected by the end of 2020.
DTE Gas
Air — In June 2020, DTE Energy expanded its net zero goal to include its gas utility operations by committing to reduce greenhouse gas emissions to net zero by 2050 from procurement of natural gas through delivery. In addition, DTE Gas committed to partner with customers to help them reduce GHG emissions through energy efficiency and participation in a voluntary emissions offset program. Further details of the DTE Gas net zero goal will emerge as the company evaluates strategies and technologies for reducing emissions.
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2020 and December 31, 2019, DTE Gas had $24 million and $25 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the SIP process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions on DTE's facilities at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. SIP submittal and EPA approval describing the control strategy and timeline for demonstrating compliance with the new SO2 standard is the next step in the process and is expected to be completed in 2020. DTE Energy is unable to determine the full impact of the SIP strategy.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2020 was approximately $400 million. Payment under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2020 was $470 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS is party to certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. In conjunction with these agreements, DTE Energy provided certain guarantees on behalf of NEXUS to DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $226 million and $360 million at June 30, 2020, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements in 2033. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS is also party to certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at June 30, 2020, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $51 million at June 30, 2020. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2020, DTE Energy had $123 million of performance bonds outstanding, including $68 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payments under the line of credit at June 30, 2020 is $51 million. The funding of a loan under the terms of the credit facility is considered remote.
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
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. PG&E emerged from Chapter 11 bankruptcy effective July 1, 2020. DTE's renewable power purchase agreements were assumed under PG&E's Reorganization Plan and payment has been received for all past due receivables related to these agreements.
COVID-19 Pandemic
DTE Energy is actively monitoring the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on operating costs, customer demand, and recoverability of assets that could materially impact the Registrants' financial results.
The uncertainty around COVID-19 and its impact has contributed to volatility in financial markets, generally including significant losses in the first quarter 2020 and gains in the second quarter 2020. For certain non-qualified benefit plan trusts for which gains and losses affect earnings, the impacts to financial markets resulted in pre-tax investment losses of $9 million for DTE Electric and $1 million for DTE Gas for the six months ended June 30, 2020. For the three months ended June 30, 2020, DTE Electric and DTE Gas recognized pre-tax investment gains of $22 million and $2 million, respectively.
Additional impacts from the COVID-19 pandemic for the three and six months ended June 30, 2020 include a reduction in DTE Electric sales volumes from commercial and industrial customers and an increase in residential customer sales volumes given closures and change to remote operations for many businesses and other institutions. This shift contributed to a net

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
reduction in DTE Electric sales volumes for the three and six months ended June 30, 2020, but the impact to earnings has been largely mitigated by favorable rate mix.
Operation and maintenance expenses has also been impacted by COVID-19, primarily at DTE Electric, due to higher costs for personal protective equipment and other health and safety related costs, including shift premiums and related expenses associated with the sequestration of certain employees critical to continued operations.
For non-utility businesses, COVID-19 has primarily impacted the Power and Industrial Projects segment, contributing to lower production in the REF business and lower demand in the Steel business. These impacts were most significant in March and April 2020 when government orders to cease non-essential business activity resulted in temporary shut-down of certain operations. While these impacts have adversely affected Operating revenues and Other income from REF entities, Net income has not been significantly impacted due to related decreases in Operating expenses.
Finally, as discussed in Note 2, "Significant Accounting Policies", the allowance for doubtful accounts was increased at our utilities due to additional risk relating to COVID-19. However, as a portion of this increase has been deferred as Regulatory assets, there has not been a material impact to uncollectible expense.
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary to the Consolidated Financial Statements as of June 30, 2020.
The Registrants cannot predict the future impacts of the COVID-19 pandemic on the Consolidated Financial Statements, as developments involving COVID-19 and its related effects on economic and operating conditions remain highly uncertain.
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

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$24	$21	$7	$6
Interest cost	47	54	14	17
Expected return on plan assets	(83)	(81)	(32)	(31)
Amortization of:
Net actuarial loss	43	34	3	3
Prior service credit	—	—	(5)	(2)
Net periodic benefit cost (credit)	$31	$28	$(13)	$(7)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$49	$42	$13	$11
Interest cost	93	109	28	35
Expected return on plan assets	(166)	(162)	(64)	(62)
Amortization of:
Net actuarial loss	86	66	8	6
Prior service credit	—	—	(10)	(4)
Net periodic benefit cost (credit)	$62	$55	$(25)	$(14)
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy's subsidiary, DTE Energy Corporate Services, LLC. DTE Electric accounts for its participation in DTE Energy's qualified and non-qualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. In addition, the service cost and non-service cost components are presented in Operation and maintenance in DTE Electric's Consolidated Statements of Operations. The same non-service cost components are presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations. Plan participants of all plans are solely DTE Energy and affiliate participants.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $25 million and $22 million for the three months ended June 30, 2020 and 2019, respectively, and $51 million and $45 million for the six months ended June 30, 2020 and 2019, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Service cost	$5	$4	$10	$8
Interest cost	10	14	21	27
Expected return on plan assets	(22)	(21)	(44)	(42)
Amortization of:
Net actuarial loss	3	1	6	2
Prior service credit	(3)	(3)	(7)	(4)
Net periodic benefit credit	$(7)	$(5)	$(14)	$(9)
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Electric	$15	$13	$30	$27
Gas	4	3	8	5
Gas Storage and Pipelines	5	3	9	6
Power and Industrial Projects	80	157	174	302
Energy Trading	8	5	14	12
Corporate and Other	—	—	1	1
	$112	$181	$236	$353

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations
Electric	$1,309	$1,190	$2,521	$2,425
Gas	251	243	791	888
Operating Revenues — Non-utility operations
Electric	3	—	7	—
Gas Storage and Pipelines	172	121	342	237
Power and Industrial Projects	219	402	526	790
Energy Trading	740	1,113	1,653	2,414
Corporate and Other	1	—	1	1
Reconciliation and Eliminations	(112)	(181)	(236)	(353)
Total	$2,583	$2,888	$5,605	$6,402

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$183	$133	$277	$280
Gas	1	8	122	159
Gas Storage and Pipelines	70	50	142	98
Power and Industrial Projects	25	29	55	55
Energy Trading	(1)	(6)	33	26
Corporate and Other	(1)	(32)	(12)	(35)
Net Income Attributable to DTE Energy Company	$277	$182	$617	$583

NOTE 16 — RELATED PARTY TRANSACTIONS
DTE Energy enters into related party transactions with certain equity method investees, primarily NEXUS.
DTE Gas is party to a 15-year capacity lease agreement with NEXUS for the transportation of natural gas. Under the lease agreement, DTE Gas provides firm pipeline capacity in the DTE Gas system in order for NEXUS to provide service to its customers from an interconnect between NEXUS and DTE Gas. DTE Gas charges NEXUS a fixed daily pipeline reservation charge for this capacity.
DTE Electric and DTE Gas are also party to respective 20-year and 15-year service agreements with NEXUS for the transportation of natural gas. Under the service agreements, NEXUS provides firm pipeline capacity to transport natural gas to DTE Electric and to service DTE Gas customers. DTE Electric and DTE Gas incur a firm daily pipeline reservation charge, which is recovered through the respective PSCR and GCR mechanisms.
DTE Energy Trading also enters into related party transactions with NEXUS for the transportation of natural gas.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the amounts resulting from these transactions included in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations
DTE Gas	$8	$8	$16	$16
Fuel, purchased power, and gas — utility
DTE Electric	$2	$2	$4	$4
DTE Gas	$6	$6	$12	$13
Fuel, purchased power, and gas — non-utility
DTE Energy Trading	$6	$1	$13	$3
Other related party transactions with equity method investees include transactions with Vector Pipeline and Millennium Pipeline. These transactions were not material for the three and six months ended June 30, 2020 and 2019.

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$277	$182	$617	$583
Diluted Earnings per Common Share	$1.44	$0.99	$3.20	$3.18
The increase in Net Income for the three months ended June 30, 2020 was primarily due to higher earnings in the Electric, Gas Storage and Pipelines, and Corporate and Other segments, partially offset by lower earnings in the Gas segment. The increase in Net Income for the six months ended June 30, 2020 was primarily due to higher earnings in the Gas Storage and Pipelines and Corporate and Other segments, partially offset by lower earnings in the Gas segment.
During the first quarter 2020, the COVID-19 pandemic began impacting Michigan and the other service territories throughout the United States in which the Registrants operate. DTE Energy took certain safety precautions including directing employees to work remotely whenever possible and pausing all non-critical business activities. The spread of COVID-19 and efforts to contain the virus resulted in closures and reduced operations of businesses, governmental agencies, and other institutions.
Beginning in May and continuing into June 2020, DTE Energy resumed business activities that had been temporarily suspended. Local businesses and other institutions also resumed operations as new cases of COVID-19 began to decline and government restrictions were reduced.
The uncertainty around COVID-19 and its impact has contributed to volatility in financial markets, generally including significant losses in the first quarter 2020 and gains in the second quarter 2020. For certain non-qualified benefit plan trusts for which gains and losses affect earnings, the impacts to financial markets resulted in pre-tax investment losses of $9 million for the Electric segment and $1 millions for the Gas segment for the six months ended June 30, 2020. For the three months ended June 30, 2020, the Electric and Gas segments recognized pre-tax investment gains of $22 million and $2 million, respectively.
Other impacts from the COVID-19 pandemic have included a reduction in sales volumes from commercial and industrial customers and an increase in sales volumes from residential customers within the Electric segment. COVID-19 has also impacted the Power and Industrial Projects segment, contributing to lower production in the REF business and lower demand in the Steel business.
Operation and maintenance expense has been impacted by COVID-19,primarily in the Electric segment, due to higher costs for personal protective equipment and other health and safety related costs, including shift premiums and related expenses associated with the sequestration of certain employees critical to continued operations.
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
DTE Energy is committed to reduce the carbon emissions of its electric utility operations by 32% by the early 2020s, 50% by 2030, and 80% by 2040 from the 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
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
DTE Electric's capital investments over the 2020-2024 period are estimated at $12.0 billion comprised of $4.0 billion for capital replacements and other projects, $5.0 billion for distribution infrastructure, and $3.0 billion for new generation. DTE Electric has retired five coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining twelve coal-fired generating units. River Rouge's final unit will retire in 2021 and five additional coal-fired generating units at Trenton Channel and St. Clair will be retired in 2022. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy waste reduction, demand response, and natural gas fueled generation.
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
Looking forward, DTE Energy will focus on several areas that are expected to improve future performance:
•electric and gas customer satisfaction;
•electric distribution system reliability;
•new electric generation;
•gas distribution system renewal;
•rate competitiveness and affordability;
•regulatory stability and investment recovery for the electric and gas utilities;
•employee safety and engagement;
•cost structure optimization across all business segments;
•cash, capital, and liquidity to maintain or improve financial strength; and
•investments that integrate assets and leverage skills and expertise.
DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial, and risk criteria.
In the near term, DTE Energy will continue to monitor the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on the operating costs, customer demand, and recoverability of assets in our business segments that could materially impact the Registrants' financial results.
DTE Energy expects the reduction in electric demand from commercial and industrial customers and increased demand from residential customers to continue in the near term. Operation and maintenance expenses will also continue to be impacted by the need for personal protective equipment and other safety-related costs.
DTE Energy will continue to review the allowance for doubtful accounts for any additional risk related to COVID-19 and will monitor any ongoing challenges to production and demand in the Power and Industrial Projects segment. DTE Energy will also continue to monitor and evaluate the impact of any regulatory and legislative activities related to the COVID-19 pandemic. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters," for further information on current regulatory issues.

The Registrants cannot predict the ultimate impact of these factors to our Consolidated Financial Statements as future developments involving COVID-19 and related impacts on economic and operating conditions are highly uncertain.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$183	$133	$277	$280
Gas	1	8	122	159
Gas Storage and Pipelines	70	50	142	98
Power and Industrial Projects	25	29	55	55
Energy Trading	(1)	(6)	33	26
Corporate and Other	(1)	(32)	(12)	(35)
Net Income Attributable to DTE Energy Company	$277	$182	$617	$583

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,309	$1,190	$2,521	$2,425
Fuel and purchased power — utility	340	322	634	668
Utility Margin	969	868	1,887	1,757
Operating Revenues — Non-utility operations	3	—	7	—
Operation and maintenance	349	330	705	682
Depreciation and amortization	256	229	517	450
Taxes other than income	58	69	141	153
Asset (gains) losses and impairments, net	41	13	41	13
Operating Income	268	227	490	459
Other (Income) and Deductions	60	69	175	125
Income Tax Expense	25	25	38	54
Net Income Attributable to DTE Energy Company	$183	$133	$277	$280
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
Utility Margin increased $101 million and $130 million in the three and six months ended June 30, 2020, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$53	$121
Weather	44	11
Base sales	15	10
Regulatory mechanism — TRM	(2)	(15)
Other regulatory mechanisms and other	(9)	3
Increase in Utility Margin	$101	$130

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands of MWh)
DTE Electric Sales
Residential	3,922	3,209	7,492	6,897
Commercial	3,520	4,068	7,429	8,145
Industrial	1,582	2,498	3,884	4,958
Other	48	48	108	111
	9,072	9,823	18,913	20,111
Interconnection sales(a)	120	711	528	1,741
Total DTE Electric Sales	9,192	10,534	19,441	21,852

DTE Electric Deliveries
Retail and wholesale	9,072	9,823	18,913	20,111
Electric retail access, including self-generators(b)	792	1,114	1,835	2,234
Total DTE Electric Sales and Deliveries	9,864	10,937	20,748	22,345
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operating Revenues - Non-utility operations increased $3 million and $7 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was due to renewable energy projects acquired by DTE Sustainable Generation in September 2019 and January 2020.
Operation and maintenance expense increased $19 million and $23 million in the three and six months ended June 30, 2020, respectively. The increase in the second quarter was primarily due to COVID-19 related expenses of $29 million associated with the health and safety of employees, and a deferral in 2019 of previously accrued expenses for the customer billing system allowed in the May 2019 order in rate proceeding U-20162 of $11 million, partially offset by lower generation expense of $12 million, lower distribution operations expense of $9 million, and lower benefit expense of $1 million. The increase in the six-month period was primarily due to COVID-19 related expenses of $34 million associated with the health and safety of employees, and a deferral in 2019 of previously accrued expenses for the customer billing system allowed in the May 2019 order in rate proceeding U-20162 of $11 million, partially offset by lower benefit expense of $7 million, lower distribution operations expense of $8 million, lower energy waste reduction expense of $4 million, and lower generation expense of $3 million.
Depreciation and amortization expense increased $27 million and $67 million in the three and six months ended June 30, 2020, respectively. The increase in the second quarter was primarily due to a $25 million increase resulting from a higher depreciable base at DTE Electric and a $4 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $2 million associated with the TRM. The increase in the six-month period was primarily due to a $72 million increase resulting from a higher depreciable base at DTE Electric and a $7 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $12 million associated with the TRM
Taxes other than income decreased $11 million and $12 million in the three and six months ended June 30, 2020, respectively. The decrease in the second quarter was primarily due to lower property taxes of $10 million as a result of a property tax settlement and lower payroll taxes of $2 million, which was primarily attributable to employee retention credits recognized pursuant to the CARES Act. The decrease in the six-month period was primarily due to lower property taxes of $9 million as a result of a property tax settlement and lower payroll taxes of $2 million, which was primarily attributable to employee retention credits recognized pursuant to the CARES Act.
Asset (gains) losses and impairments, net increased $28 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was due to a $41 million write-off of capital expenditures related to incentive compensation, which were disallowed in the May 8, 2020 rate order from the MPSC, compared to a loss of $13 million for disallowance of other capital expenditures in 2019.

Other (Income) and Deductions decreased $9 million and increased $50 million in the three and six months ended June 30, 2020, respectively. The decrease in the second quarter was primarily due to an increase in investment earnings (gain of $22 million in 2020 compared to a gain of $7 million in 2019), partially offset by $9 million of higher interest expense. The increase in the six-month period was primarily due to a change in investment earnings (loss of $9 million in 2020 compared to a gain of $24 million in 2019) and $15 million of higher interest expense.
Income Tax Expense did not change and decreased $16 million in the three and six months ended June 30, 2020, respectively. For the second quarter, increases due to higher earnings were offset by amortization of the TCJA regulatory liability and higher production tax credits. The decrease in the six-month period was primarily due to lower earnings, amortization of the TCJA regulatory liability, and higher production tax credits.
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
On July 9, 2020, the MPSC approved DTE Electric's request to accelerate amortization of the regulatory liability for non-plant-related accumulated deferred income tax balances that resulted from the TCJA. DTE Electric will increase amortization by $102 million beginning in May 2021, which will fully amortize this regulatory liability by the end of 2021 instead of April 2033. The accelerated amortization will not impact customer rates and will allow DTE Electric to defer its next rate case filing previously set for July 2020 to at least March 1, 2021. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
DTE Electric is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations	$251	$243	$791	$888
Cost of gas — utility	42	43	220	284
Utility Margin	209	200	571	604
Operation and maintenance	120	118	241	246
Depreciation and amortization	38	34	75	69
Taxes other than income	19	19	44	43
Asset (gains) losses and impairments, net	14	—	14	—
Operating Income	18	29	197	246
Other (Income) and Deductions	16	17	38	33
Income Tax Expense	1	4	37	54
Net Income Attributable to DTE Energy Company	$1	$8	$122	$159
Utility Margin increased $9 million and decreased $33 million in the three and six months ended June 30, 2020, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Infrastructure recovery mechanism	7	15
TCJA rate reduction	(2)	(8)
Weather	9	(34)
Other regulatory mechanisms and other	(5)	(6)
Increase (decrease) in Utility Margin	$9	$(33)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Bcf)
Gas Markets
Gas sales	20	19	78	88
End-user transportation	38	38	95	96
	58	57	173	184
Intermediate transportation	111	106	239	233
Total Gas sales	169	163	412	417
Operation and maintenance expense increased $2 million and decreased $5 million in the three and six months ended June 30, 2020, respectively. The increase in the second quarter was primarily due to a $6 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system, partially offset by lower gas operations expenses of $3 million in 2020. The decrease in the six-month period was primarily due to lower gas operations expenses of $10 million, partially offset by the $6 million adjustment in 2019 to defer new customer billing system expenses.
Depreciation and amortization expense increased $4 million and $6 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to higher depreciable base.
Asset (gains) losses and impairments, net increased $14 million in both the three and six months ended June 30, 2020. The increase in both periods was primarily due to the write-off of capital expenditures related to incentive compensation that were determined to be probable of disallowance.
Other (Income) and Deductions decreased $1 million and increased $5 million in the three and six months ended June 30, 2020, respectively. The decrease in the second quarter was primarily due to higher investment earnings of $2 million, partially offset by higher interest expense of $1 million. The increase in the six-month period was primarily due to change in investment earnings (loss of $1 million in 2020 compared to a gain of $2 million in 2019) and higher interest expense of $2 million.
Income Tax Expense decreased $3 million and $17 million in the three and six months ended June 30, 2020, respectively. The decrease in the second quarter was primarily due to lower earnings and amortization of the TCJA regulatory liability. The decrease in the six-month period was primarily due to lower earnings and amortization of the TCJA regulatory liability.
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
DTE Gas filed a rate case with the MPSC on November 25, 2019 requesting an increase in base rates of $204 million based on a projected twelve-month period ending September 30, 2021.  The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses.  The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales and working capital.
On July 17, 2020, DTE Gas reached a settlement with all intervening parties in the case and filed a settlement agreement authorizing the company to increase base rates by $110 million, reflecting a return on equity of 9.9%. The resulting rates are a net increase to customers of $51 million as an existing Infrastructure Recovery Mechanism (IRM) surcharge will be rolled into the new base rates. The settlement agreement also approved a $20 million annual increase to amortization of the regulatory liability for non-plant accumulated deferred income tax balances resulting from the TCJA. This increased amortization will cease upon DTE Gas receiving its next rate order. Pending MPSC approval of the settlement agreement, which is expected by September 2020, DTE Gas will implement the increases to rates and amortization effective October 1, 2020. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters" for additional information.
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

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$172	$121	$342	$237
Cost of sales — Non-utility	4	1	8	1
Operation and maintenance	27	25	55	50
Depreciation and amortization	36	22	72	44
Taxes other than income	4	2	9	5
Operating Income	101	71	198	137
Other (Income) and Deductions	1	(3)	(2)	(9)
Income Tax Expense	27	19	53	37
Net Income	73	55	147	109
Less: Net Income Attributable to Noncontrolling Interests	3	5	5	11
Net Income Attributable to DTE Energy Company	$70	$50	$142	$98
Operating Revenues — Non-utility operations increased $51 million and $105 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Cost of sales — Non-utility increased $3 million and $7 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Operation and maintenance expense increased $2 million and $5 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union, partially offset by cost savings initiatives.
Taxes other than income increased $2 million and $4 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Depreciation and amortization expense increased $14 million and $28 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Other (Income) and Deductions decreased $4 million and $7 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was primarily due to interest expense related to the Blue Union acquisition, partially offset by higher earnings from pipeline investments.

Income Tax Expense increased $8 million and $16 million in the three and six months ended June 30, 2020, respectively. The increase in both periods was primarily due to higher earnings.
Net Income Attributable to Noncontrolling Interests decreased $2 million and $6 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was primarily due to the May 2019 purchase of an additional 30% ownership interest in SGG.
See Note 4 to the Consolidated Financial Statements, "Acquisitions," for discussion of the acquisition of Blue Union and LEAP in December 2019.
Outlook — Significant expansion activities are underway to increase capacity of the Blue Union and LEAP assets, which provide natural gas gathering and other midstream services to producers located primarily in Louisiana. In July 2020, the LEAP gathering pipeline achieved the final milestone of its construction and the assets are expected to be placed in service in August 2020.
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

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$219	$402	$526	$790
Fuel, purchased power, and gas — non-utility	153	320	378	624
Non-utility Margin	66	82	148	166
Operation and maintenance	66	83	135	164
Depreciation and amortization	17	17	35	34
Taxes other than income	2	2	6	6
Asset (gains) losses and impairments, net	—	—	(10)	—
Operating Loss	(19)	(20)	(18)	(38)
Other (Income) and Deductions	(34)	(26)	(53)	(53)
Income Taxes
Expense	6	3	11	6
Production Tax Credits	(13)	(18)	(28)	(39)
	(7)	(15)	(17)	(33)
Net Income	22	21	52	48
Less: Net Loss Attributable to Noncontrolling Interests	(3)	(8)	(3)	(7)
Net Income Attributable to DTE Energy Company	$25	$29	$55	$55

Operating Revenues — Non-utility operations decreased $183 million and $264 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Lower production and sale of membership interests in the REF business	$(125)	$(194)
Lower demand in the Steel business	(56)	(66)
Other	(2)	(4)
	$(183)	$(264)
Non-utility Margin decreased $16 million and $18 million in the three and six months ended June 30, 2020, respectively. The following table details changes in Non-utility Margin relative to the comparable prior periods:

	Three Months	Six Months
	(In millions)
Lower demand in the Steel business	$(17)	$(21)
New projects offset by lower demand in the On-site business	3	4
Other	(2)	(1)
	$(16)	$(18)
Operation and maintenance expense decreased $17 million and $29 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was primarily due to lower maintenance spending associated with lower production in the current year.
Asset (gains) losses and impairments, net increased $10 million in the six months ended June 30, 2020. The increase in the six-month period was primarily due to the write-off of environmental liabilities upon completing site remediation in the Steel business and the sale of assets in the On-site business.
Other (Income) and Deductions increased $8 million and did not change in the three and six months ended June 30, 2020, respectively. The increase in the second quarter was primarily due to $11 million of selling profit associated with the sale of membership interests in the REF business and new investment in lease, $3 million of higher interest income associated with lease transactions in the On-site business, and $5 million higher equity earnings at various projects. These increases were partially offset by $10 million of lower production in the REF business. For the six-month period, selling profit of $11 million associated with the sale of membership interest in the REF business and new investment in lease and $6 million of higher interest income associated with lease transactions in the On-site business were offset primarily by $13 million of lower production in the REF business and change in insurance proceeds in the Renewables business ($3 million received in 2019).
Income Taxes — Production Tax Credits decreased $5 million and $11 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was primarily due to lower production in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $5 million and $4 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was primarily due to lower production in the REF business.
Outlook — During June 2020, DTE Energy executed an Energy Services Agreement with a Canadian integrated steel manufacturing facility in Nanticoke, Ontario, Canada to construct, own, and operate a 65 MW steam turbine generator, refurbish existing boilers, and ancillary equipment. The project is expected to achieve commercial operations in 2022 for a term of 20 years.
Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase out at the end of 2021.
Power and Industrial Projects is currently assessing expected demand of metallurgical coke and pulverized coal supplied to steel industry customers in consideration of COVID-19 and other challenges within the steel industry.
Power and Industrial Projects is also monitoring all other impacts from the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$740	$1,113	$1,653	$2,414
Purchased power and gas — non-utility	719	1,100	1,560	2,335
Non-utility Margin	21	13	93	79
Operation and maintenance	18	17	41	36
Depreciation and amortization	2	2	3	3
Taxes other than income	1	1	3	3
Operating Income (Loss)	—	(7)	46	37
Other (Income) and Deductions	1	1	2	2
Income Tax Expense (Benefit)	—	(2)	11	9
Net Income (Loss) Attributable to DTE Energy Company	$(1)	$(6)	$33	$26
Operating Revenues — Non-utility operations decreased $373 million and $761 million in the three and six months ended June 30, 2020, respectively. The decrease in both periods was primarily due to a decrease in gas prices in the gas structured strategy.
Non-utility Margin increased $8 million and $14 million in the three and six months ended June 30, 2020, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in power and gas trading, and gas structured strategies(b)	$25
Unfavorable results, primarily in the environmental trading strategy	(16)
9
Realized Margins(a)
Favorable results, primarily in gas structured, power full requirements, and gas transportation strategies(c)	21
Unfavorable results, primarily in environmental and power trading strategies	(22)
(1)
Increase in Non-utility Margin	$8
_______________________________________
(a)Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts.
(b)Amount includes $6 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $5 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Six Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in environmental trading, gas structured, power trading, and power full requirements strategies	$66
Unfavorable results, primarily in gas transportation and gas full requirements strategies(b)	(19)
47
Realized Margins(a)
Favorable results, primarily in power full requirements, gas storage, and gas transportation strategies	19
Unfavorable results, primarily in environmental trading, gas structured, and gas trading strategies(c)	(52)
(33)
Increase in Non-utility Margin	$14
_______________________________________
(a)Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts.
(b)Amount includes $7 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $4 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Operation and maintenance increased $1 million and $5 million in the three and six months ended June 30, 2020, respectively. The increase in the second quarter was due primarily to higher broker fees. The increase in the six-month period was primarily due to higher broker fees and compensation costs.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $1 million and $12 million for the three and six months ended June 30, 2020, respectively, represents a decrease of $31 million and $23 million from the net loss of $32 million and $35 million in the comparable 2019 period. The decrease in both periods was primarily due to the carryback of 2018 net operating losses to 2013 pursuant to the CARES Act, which resulted in a $34 million reduction in Income Tax Expense. The decrease in both periods was partially offset by effective income tax rate adjustments. Refer to Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies" for additional information.

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

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash, Cash Equivalents, and Restricted Cash, Beginning	$93	$76
Net cash from operating activities	1,681	1,367
Net cash used for investing activities	(2,185)	(1,514)
Net cash from financing activities	1,032	133
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	528	(14)
Cash, Cash Equivalents, and Restricted Cash, Ending	$621	$62
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $314 million in 2020. The increase is primarily due to an increase in Net Income, Deferred income taxes, and Depreciation and amortization, partially offset by a decrease in cash from working capital items.
The change in working capital items in 2020 was primarily related to a decrease in cash from Accounts receivable, net, Regulatory assets and liabilities, and Inventories, partially offset by a decrease in cash used for Accounts payable and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities increased by $671 million in 2020 primarily due to an increase in Plant and equipment expenditures and Acquisitions related to business combinations, net of cash acquired, as described in Note 4 to the Consolidated Financial Statements.

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
Net cash from financing activities increased by $899 million in 2020 primarily due to an increase in cash from Short-term borrowings, net and Issuance of long-term debt, net of issuance costs, partially offset by an increase in Redemptions of long-term debt. The change is also due to the Purchases of noncontrolling interests, principally SGG, during the six months ended June 30, 2019.
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
DTE Energy has approximately $0.7 billion in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $3.4 billion of available liquidity at June 30, 2020, consisting of cash, amounts available under unsecured revolving credit agreements, and unsecured term loans.
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
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $368 million.
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
DTE Energy is also actively monitoring the impact of the COVID-19 pandemic on capital markets and any related effects to our cost of capital. During the six months ended June 30, 2020, concerns over the pandemic led to an impact in liquidity in the commercial paper market and increases to related borrowing costs. Despite these impacts, the Registrants have maintained adequate liquidity due to the availability of committed credit facilities, and by raising additional liquidity through term loans and the public issuance of utility debt, while paying off maturing commercial paper.

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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2019	$5
Reclassified to realized upon settlement	—
Changes in fair value recorded to income	46
Amounts recorded to unrealized income	46
Changes in fair value recorded in regulatory liabilities	12
MTM at June 30, 2020	$63

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2023 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2020	2021	2022	2023 and Beyond	Total Fair Value
	(In millions)
Level 1	$(21)	$(1)	$(3)	$(1)	$(26)
Level 2	19	30	(1)	(5)	43
Level 3	32	15	13	(14)	46
MTM before collateral adjustments	$30	$44	$9	$(20)	63
Collateral adjustments					—
MTM at June 30, 2020					$63

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
DTE Energy's Energy Trading business segment has exposure to electricity, natural gas, environmental, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by the energy marketing and trading operations through the use of forward energy, capacity, storage, options, and futures contracts, within predetermined risk parameters.
Credit Risk
Bankruptcies
DTE Energy's Power and Industrial Projects segment holds ownership interests in, and operates, five generating plants that sell electric output from renewable sources under long-term power purchase agreements with PG&E. PG&E filed for Chapter 11 bankruptcy protection on January 29, 2019. PG&E emerged from Chapter 11 bankruptcy effective July 1, 2020. DTE's renewable power purchase agreements were assumed under PG&E's Reorganization Plan and payment has been received for all past due receivables related to these agreements.
Allowance for Doubtful Accounts
The Registrants regularly review contingent matters, existing and future economic conditions, customer trends and other factors relating to customers and their contracts and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss.

Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2020:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$145	$—	$145
BBB+ and BBB	222	—	222
BBB-	8	—	8
Total Investment Grade	375	—	375
Non-investment grade(b)	5	—	5
Internally Rated — investment grade(c)	325	—	325
Internally Rated — non-investment grade(d)	27	—	27
Total	$732	$—	$732
_______________________________________
(a)This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 18% of the total gross credit exposure.
(b)This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented 1% of the total gross credit exposure.
(c)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 12% of the total gross credit exposure.
(d)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 2% of the total gross credit exposure.
Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of June 30, 2020, DTE Energy had a floating rate debt-to-total debt ratio of 4.83%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2030.

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2020 and 2019 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2020	2019	2020	2019	Change in the Fair Value of
	(In millions)
Environmental contracts	$2	$—	$1	$—	Commodity contracts
Gas contracts	$7	$11	$(5)	$(10)	Commodity contracts
Power contracts	$3	$1	$(4)	$(2)	Commodity contracts
Interest rate risk — DTE Energy	$(655)	$(633)	$678	$661	Long-term debt
Interest rate risk — DTE Electric	$(306)	$(298)	$324	$320	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 6 and 13 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2019 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future. For the six months ended June 30, 2020, one additional risk factor was identified as noted below:
The COVID 19 pandemic and resulting impact on business and economic conditions could negatively affect the
Registrants' businesses and operations. The COVID 19 pandemic is currently impacting countries, communities, supply chains and markets. The continued spread of COVID 19 and efforts to contain the virus, such as quarantines or closures or reduced operations of businesses, governmental agencies and other institutions, has caused a recession, resulting in disruptions in various public, commercial, and industrial activities and has caused employee absences which interfered with certain operation and maintenance of the Registrants' facilities. Travel bans and restrictions, quarantines, and shelter in place orders could also cause us to experience operational delays, delay the delivery of critical infrastructure and other supplies we source globally, delay the connection of electric or gas service to new customers, and has reduced the use of electricity and gas by certain customers in the commercial and industrial segments. Certain of our businesses have experienced lower sales volumes, and any of the foregoing circumstances could further adversely affect customer demand or revenues, impact the ability of the Registrants' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could adversely affect the Registrants' businesses, results of operations or financial condition. The continued spread of COVID 19 has also led to disruption and volatility in the financial markets, which could increase the Registrants' costs to fund capital requirements and impact the operating results of our energy trading operations. To the extent that the Registrants' access to the capital markets is adversely affected by COVID 19, the Registrants may need to consider alternative sources of funding for our operations and for working capital, any of which could increase the Registrants' cost of capital. The extent to which COVID 19 may impact the Registrants' liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID 19 and the actions taken to contain it or treat its impact, and the extent to which normal economic and operating conditions can resume, among others. Our business continuity plans and insurance coverage may be insufficient to mitigate these adverse impacts to our business. In addition, the Registrants’ decision to suspend shut offs for certain customers may adversely impact the Registrants’ collections process, which could have a negative impact on our results of operations, financial condition, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2020:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/20 - 04/30/20	426	$103.80	—	—	—
05/01/20 - 05/31/20	1,456	$118.21	—	—	—
06/01/20 - 06/30/20	4,421	$116.42	—	—	—
Total	6,303		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.115	Term Loan Credit Agreement, dated as of June 30, 2020, by and among DTE Energy Company and the lenders party thereto, Bank of Montreal as Administrative Agent and BMO Capital Markets Corp as Lead Arranger and Sole Book Runner	X

31.181	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.182	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.183	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.184	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.181	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.182	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.183	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.184	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.316
Supplemental Indenture dated as of April 1, 2020, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4.315 to DTE Electric’s Form 10-Q for the quarter ended March 30, 2020) (2020 Series C)
		X	X

10.116
Term Loan Credit Agreement, dated as of April 3, 2020, by and among DTE Gas Company and the lenders party thereto, The Bank of Nova Scotia as Administrative Agent and The Bank of Nova Scotia as Lead Arranger and Sole Book Runner. (Exhibit 10.112 to DTE Energy’s Form 10-Q for the quarter ended March 30, 2020)
X

10.117
Term Loan Credit Agreement, dated as of April 8, 2020, by and among DTE Electric Company and the lenders party thereto, The Barclays Bank PLC as Administrative Agent and The Barclays Bank PLC as Lead Arranger and Sole Book Runner. (Exhibit 10.113 to DTE Energy’s Form 10-Q for the quarter ended March 30, 2020)
		X	X

10.118
Term Loan Agreement, dated as of April 16, 2020, by and among DTE Electric Company and the lenders party thereto, Mizuhu Bank, Ltd. as Administrative Agent, Lead Arranger and Sole Book Runner. (Exhibit 10.114 to DTE Energy’s Form 10-Q for the quarter ended March 30, 2020)
		X	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 28, 2020
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)