Form 10-Q
period 2020-09-30
DTE ENERGY CO; DTE Electric Co
filed 2020-10-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common stock, without par value	DTE	New York Stock Exchange

2016 Series B 5.375% Junior Subordinated Debentures due 2076	DTJ	New York Stock Exchange

2016 Series F 6.00% Junior Subordinated Debentures due 2076	DTY	New York Stock Exchange

2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

2019 6.25% Corporate Units	DTP	New York Stock Exchange

2020 Series G 4.375% Junior Subordinated Debentures due 2080	DTB	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2020:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,559,593

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AGS	Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West
Virginia and part of the Gas Storage and Pipelines segment. DTE Energy purchased 100% of AGS in October 2016

AMT	Alternative Minimum Tax

ASU	Accounting Standards Update issued by the FASB

Blue Union	Blue Union gathering system is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of Blue Union in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Midstream	DTE Energy’s natural gas pipeline, storage, and gathering non-utility, which primarily represents businesses in the Gas Storage and Pipelines segment

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

LEAP	Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

DEFINITIONS

LIBOR	London Inter-Bank Offered Rates

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOV	Notice of Violation

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PG&E	Pacific Gas and Electric Corporation

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

RNG	Renewable Natural Gas

SGG	Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment.

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

TCJA rate reduction	Reduction in DTE Gas revenue related to Calculation C of the TCJA. DTE Gas's Calculation C case was approved by the MPSC in August 2019 to address all remaining issues relative to the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities flow to ratepayers.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of City of Detroit's Public Lighting Department customers to DTE Electric's distribution system

USD	United States Dollar ($)

VIE	Variable Interest Entity

DEFINITIONS

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as "anticipate," "believe," "expect," "may," "could," "projected," "aspiration," "plans," and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:
•DTE Energy’s intent to spin-off DTE Midstream and DTE Energy’s preliminary strategic, operational and financial considerations related thereto. The statements with respect to the separation transaction are preliminary in nature and subject to change as additional information becomes available. The separation transaction will be subject to the satisfaction of a number of conditions, including the final approval of DTE Energy’s Board of Directors, and there is no assurance that such separation transaction will in fact occur;
•Risks related to the spin-off of DTE Midstream, including that the process of exploring the transaction and potentially completing the transaction could disrupt or adversely affect the consolidated or separate businesses, results of operations and financial condition, that the transaction may not achieve some or all of any anticipated benefits with respect to either business, and that the transaction may not be completed in accordance with DTE Energy’s expected plans or anticipated timelines, or at all;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,844	$1,656	$5,119	$4,937
Non-utility operations	1,440	1,463	3,770	4,584
	3,284	3,119	8,889	9,521

Operating Expenses
Fuel, purchased power, and gas — utility	455	400	1,296	1,342
Fuel, purchased power, and gas — non-utility	1,180	1,257	2,937	3,900
Operation and maintenance	588	588	1,731	1,739
Depreciation and amortization	356	322	1,059	923
Taxes other than income	103	101	306	311
Asset (gains) losses and impairments, net	(6)	1	39	14
	2,676	2,669	7,368	8,229
Operating Income	608	450	1,521	1,292

Other (Income) and Deductions
Interest expense	178	162	532	468
Interest income	(15)	(4)	(31)	(11)
Non-operating retirement benefits, net	5	9	20	28
Other income	(120)	(98)	(286)	(259)
Other expenses	20	17	72	40
	68	86	307	266
Income Before Income Taxes	540	364	1,214	1,026

Income Tax Expense	63	47	118	122

Net Income	477	317	1,096	904

Less: Net Income (Loss) Attributable to Noncontrolling Interests	1	(2)	3	2

Net Income Attributable to DTE Energy Company	$476	$319	$1,093	$902

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.47	$1.74	$5.67	$4.93

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.46	$1.73	$5.66	$4.91

Weighted Average Common Shares Outstanding
Basic	193	183	192	183
Diluted	193	184	193	184
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net Income	$477	$317	$1,096	$904

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1, $2, $3, and $4, respectively	2	4	7	11
Net unrealized gains (losses) on derivatives, net of taxes of $—, $(1), $1, and $(4), respectively	1	(4)	3	(13)
Foreign currency translation	—	—	—	1
Other comprehensive income (loss)	3	—	10	(1)

Comprehensive income	480	317	1,106	903
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(2)	3	2
Comprehensive Income Attributable to DTE Energy Company	$479	$319	$1,103	$901

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$945	$93
Restricted cash	17	—
Accounts receivable (less allowance for doubtful accounts of $87 and $91, respectively)
Customer	1,419	1,642
Other	140	245
Inventories
Fuel and gas	412	373
Materials and supplies	403	386
Derivative assets	65	133
Regulatory assets	125	5
Other	295	209
	3,821	3,086
Investments
Nuclear decommissioning trust funds	1,664	1,661
Investments in equity method investees	1,865	1,862
Other	186	265
	3,715	3,788
Property
Property, plant, and equipment	37,256	35,072
Accumulated depreciation and amortization	(10,097)	(9,755)
	27,159	25,317
Other Assets
Goodwill	2,465	2,464
Regulatory assets	4,187	4,171
Intangible assets	2,358	2,393
Notes receivable	255	202
Derivative assets	29	41
Prepaid postretirement costs	125	69
Operating lease right-of-use assets	157	169
Other	168	182
	9,744	9,691
Total Assets	$44,439	$41,882

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$964	$1,076
Accrued interest	167	147
Dividends payable	196	195
Short-term borrowings	988	828
Current portion long-term debt, including finance leases	467	687
Derivative liabilities	60	83
Regulatory liabilities	34	65
Operating lease liabilities	32	33
Acquisition related deferred payment	—	379
Other	509	504
	3,417	3,997
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	17,052	14,778
Junior subordinated debentures	1,146	1,146
Finance lease liabilities	21	11
	18,219	15,935
Other Liabilities
Deferred income taxes	2,736	2,315
Regulatory liabilities	3,129	3,264
Asset retirement obligations	2,794	2,672
Unamortized investment tax credit	163	166
Derivative liabilities	44	86
Accrued pension liability	682	808
Nuclear decommissioning	251	249
Operating lease liabilities	116	127
Other	400	427
	10,315	10,114
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,559,593 and 192,208,533 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	5,369	5,233
Retained earnings	7,092	6,587
Accumulated other comprehensive loss	(138)	(148)
Total DTE Energy Company Equity	12,323	11,672
Noncontrolling interests	165	164
Total Equity	12,488	11,836
Total Liabilities and Equity	$44,439	$41,882

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Operating Activities
Net Income	$1,096	$904
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,059	923
Nuclear fuel amortization	22	45
Allowance for equity funds used during construction	(19)	(18)
Deferred income taxes	350	285
Equity earnings of equity method investees	(96)	(77)
Dividends from equity method investees	122	129
Asset (gains) losses and impairments, net	44	14
Changes in assets and liabilities:
Accounts receivable, net	343	188
Inventories	(54)	5
Prepaid postretirement benefit costs	(56)	(29)
Accounts payable	(80)	(291)
Accrued pension liability	(126)	(179)
Derivative assets and liabilities	15	8
Regulatory assets and liabilities	(30)	203
Other current and noncurrent assets and liabilities	191	(209)
Net cash from operating activities	2,781	1,901
Investing Activities
Plant and equipment expenditures — utility	(2,362)	(1,982)
Plant and equipment expenditures — non-utility	(526)	(177)
Acquisitions related to business combinations, net of cash acquired	(126)	(174)
Proceeds from sale of assets	7	—
Proceeds from sale of nuclear decommissioning trust fund assets	2,054	594
Investment in nuclear decommissioning trust funds	(2,051)	(599)
Distributions from equity method investees	6	9
Contributions to equity method investees	(32)	(128)
Notes receivable	(58)	(81)
Other	(5)	(20)
Net cash used for investing activities	(3,093)	(2,558)
Financing Activities
Issuance of long-term debt, net of issuance costs	2,724	1,433
Redemption of long-term debt	(682)	—
Short-term borrowings, net	160	115
Dividends paid on common stock	(574)	(518)
Contributions from noncontrolling interests, principally REF entities	25	23
Distributions to noncontrolling interests	(27)	(44)
Purchases of noncontrolling interest, principally SGG	—	(300)
Acquisition related deferred payment	(380)	—
Other	(65)	(52)
Net cash from financing activities	1,181	657
Net Increase in Cash, Cash Equivalents, and Restricted Cash	869	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	93	76
Cash, Cash Equivalents, and Restricted Cash at End of Period	$962	$76

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$282	$292
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	340	—	2	342
Dividends declared on common stock ($1.01 per Common Share)	—	—	(195)	—	—	(195)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	403	2	—	—	—	2
Balance, March 31, 2020	192,612	$5,235	$6,732	$(145)	$166	$11,988
Net Income	—	—	277	—	—	277
Dividends declared on common stock ($2.03 per Common Share)	—	—	(390)	—	—	(390)
Other comprehensive income, net of tax	—	—	—	4	—	4
Stock-based compensation, net contributions from noncontrolling interests, and other	39	12	(1)	—	2	13
Balance, June 30, 2020	192,651	$5,247	$6,618	$(141)	$168	$11,892
Net Income	—	—	476	—	1	477
Issuance of common stock	98	11	—	—	—	11
Contribution of common stock to pension plan	694	82	—	—	—	82
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	117	29	(2)	—	(4)	23
Balance, September 30, 2020	193,560	$5,369	$7,092	$(138)	$165	$12,488

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited) — (Continued)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	401	—	7	408
Dividends declared on common stock ($0.95 per Common Share)	—	—	(173)	—	—	(173)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	472	(21)	(1)	—	(12)	(34)
Balance, March 31, 2019	183,212	$4,324	$6,364	$(143)	$475	$11,020
Net Income (Loss)	—	—	182	—	(3)	179
Dividends declared on common stock ($1.89 per Common Share)	—	—	(347)	—	—	(347)
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	90	23	(1)	—	(2)	20
Balance, June 30, 2019	183,302	$4,344	$6,198	$(146)	$173	$10,569
Net Income (Loss)	—	—	319	—	(2)	317
Stock-based compensation, net distributions to noncontrolling interests, and other	95	26	(1)	—	(7)	18
Balance, September 30, 2019	183,397	$4,370	$6,516	$(146)	$164	$10,904

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,690	$1,519	$4,211	$3,944

Operating Expenses
Fuel and purchased power — utility	451	399	1,090	1,067
Operation and maintenance	361	356	1,074	1,048
Depreciation and amortization	258	244	768	694
Taxes other than income	79	80	220	233
Asset (gains) losses and impairments, net	—	—	41	13
	1,149	1,079	3,193	3,055
Operating Income	541	440	1,018	889

Other (Income) and Deductions
Interest expense	83	80	249	234
Interest income	—	—	(2)	(1)
Other income	(18)	(20)	(68)	(78)
Other expenses	18	14	66	34
	83	74	245	189
Income Before Income Taxes	458	366	773	700

Income Tax Expense	58	59	96	113

Net Income	$400	$307	$677	$587
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net Income	$400	$307	$677	$587
Other comprehensive income	—	—	—	—
Comprehensive Income	$400	$307	$677	$587

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$189	$12
Accounts receivable (less allowance for doubtful accounts of $49 and $46, respectively)
Customer	784	729
Affiliates	1	25
Other	81	41
Inventories
Fuel	204	187
Materials and supplies	293	280
Regulatory assets	123	5
Prepaid property tax	115	52
Other	25	26
	1,815	1,357
Investments
Nuclear decommissioning trust funds	1,664	1,661
Other	38	38
	1,702	1,699
Property
Property, plant, and equipment	25,585	24,279
Accumulated depreciation and amortization	(6,895)	(6,706)
	18,690	17,573
Other Assets
Regulatory assets	3,500	3,448
Intangible assets	11	15
Prepaid postretirement costs — affiliates	266	266
Operating lease right-of-use assets	78	87
Other	137	143
	3,992	3,959
Total Assets	$26,199	$24,588

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$65	$59
Other	392	406
Accrued interest	79	84
Current portion long-term debt, including finance leases	466	636
Regulatory liabilities	12	40
Short-term borrowings
Affiliates	104	97
Other	200	354
Operating lease liabilities	12	12
Other	167	155
	1,497	1,843
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	7,773	6,548
Finance lease liabilities	14	4
	7,787	6,552
Other Liabilities
Deferred income taxes	2,489	2,355
Regulatory liabilities	2,441	2,546
Asset retirement obligations	2,564	2,447
Unamortized investment tax credit	163	166
Nuclear decommissioning	251	249
Accrued pension liability — affiliates	637	717
Accrued postretirement liability — affiliates	332	367
Operating lease liabilities	59	67
Other	111	84
	9,047	8,998
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	5,211	4,811
Retained earnings	2,657	2,384
Total Shareholder’s Equity	7,868	7,195
Total Liabilities and Shareholder’s Equity	$26,199	$24,588

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Operating Activities
Net Income	$677	$587
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	768	694
Nuclear fuel amortization	22	45
Allowance for equity funds used during construction	(18)	(17)
Deferred income taxes	74	66
Asset (gains) losses and impairments, net	41	13
Changes in assets and liabilities:
Accounts receivable, net	(71)	(20)
Inventories	(30)	(14)
Accounts payable	37	(15)
Accrued pension liability — affiliates	(80)	(107)
Accrued postretirement liability — affiliates	(35)	(16)
Regulatory assets and liabilities	(79)	178
Other current and noncurrent assets and liabilities	(20)	(237)
Net cash from operating activities	1,286	1,157
Investing Activities
Plant and equipment expenditures	(1,981)	(1,611)
Proceeds from sale of nuclear decommissioning trust fund assets	2,054	594
Investment in nuclear decommissioning trust funds	(2,051)	(599)
Other	(14)	(19)
Net cash used for investing activities	(1,992)	(1,635)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,683	643
Redemption of long-term debt	(632)	—
Capital contribution by parent company	400	—
Short-term borrowings, net — affiliate	7	(4)
Short-term borrowings, net — other	(154)	233
Dividends paid on common stock	(404)	(370)
Other	(17)	(16)
Net cash from financing activities	883	486
Net Increase in Cash and Cash Equivalents	177	8
Cash and Cash Equivalents at Beginning of Period	12	18
Cash and Cash Equivalents at End of Period	$189	$26

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$141	$168

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	94	94
Dividends declared on common stock	—	—	—	(135)	(135)
Balance, March 31, 2020	138,632	1,386	3,425	2,343	7,154
Net Income	—	—	—	183	183
Dividends declared on common stock	—	—	—	(134)	(134)
Balance, June 30, 2020	138,632	1,386	3,425	2,392	7,203
Net Income	—	—	—	400	400
Dividends declared on common stock	—	—	—	(135)	(135)
Capital contribution by parent company	—	—	400	—	400
Balance, September 30, 2020	138,632	$1,386	$3,825	$2,657	$7,868

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	147	147
Dividends declared on common stock	—	—	—	(124)	(124)
Balance, March 31, 2019	138,632	1,386	3,245	2,185	6,816
Net Income	—	—	—	133	133
Dividends declared on common stock	—	—	—	(123)	(123)
Balance, June 30, 2019	138,632	1,386	3,245	2,195	6,826
Net Income	—	—	—	307	307
Dividends declared on common stock	—	—	—	(123)	(123)
Balance, September 30, 2019	138,632	$1,386	$3,245	$2,379	$7,010

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy and DTE Electric
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy
Note 16	Related Party Transactions	DTE Energy and DTE Electric
Note 17	Subsequent Event	DTE Energy

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
Certain prior year balances for DTE Electric were reclassified to match the current year's Consolidated Financial Statements presentation.
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
The Registrants hold ownership interests in certain limited partnerships. The limited partnerships include investment funds which support regional development and economic growth, and an operational business providing energy-related products. These entities are generally VIEs as a result of certain characteristics of the limited partnership voting rights. The ownership interests are accounted for under the equity method as the Registrants are not the primary beneficiaries.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts, including the transportation services contract with NEXUS. As of September 30, 2020, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2020, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2020 and December 31, 2019. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	September 30, 2020			December 31, 2019
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$33	$22	$55	$16	$11	$27
Accounts receivable	7	18	25	8	19	27
Inventories	—	102	102	—	74	74
Property, plant, and equipment, net	404	25	429	410	33	443
Goodwill	25	—	25	25	—	25
Intangible assets	531	—	531	542	—	542
Other current and long-term assets	1	19	20	2	—	2
	$1,001	$186	$1,187	$1,003	$137	$1,140

LIABILITIES
Accounts payable and accrued current liabilities	$—	$19	$19	$2	$13	$15
Short-term borrowings	—	21	21	—	—	—
Other current and long-term liabilities	6	4	10	7	7	14
	$6	$44	$50	$9	$20	$29
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at September 30, 2020 and December 31, 2019.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2020	December 31, 2019
	(In millions)
Investments in equity method investees	$1,505	$1,503
Notes receivable	$40	$21
Future funding commitments	$36	$63

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Equity earnings of equity method investees	$37	$34	$96	$77
Income from REF entities	43	40	95	96
Gains from equity and fixed income securities	2	3	24	27
Contract services	7	7	20	21
Gas Storage and Pipelines post-acquisition settlement	20	—	20	—
Allowance for equity funds used during construction	6	5	19	18
Other	5	9	12	20
	$120	$98	$286	$259
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Gains from equity and fixed income securities allocated from DTE Energy	$2	$3	$24	$27
Contract services	7	7	20	23
Allowance for equity funds used during construction	6	5	18	17
Other	3	5	6	11
	$18	$20	$68	$78
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the three and nine months ended September 30, 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On January 1, 2019, DTE Energy reclassified $25 million of stranded tax effects resulting from the TCJA from Accumulated other comprehensive income (loss) to Retained Earnings. The reclassification was recorded upon adoption of ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For the three and nine months ended September 30, 2019, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of this standard were not material.
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
DTE Energy	12%	13%	10%	12%
DTE Electric	13%	16%	12%	16%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 1% decrease in DTE Energy's effective tax rate for the three months ended September 30, 2020 was primarily due to higher amortization of the TCJA regulatory liability of 2%, partially offset by a decrease in annual production tax credits of 1%. The 2% decrease in DTE Energy's effective tax rate for the nine months ended September 30, 2020 was primarily due to the carryback of the 2018 net operating loss due to the CARES Act of 3% and higher amortization of the TCJA regulatory liability of 2%, partially offset by a decrease in production tax credits and other of 3%. Refer below for additional information regarding the CARES Act and related tax impacts.
The 3% decrease in DTE Electric's effective tax rate for the three months ended September 30, 2020 was primarily due to higher amortization of the TCJA regulatory liability of 3%. The 4% decrease in DTE Electric's effective tax rate for the nine months ended September 30, 2020 was primarily due to higher amortization of the TCJA regulatory liability of 3% and an increase in annual production tax credits of 1%.
DTE Electric had an income tax payable with DTE Energy of $5 million and an income tax receivable with DTE Energy of $14 million at September 30, 2020 and December 31, 2019, respectively.
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
During the third quarter 2020, DTE Energy received $220 million of refunds from the U.S. Treasury, including $153 million for the immediate refund of the 2018 remaining AMT credit balance and $67 million as a result of carrying back the 2018 net operating loss to 2013.
In addition, the carryback of the 2018 net operating loss to 2013 resulted in a $34 million reduction in Income Tax Expense for the nine months ended September 30, 2020 due primarily to the difference in rates between the two years (35% in 2013 and 21% in 2018).
During the second quarter 2020, the Registrants filed a claim for employee retention credits of $6 million, of which $3 million is attributable to DTE Electric. These amounts are included in Taxes other than income in the Consolidated Statements of Operations for the nine months ended September 30, 2020. The Registrants have also deferred employer payroll taxes of $32 million, of which $17 million was attributable to DTE Electric, increasing the amount of Other Liabilities - Other on the Registrants' Consolidated Statements of Financial Position as of September 30, 2020.
Unrecognized Compensation Costs
As of September 30, 2020, DTE Energy had $84 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.41 years.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $12 million and $9 million for the three months ended September 30, 2020 and 2019, respectively, while such allocation was $28 million and $33 million for the nine months ended September 30, 2020 and 2019, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2020.

	DTE Energy				DTE Electric
	Year of origination
	2020	2019	2018 and prior	Total	2020 and prior
	(In millions)
Notes receivable
Internal grade 1	$—	$18	$9	$27	$18
Internal grade 2	60	19	6	85	—
Total notes receivable(a)	$60	$37	$15	$112	$18

Net investment in leases
Net investment in leases, internal grade 1	$8	$—	$40	$48	$—
Net investment in leases, internal grade 2	132	—	1	133	—
Total net investment in leases(a)	$140	$—	$41	$181	$—
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
The following table presents a roll-forward of the activity for the Registrants' financing receivables credit loss reserves as of September 30, 2020.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020	$87	$4	$91	$46
Current period provision	73	2	75	47
Write-offs charged against allowance	(117)	(3)	(120)	(68)
Recoveries of amounts previously written off	41	—	41	24
Ending reserve balance, September 30, 2020	$84	$3	$87	$49
The Registrants have been monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. For DTE Electric and DTE Gas, the allowance for doubtful accounts has been increased to account for additional risk related to the pandemic. As of September 30, 2020, the impact of these increases has not been material.
In April 2020, the MPSC issued an order in response to the COVID-19 pandemic and authorized the deferral of certain uncollectible expense that is in excess of the amount used to set current rates. As a result of the order, DTE Electric and DTE Gas deferred $5 million and $1 million of uncollectible expense as Regulatory assets, respectively, for the nine months ended September 30, 2020. For the three months ended September 30, 2020, DTE Electric and DTE Gas, both reversed $1 million of previously deferred uncollectible expense. Refer to Note 6 to the Consolidated Financial Statements, "Regulatory Matters," for further information regarding the order.
For DTE Energy, uncollectible expense was $22 million and $70 million for the three and nine months ended September 30, 2020, respectively, which is primarily comprised of the current period provision for allowance for doubtful accounts adjusted for regulatory deferrals. DTE Energy uncollectible expense was $28 million and $81 million for the three and nine months ended September 30, 2019, respectively.
For DTE Electric, uncollectible expense was $16 million and $42 million for the three and nine months ended September 30, 2020, respectively, which is primarily comprised of the current period provision adjusted for regulatory deferrals. DTE Electric uncollectible expense was $17 million and $47 million for the three and nine months ended September 30, 2019, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2020.

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
Recently Issued Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2020. The Registrants will adopt the ASU on its effective date using a modified retrospective approach. The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional expedients are effective for the modification of existing contracts or new arrangements executed March 12, 2020 through December 31, 2022. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts indexed to and potentially settled in an entity's own equity. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2021, and interim periods therein. Early adoption is permitted. The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.

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
The fair value of the consideration provided for the entities acquired was $2.74 billion and included $2.36 billion paid in cash and an estimated $380 million of contingent consideration to be paid upon completion of the LEAP gathering pipeline. A liability for the contingent consideration payment was recorded upon acquisition and adjusted each period for accretion. Refer to the Acquisition related deferred payment line in the Consolidated Statements of Financial Position for the liability balance for the respective reporting periods. Accretion expense of $1 million and $5 million was recorded for the three and nine months ended September 30, 2020, respectively. In July 2020, the LEAP gathering pipeline achieved the final milestone of its construction and consideration of $385 million was paid on July 27, 2020 in two equal installments.
The acquisition was financed through the issuance of Equity Units, common stock, and Senior Notes. The acquired assets are part of DTE Energy's non-utility Gas Storage and Pipelines segment. The acquisition was accounted for using the acquisition method of accounting for business combinations. The allocation of the purchase price included in the Consolidated Statements of Financial Position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and the liabilities assumed. The purchase price is subject to resolution of any indemnification claims that might be deducted from the remaining $14 million of cash consideration paid and held in escrow.
The excess purchase price over the fair value of net assets acquired was classified as goodwill. As of September 30, 2020, total goodwill was approximately $172 million, including $1 million resulting from working capital adjustments recorded during the nine months ended September 30, 2020. DTE Energy cannot estimate the potential for any further revisions to the purchase price allocation for the remainder of 2020.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Electric(a)
Residential	$900	$791	$2,169	$1,839
Commercial	498	515	1,313	1,358
Industrial	157	175	434	497
Other(b)	138	39	305	251
Total Electric operating revenues(c)	$1,693	$1,520	$4,221	$3,945

Gas
Gas sales	$92	$87	$655	$727
End User Transportation	34	35	154	157
Intermediate Transportation	15	15	57	57
Other(b)	32	18	98	102
Total Gas operating revenues(d)	$173	$155	$964	$1,043

Other segment operating revenues
Gas Storage and Pipelines(e)	$204	$126	$546	$363
Power and Industrial Projects(f)	$324	$406	$850	$1,196
Energy Trading(g)	$1,061	$1,105	$2,714	$3,519
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $3 million and $10 million of Other revenues related to DTE Sustainable Generation for the three and nine months ended September 30, 2020, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms.
(c)Includes $8 million and $5 million of other revenues outside the scope of topic 606 for the three months ended September 30, 2020 and 2019, and $18 million and $14 million for the nine months ended September 30, 2020 and 2019, respectively.
(d)Includes $2 million under Alternative Revenue Programs for the nine months ended September 30, 2020 and $2 million and $7 million of other revenues for the three and nine months ended September 30, 2020, respectively, which are all outside the scope of Topic 606. For prior period, revenues include $2 million and $6 million of other revenues for the three and nine months ended September 30, 2019, respectively, which are all outside the scope of Topic 606.
(e)Includes revenues outside the scope of Topic 606 primarily related to $2 million of contracts accounted for as leases for the three months ended September 30, 2020 and 2019, and $7 million for the nine months ended September 30, 2020 and 2019.
(f)Includes revenues outside the scope of Topic 606 primarily related to $26 million and $33 million of contracts accounted for as leases for the three months ended September 30, 2020 and 2019, respectively, and $74 million and $94 million for the nine months ended September 30, 2020 and 2019, respectively.
(g)Includes revenues outside the scope of Topic 606 primarily related to $731 million and $791 million of derivatives for the three months ended September 30, 2020 and 2019, respectively, and $1.8 billion and $2.6 billion of derivatives for the nine months ended September 30, 2020 and 2019, respectively.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2020	$75
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	39
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(42)
Ending Balance, September 30, 2020	$72
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2020	$7
2021	36
2022	7
2023	3
2024	7
2025 and thereafter	12
$72
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2020	$72	$2
2021	350	8
2022	294	7
2023	231	7
2024	142	8
2025 and thereafter	580	—
	$1,669	$32

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — REGULATORY MATTERS
2020 COVID-19 Response
In response to the COVID-19 pandemic, the MPSC issued an order on April 15, 2020 to provide guidance and direction to utilities and other stakeholders on topics including customer protections and affordability, utility accounting, regulatory activities, energy assistance, and energy waste reduction and demand response continuity.  The order authorizes the deferral of uncollectible expense that is in excess of the amount used to set current rates effective March 24, 2020, the date of Michigan's executive order to "Stay Home, Stay Safe".  The Registrants implemented the deferral in the second quarter 2020, and there is currently no expiration for the ability to defer these costs. Refer to Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies" for the impact to uncollectible expense for the period.
On July 23, 2020, the MPSC further ordered that utilities seeking to recover COVID-19 related expenses beyond uncollectible expense may make an informational filing no later than November 2, 2020. The Registrants do not plan to make a filing in response to this order, and will continue to monitor MPSC activities involving COVID-19.
2019 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure and generation investments. The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales and operating and maintenance expenses. On May 8, 2020, the MPSC issued an order approving an annual revenue increase of $188 million for services rendered on or after May 15, 2020 and a return on equity of 9.9%. The order also disallowed $41 million of capital expenditures related to incentive compensation previously recorded during 2018-2020. The disallowance was recorded during the second quarter 2020 and is included in Asset (gains) losses and impairment, net on the Consolidated Statements of Operations for the nine months ended September 30, 2020.
2020 Accounting Applications
On July 9, 2020, the MPSC approved DTE Electric's request to accelerate amortization of the regulatory liability for non-plant-related accumulated deferred income tax balances that resulted from the TCJA. DTE Electric will increase amortization by $102 million beginning in May 2021, which will fully amortize this regulatory liability by the end of 2021 instead of April 2033. The accelerated amortization will not impact customer rates and will allow DTE Electric to defer its next rate case filing previously set for July 2020 to at least March 2021.
On October 26, 2020, DTE Electric filed an application with the MPSC requesting accounting authority for a one-time regulatory liability. DTE Electric is proposing to accrue a $30 million voluntary refund obligation due to certain sales increases resulting from the unusual and unprecedented electricity usage patterns driven by the COVID-19 pandemic. If approved by the end of 2020, the regulatory liability will be recognized at that time. Amortization of the regulatory liability would be used to offset the cost of service related to new plant in 2022. The regulatory liability would be amortized beginning January 1, 2022 through the earlier of new base rates or December 31, 2022. The one-time accounting treatment would not impact customer rates and would allow DTE Electric to further defer its next rate case filing from March 2021 to May 2021.
Additionally, as noted in Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies," DTE Electric has deferred $5 million of uncollectible expense as Regulatory assets for the nine months ended September 30, 2020 as a result of the MPSC's COVID-19 response order discussed above. If the October 26th accounting application is approved, DTE Electric would voluntarily forgo this deferral and record as expense. This action would apply only to DTE Electric in 2020 and the deferral of uncollectible expense would resume beginning in January 2021.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On July 17, 2020, DTE Gas reached a settlement with all intervening parties in the case and filed a settlement agreement authorizing the company to increase base rates by $110 million, reflecting a return on equity of 9.9%. The resulting rates are a net increase to customers of $51 million as an existing Infrastructure Recovery Mechanism (IRM) surcharge will be rolled into the new base rates. The settlement agreement also approved a $20 million annual increase to amortization of the regulatory liability for non-plant accumulated deferred income tax balances resulting from the TCJA. This increased amortization will cease upon DTE Gas receiving its next rate order. The MPSC approved the settlement agreement in August 2020 and DTE Gas implemented the increases to rates and amortization effective October 1, 2020. In addition, the settlement agreement disallowed capitalized expenditures related to incentive compensation, consistent with the MPSC order issued for DTE Electric on May 8, 2020. In anticipation of this result, DTE Gas recorded a disallowance of $14 million during the second quarter 2020, which is included in Asset (gains) losses and impairment, net on the Consolidated Statements of Operations for the nine months ended September 30, 2020.
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$476	$319	$1,093	$902
Less: Allocation of earnings to net restricted stock awards	1	1	2	2
Net income available to common shareholders — basic	$475	$318	$1,091	$900

Average number of common shares outstanding — basic	193	183	192	183
Basic Earnings per Common Share	$2.47	$1.74	$5.67	$4.93

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$476	$319	$1,093	$902
Less: Allocation of earnings to net restricted stock awards	1	1	2	2
Net income available to common shareholders — diluted	$475	$318	$1,091	$900

Average number of common shares outstanding — basic	193	183	192	183
Incremental shares attributable to:
Average dilutive equity units, performance share awards, and stock options	—	1	1	1
Average number of common shares outstanding — diluted	193	184	193	184
Diluted Earnings per Common Share(a)	$2.46	$1.73	$5.66	$4.91
_______________________________________
(a)Equity Units excluded from the calculation of diluted EPS were approximately 10.3 million for the three and nine months ended September 30, 2020, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2020 and December 31, 2019. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	September 30, 2020						December 31, 2019
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$567	$—	$—	$—	$—	$567	$15	$—	$—	$—	$—	$15
Nuclear decommissioning trusts
Equity securities	872	—	—	141	—	1,013	1,046	—	—	—	—	1,046
Fixed income securities	122	325	—	80	—	527	160	378	—	—	—	538
Private equity and other	—	—	—	78	—	78	—	—	—	43	—	43
Cash equivalents	46	—	—	—	—	46	34	—	—	—	—	34
Other investments(e)
Equity securities	49	—	—	—	—	49	140	—	—	—	—	140
Fixed income securities	6	—	—	—	—	6	79	—	—	—	—	79
Cash equivalents	98	—	—	—	—	98	4	—	—	—	—	4
Derivative assets
Commodity contracts(f)
Natural gas	126	72	42	—	(194)	46	205	76	74	—	(266)	89
Electricity	—	103	34	—	(106)	31	—	223	83	—	(225)	81
Environmental & Other	—	194	7	—	(186)	15	—	110	3	—	(110)	3
Foreign currency exchange contracts	—	2	—	—	—	2	—	1	—	—	—	1
Total derivative assets	126	371	83	—	(486)	94	205	410	160	—	(601)	174
Total	$1,886	$696	$83	$299	$(486)	$2,478	$1,683	$788	$160	$43	$(601)	$2,073

Liabilities
Derivative liabilities
Commodity contracts(f)
Natural gas	$(118)	$(66)	$(81)	$—	$185	$(80)	$(221)	$(41)	$(89)	$—	$266	$(85)
Electricity	—	(97)	(29)	—	104	(22)	—	(231)	(67)	—	225	(73)
Environmental & Other	(3)	(168)	—	—	171	—	—	(121)	—	—	110	(11)
Foreign currency exchange contracts	—	(2)	—	—	—	(2)	—	—	—	—	—	—
Total	$(121)	$(333)	$(110)	$—	$460	$(104)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets (Liabilities) at end of period	$1,765	$363	$(27)	$299	$(26)	$2,374	$1,462	$395	$4	$43	$—	$1,904
Assets
Current	$679	$273	$59	$—	$(379)	$632	$218	$320	$123	$—	$(513)	$148
Noncurrent	1,207	423	24	299	(107)	1,846	1,465	468	37	43	(88)	1,925
Total Assets	$1,886	$696	$83	$299	$(486)	$2,478	$1,683	$788	$160	$43	$(601)	$2,073
Liabilities
Current	$(112)	$(243)	$(66)	$—	$361	$(60)	$(211)	$(300)	$(85)	$—	$513	$(83)
Noncurrent	(9)	(90)	(44)	—	99	(44)	(10)	(93)	(71)	—	88	(86)
Total Liabilities	$(121)	$(333)	$(110)	$—	$460	$(104)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets (Liabilities) at end of period	$1,765	$363	$(27)	$299	$(26)	$2,374	$1,462	$395	$4	$43	$—	$1,904
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
(d)At September 30, 2020, the $567 million consisted of $565 million and $2 million of cash equivalents included in Cash and cash equivalents and Restricted cash on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2019, the $15 million consisted of $4 million and $11 million of cash equivalents included in Cash and cash equivalents and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.
(e)Excludes cash surrender value of life insurance investments.
(f)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$175	$—	$—	$—	$175	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	872	—	—	141	1,013	1,046	—	—	—	1,046
Fixed income securities	122	325	—	80	527	160	378	—	—	538
Private equity and other	—	—	—	78	78	—	—	—	43	43
Cash equivalents	46	—	—	—	46	34	—	—	—	34
Other investments
Equity securities	14	—	—	—	14	13	—	—	—	13
Cash equivalents	11	—	—	—	11	—	—	—	—	—
Derivative assets — FTRs	—	—	7	—	7	—	—	3	—	3
Total	$1,240	$325	$7	$299	$1,871	$1,264	$378	$3	$43	$1,688

Assets
Current	$175	$—	$7	$—	$182	$11	$—	$3	$—	$14
Noncurrent	1,065	325	—	299	1,689	1,253	378	—	43	1,674
Total Assets	$1,240	$325	$7	$299	$1,871	$1,264	$378	$3	$43	$1,688
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)At September 30, 2020, the $175 million of cash equivalents was included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2019, the $11 million of cash equivalents was included in Other investments on DTE Electric's Consolidated Statements of Financial Position.
Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly, as well as publicly-traded commingled funds, are valued using quoted market prices in actively traded markets. Non-exchange traded fixed income securities are valued based upon quotations available from brokers or pricing services.
Non-publicly traded commingled funds holding exchange-traded equity or debt securities are valued based on stated NAVs. There are no significant restrictions for these funds and investments may be redeemed with 7 to 65 days notice depending on the fund. There is no intention to sell the investment in these commingled funds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in private equity partnerships, as well as real estate and private debt. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $192 million and $151 million as of September 30, 2020 and December 31, 2019, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$20	$16	$10	$46	$(10)	$10	$9	$9
Transfers from Level 3 into Level 2	(1)	—	—	(1)	—	—	—	—
Total gains (losses)
Included in earnings	(80)	37	1	(42)	(35)	37	—	2
Recorded in Regulatory liabilities	—	—	9	9	—	—	(3)	(3)
Purchases, issuances, and settlements
Settlements	22	(48)	(13)	(39)	4	(39)	(1)	(36)
Net Assets (Liabilities) as of September 30	$(39)	$5	$7	$(27)	$(41)	$8	$5	$(28)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2020 and 2019(a)	$(57)	$11	$(1)	$(47)	$(36)	$15	$(1)	$(22)
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(15)	$16	$3	$4	$(49)	$(2)	$7	$(44)
Transfers from Level 3 into Level 2	(5)	—	—	(5)	—	—	—	—
Total gains (losses)
Included in earnings	(44)	90	(7)	39	(4)	47	(1)	42
Recorded in Regulatory liabilities	—	—	21	21	—	—	3	3
Purchases, issuances, and settlements
Settlements	25	(101)	(10)	(86)	12	(37)	(4)	(29)
Net Assets (Liabilities) as of September 30	$(39)	$5	$7	$(27)	$(41)	$8	$5	$(28)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2020 and 2019(a)	$(20)	$53	$(17)	$16	$(20)	$32	$(6)	$6
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net Assets as of beginning of period	$10	$9	$3	$6
Change in fair value recorded in Regulatory liabilities	9	(3)	21	3
Purchases, issuances, and settlements
Settlements	(12)	(1)	(17)	(4)
Net Assets as of September 30	$7	$5	$7	$5
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at September 30, 2020 and 2019 and reflected in DTE Electric's Consolidated Statements of Financial Position	$—	$(1)	$7	$5
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended September 30, 2020 and 2019.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$42	$(81)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$2.30	/MMBtu	$(0.06)	/MMBtu
Electricity	$34	$(29)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$(1)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$74	$(89)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.78)	—	$5.78	/MMBtu	$(0.09)	/MMBtu
Electricity	$83	$(67)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$6	/MWh	$—	/MWh
The unobservable inputs used in the fair value measurement of the electricity and natural gas commodity types consist of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain basis prices (i.e., the difference in pricing between two locations) included in the valuation of natural gas and electricity contracts were deemed unobservable. The weighted average price for unobservable inputs was calculated using the average of forward price curves for natural gas and electricity and the absolute value of monthly volumes.
The inputs listed above would have had a direct impact on the fair values of the above security types if they were adjusted. A significant increase (decrease) in the basis price would have resulted in a higher (lower) fair value for long positions, with offsetting impacts to short positions.
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a), excluding lessor finance leases	$112	$—	$—	$112	$184	$—	$—	$184
Short-term borrowings	$988	$—	$988	$—	$828	$—	$828	$—
Notes payable — Other(b)	$19	$—	$—	$19	$25	$—	$—	$25
Long-term debt(c)	$18,660	$2,398	$17,213	$1,406	$16,606	$2,572	$14,207	$1,252
_______________________________________
(a)Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.
(c)Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$18	$—	$—	$18	$9	$—	$—	$9
Short-term borrowings — affiliates	$104	$—	$—	$104	$97	$—	$—	$97
Short-term borrowings — other	$200	$—	$200	$—	$354	$—	$354	$—
Notes payable — Other(b)	$17	$—	$—	$17	$21	$—	$—	$21
Long-term debt(c)	$8,235	$—	$9,565	$194	$7,180	$—	$7,916	$173
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2020	December 31, 2019
	(In millions)
Fermi 2	$1,652	$1,650
Fermi 1	3	3
Low-level radioactive waste	9	8
	$1,664	$1,661
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Realized gains	$38	$15	$172	$43
Realized losses	$(11)	$(8)	$(103)	$(25)
Proceeds from sale of securities	$816	$198	$2,054	$594
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2020			December 31, 2019
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,013	$325	$(28)	$1,046	$396	$(39)
Fixed income securities	527	16	(1)	538	24	(1)
Private equity and other	78	—	—	43	—	—
Cash equivalents	46	—	—	34	—	—
	$1,664	$341	$(29)	$1,661	$420	$(40)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2020
(In millions)
Due within one year	$92
Due after one through five years	82
Due after five through ten years	79
Due after ten years	194
$447

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fixed income securities held in nuclear decommissioning trust funds include $80 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2020 and December 31, 2019, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes DTE Energy's gains (losses) related to the trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Gains (losses) related to equity securities	$2	$1	$(4)	$18
Gains (losses) related to fixed income securities	—	2	(3)	9
	$2	$3	$(7)	$27

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2020 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(1)	$—	$—
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$240	$(265)	$355	$(351)
Electricity	137	(126)	306	(298)
Environmental & Other	201	(171)	113	(121)
Foreign currency exchange contracts	2	(1)	1	—
Total derivatives not designated as hedging instruments	$580	$(563)	$775	$(770)

Current	$444	$(421)	$646	$(596)
Noncurrent	136	(143)	129	(174)
Total derivatives	$580	$(564)	$775	$(770)
The following table presents the fair value of derivative instruments for DTE Electric:

	September 30, 2020	December 31, 2019
	(In millions)
FTRs — Other current assets	$7	$3
Total derivatives not designated as hedging instruments	$7	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $5 million and $6 million outstanding at September 30, 2020 and December 31, 2019, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $1 million and $4 million at September 30, 2020 and December 31, 2019, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2020	December 31, 2019
	(In millions)
Cash collateral netted against Derivative assets	$(26)	$—
Cash collateral recorded in Accounts receivable(a)	12	13
Cash collateral recorded in Accounts payable(a)	(2)	(3)
Total net cash collateral posted (received)	$(16)	$10
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2020			December 31, 2019
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$240	$(194)	$46	$355	$(266)	$89
Electricity	137	(106)	31	306	(225)	81
Environmental & Other	201	(186)	15	113	(110)	3
Foreign currency exchange contracts	2	—	2	1	—	1
Total derivative assets	$580	$(486)	$94	$775	$(601)	$174

Derivative liabilities
Commodity contracts
Natural gas	$(265)	$185	$(80)	$(351)	$266	$(85)
Electricity	(126)	104	(22)	(298)	225	(73)
Environmental & Other	(171)	171	—	(121)	110	(11)
Foreign currency exchange contracts	(2)	—	(2)	—	—	—
Total derivative liabilities	$(564)	$460	$(104)	$(770)	$601	$(169)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2020				December 31, 2019
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$444	$136	$(421)	$(143)	$646	$129	$(596)	$(174)
Counterparty netting	(361)	(99)	361	99	(513)	(88)	513	88
Collateral adjustment	(18)	(8)	—	—	—	—	—	—
Total derivatives as reported	$65	$29	$(60)	$(44)	$133	$41	$(83)	$(86)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2020	2019	2020	2019
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(27)	$(5)	$(63)	$4
Natural gas	Fuel, purchased power, and gas — non-utility	(51)	(47)	28	(7)
Electricity	Operating Revenues — Non-utility operations	33	54	75	21
Environmental & Other	Operating Revenues — Non-utility operations	2	(11)	(40)	(11)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	1	—	(2)
Total		$(45)	$(8)	$—	$5
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2020:

Commodity	Number of Units
Natural gas (MMBtu)	1,739,656,507
Electricity (MWh)	28,258,929
Foreign currency exchange (CAD)	154,336,963
Renewable Energy Certificates (MWh)	7,893,076
Carbon emissions (Metric Ton)	16,451,411
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $377 million.
As of September 30, 2020, DTE Energy had $472 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $445 million. The net remaining amount of $27 million is derived from the $377 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2020, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	2.25%	2030	$600
DTE Electric	February	Mortgage Bonds(a)	2.95%	2050	500
DTE Electric	April	Mortgage Bonds(b)	2.63%	2031	600
DTE Energy	August	Senior Notes(c)	1.05%	2025	800
DTE Gas	August	Mortgage Bonds(d)	2.35%	2030	125
DTE Gas	August	Mortgage Bonds(d)	3.20%	2050	125
					$2,750
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
(c)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(d)Proceeds used for the repayment of $50 million of DTE Gas's 2008 Series I 6.36% Senior Notes due 2020 and for general corporate purposes, including capital expenditures.
In March 2020, DTE Energy entered into a $200 million unsecured term loan with a maturity date of March 2022 and terms consistent with DTE Energy’s unsecured revolving credit agreements. The purpose of the loan was to enhance liquidity and reduce reliance on the commercial paper market. The loan was subject to terminate if no amounts were drawn by August 27, 2020. No amounts were drawn, therefore the loan terminated per the agreement.
In October 2020, DTE Energy issued $230 million of 4.375% Junior Subordinated Debentures due October 15, 2080. Proceeds have been used for the redemption of DTE Energy's $200 million 2012 Series C 5.25% Junior Subordinated Debentures due December 1, 2062. Remaining proceeds will be used for general corporate purposes.
In October 2020, DTE Energy also issued $750 million of 0.55% Senior Notes due November 1, 2022. Proceeds have been used for the repayment of DTE Energy's $500 million unsecured term loan expiring March 2021 and DTE Energy's $167 million unsecured term loan expiring June 2021. Remaining proceeds will be used for general corporate purposes. Refer to Note 11 to the Consolidated Financial Statements, "Short-term Credit Arrangements and Borrowings", for additional information regarding the term loans.
Debt Redemptions
In 2020, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Senior Notes	4.89%	2020	$300
DTE Electric	July	Senior Notes	5.63%	2020	32
DTE Electric	July	Senior Notes	3.45%	2020	300
DTE Gas	September	Senior Notes	6.36%	2020	50
					$682
As noted above, on October 22, 2020, DTE Energy also optionally redeemed its $200 million 2012 Series C 5.25% Junior Subordinated Debentures originally due December 1, 2062.

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
During 2020, the Registrants have entered into a series of unsecured term loans to raise additional liquidity, including terms consistent with the unsecured revolving credit agreements. In March 2020, DTE Energy entered into a $500 million unsecured term loan expiring in March 2021, of which the full $500 million was drawn.
In April 2020, DTE Electric entered into a $200 million unsecured term loan, of which the full $200 million was drawn, and a $200 million unsecured term loan, of which no amount has been drawn. Additionally, in April 2020, DTE Gas entered into a $100 million unsecured term loan, of which the full $100 million was drawn. All three loans expire in April 2021.
In May 2020, DTE Lake Erie Generation, Inc., an indirect wholly-owned subsidiary of DTE Energy, entered into a C$110 million unsecured revolving credit agreement to fund construction of on-site electric generation and related infrastructure projects at a Canadian integrated steel manufacturing facility in Ontario, Canada. The revolving credit agreement is guaranteed by DTE Energy and there was C$28 million outstanding as of September 30, 2020. The revolving credit agreement expires in May 2023 and has terms consistent with DTE Energy's unsecured revolving credit agreements.
In June 2020, DTE Energy entered into a $167 million unsecured term loan expiring in June 2021, of which the full amount was drawn in September 2020.
The unsecured revolving credit agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2020, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.60 to 1, 0.52 to 1, and 0.49 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of September 30, 2020 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured term loan, expiring in March 2021	500	—	—	500
Unsecured term loans, expiring in April 2021	—	400	100	500
Unsecured term loan, expiring in June 2021	167	—	—	167
Unsecured Canadian revolving credit facility, expiring May 2023	83	—	—	83
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	2,510	900	400	3,810
Amounts outstanding at September 30, 2020
Letters of credit	212	—	—	212
Unsecured term loan	667	200	100	967
Revolver borrowings	21	—	—	21
	900	200	100	1,200
Net availability at September 30, 2020	$1,610	$700	$300	$2,610

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has $59 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above. These letters of credit include a $50 million uncommitted letter of credit facility entered into by DTE Energy in July 2020, of which the full amount has been drawn. The facility expires in July 2021 with an automatic renewal provision.
In October 2020, DTE Energy repaid several of its unsecured term loans. As noted in Note 10 to the Consolidated Financial Statements, "Long-term Debt", DTE Energy used proceeds from the issuance of long-term debt to repay its $500 million term loan expiring March 2021 and $167 million term loan expiring June 2021. In October 2020, DTE Gas also repaid its $100 million term loan expiring April 2021.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $100 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $100 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At September 30, 2020, the capacity under the facilities was $300 million. The amount outstanding under the agreements was $43 million and $114 million at September 30, 2020 and December 31, 2019, respectively, and was fully offset by the posted collateral.

NOTE 12 — LEASES
Lessor
During the second quarter 2020, DTE Energy executed a sale of membership interests in the REF business accounted for as a finance lease arrangement with a term of less than 2 years, resulting in a net investment in finances leases of $8 million and selling profit of $11 million.
During the first quarter 2020, DTE Energy completed construction of and began operating certain energy infrastructure assets for a large industrial customer under a long-term agreement, where the assets will transfer to the customer at the end of the contract term in 2040. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing a net investment of $133 million.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
September 30, 2020
(In millions)
2020	$8
2021	24
2022	20
2023	19
2024	19
2025 and Thereafter	273
Total minimum future lease receipts	363
Residual value of leased pipeline	19
Less unearned income	201
Net investment in finance lease	181
Less current portion	10
$171
Interest income recognized under finance leases was $4 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $12 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy’s lease income associated with operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fixed payments	$17	$17	$50	$51
Variable payments	43	40	82	92
	$60	$57	$132	$143

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
In May 2020, the Registrants, the United States, and the Sierra Club reached a settlement, which was memorialized in the form of a Consent Decree and a separate settlement agreement between the Registrants and Sierra Club. The Consent Decree was submitted and received by the U.S. District Court and the public comment period ended on June 14, 2020. The Consent Decree was entered with the U.S. District Court with an effective date of July 23, 2020 and DTE Electric subsequently paid a civil penalty of $2 million. As of September 30, 2020, an additional $5 million remains accrued for the settlement. The U.S. District Court is still reviewing the Sierra Club Consent Decree and a final decision is expected in the fourth quarter of 2020. The Registrants do not expect the final settlement to have a material financial impact.
The Registrants believe that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. DTE Electric is required to retire, repower, refuel, or retrofit units at four power plants by the dates set forth in the Consent Decree and implement a supplemental environmental project. The Registrants do not expect the outcome of this matter to have a material impact on their Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
To comply with air pollution requirements, DTE Electric has spent approximately $2.4 billion. DTE Electric does not anticipate additional capital expenditures for air pollution requirements through 2025, subject to the results of future rulemakings.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2020 and December 31, 2019, DTE Electric had $6 million and $8 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016, July 2018, and September 2020. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. DTE Electric has estimated the impact of the current rule to be $629 million of capital expenditures.
On September 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" became effective and establishes April 11, 2021 as the new deadline for all unlined impoundments (including units previously classified as "clay-lined") to initiate closure. Additionally, the rule amends certain reporting requirements and CCR website requirements. On March 3, 2020, an additional proposed revision to the CCR Rule was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric is currently evaluating both the final September 28, 2020 rule and the proposed CCR rule, including the alternative liner system demonstration for our clay lined impoundments, to determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.
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
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On August 31, 2020, the EPA released the final version of the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule. The Reconsideration Rule revises requirements for two specific waste streams produced by steam electric power plants: FGD wastewater and bottom ash transport water. The Reconsideration Rule also provides additional compliance opportunities by finalizing low utilization and cessation of coal burning subcategories. The Reconsideration Rule provides new opportunities for DTE Electric to evaluate existing ELG compliance strategies and make any necessary adjustments to ensure full compliance with the ELGs in a cost effective manner.
DTE Electric is currently evaluating compliance strategies, technologies and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the final rule.
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
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2020 and December 31, 2019, DTE Gas had $24 million and $25 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2020 was approximately $400 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2020 was $543 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS is party to certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. In conjunction with these agreements, DTE Energy provided certain guarantees on behalf of NEXUS to DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $226 million and $360 million at September 30, 2020, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements in 2033. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS is also party to certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at September 30, 2020, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $50 million at September 30, 2020. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2020, DTE Energy had $125 million of performance bonds outstanding, including $69 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payment under the line of credit at September 30, 2020 is $52 million. The funding of a loan under the terms of the credit facility is considered remote.
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
Impacts from the COVID-19 pandemic for the three and nine months ended September 30, 2020 include a reduction in DTE Electric sales volumes from commercial and industrial customers and an increase in residential customer sales volumes. This shift contributed to a net reduction in DTE Electric sales volumes for the three and nine months ended September 30, 2020, but the impact to earnings has been mitigated by favorable rate mix.
Operation and maintenance expense has also been impacted by COVID-19, primarily at DTE Electric, due to higher costs for personal protective equipment and other health and safety related costs, including shift premiums and related expenses associated with the sequestration of certain employees critical to continued operations.

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
Finally, as discussed in Note 2, "Significant Accounting Policies", the allowance for doubtful accounts was increased at our utilities due to additional risk relating to COVID-19. However, the impact of these increases has not been material.
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary to the Consolidated Financial Statements as of September 30, 2020.
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

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$25	$21	$7	$5
Interest cost	46	55	14	18
Expected return on plan assets	(84)	(82)	(32)	(30)
Amortization of:
Net actuarial loss	43	33	4	3
Prior service credit	—	—	(5)	(3)
Settlements	2	—	—	—
Net periodic benefit cost (credit)	$32	$27	$(12)	$(7)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Service cost	$74	$63	$20	$16
Interest cost	139	164	42	53
Expected return on plan assets	(250)	(244)	(96)	(92)
Amortization of:
Net actuarial loss	129	99	12	9
Prior service credit	—	—	(15)	(7)
Settlements	2	—	—	—
Net periodic benefit cost (credit)	$94	$82	$(37)	$(21)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $28 million and $23 million for the three months ended September 30, 2020 and 2019, respectively, and $79 million and $68 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Service cost	$5	$4	$15	$12
Interest cost	11	13	32	40
Expected return on plan assets	(21)	(21)	(65)	(63)
Amortization of:
Net actuarial loss	2	1	8	3
Prior service credit	(3)	(1)	(10)	(5)
Net periodic benefit credit	$(6)	$(4)	$(20)	$(13)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Pension and Other Postretirement Contributions
For the nine months ended September 30, 2020, DTE Energy made contributions of $84 million to its qualified pension plans, including $82 million of common stock and $2 million of cash contributions. Details of the contribution of common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust are as follows:

Date	Number of Shares	Price per Share	Amount
			(In millions)
September 8, 2020	694,444	$118.08	$82
The above contribution was made on behalf of DTE Electric and DTE Gas, for which DTE Electric and DTE Gas paid DTE Energy cash consideration of $60 million and $22 million, respectively, in September 2020. DTE Energy is currently assessing whether any additional contributions will be made to its pension plans in 2020. If any further contributions are made, they are not expected to be material to the Consolidated Financial Statements. No contributions are anticipated for DTE Energy's postretirement benefit plans in 2020.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Electric	$16	$16	$46	$43
Gas	4	3	12	8
Gas Storage and Pipelines	8	11	17	17
Power and Industrial Projects	134	160	308	462
Energy Trading	9	4	23	16
Corporate and Other	1	1	2	2
	$172	$195	$408	$548
Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations
Electric	$1,690	$1,520	$4,211	$3,945
Gas	173	155	964	1,043
Operating Revenues — Non-utility operations
Electric	3	—	10	—
Gas Storage and Pipelines	204	126	546	363
Power and Industrial Projects	324	406	850	1,196
Energy Trading	1,061	1,105	2,714	3,519
Corporate and Other	1	2	2	3
Reconciliation and Eliminations	(172)	(195)	(408)	(548)
Total	$3,284	$3,119	$8,889	$9,521

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$398	$307	$675	$587
Gas	(20)	(38)	102	121
Gas Storage and Pipelines	104	60	246	158
Power and Industrial Projects	47	49	102	104
Energy Trading	(28)	(14)	5	12
Corporate and Other	(25)	(45)	(37)	(80)
Net Income Attributable to DTE Energy Company	$476	$319	$1,093	$902

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
DTE Energy Trading also enters into related party transactions with NEXUS for the transportation of natural gas.
The following table summarizes the amounts resulting from these transactions included in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations
DTE Gas	$8	$8	$24	$24
Fuel, purchased power, and gas — utility
DTE Electric	$2	$2	$6	$6
DTE Gas	$2	$2	$14	$15
Fuel, purchased power, and gas — non-utility
DTE Energy Trading	$7	$2	$20	$5
Other related party transactions with equity method investees include transactions with Vector Pipeline and Millennium Pipeline. These transactions were not material for the three and nine months ended September 30, 2020 and 2019.

NOTE 17 — SUBSEQUENT EVENT
On October 27, 2020, DTE Energy announced that its Board of Directors has authorized management to pursue a plan to spin-off the DTE Midstream business. DTE Energy expects to complete the separation by mid-year 2021, subject to final approval by its Board of Directors, the Form 10 registration statement being declared effective by the Securities and Exchange Commission, regulatory approvals, and satisfaction of other conditions. DTE Energy shareholder approval is not required to effect the separation transaction. Upon closing of the transaction, DTE Energy shareholders will own shares of both DTE Energy and the new Midstream company. The planned separation transaction is intended to be a tax-free spin to DTE Energy shareholders for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$476	$319	$1,093	$902
Diluted Earnings per Common Share	$2.46	$1.73	$5.66	$4.91
The increase in Net Income for the three months ended September 30, 2020 was primarily due to higher earnings in the Electric, Gas, Gas Storage and Pipelines, and Corporate and Other segments, partially offset by lower earnings in the Energy Trading segment. The increase in Net Income for the nine months ended September 30, 2020 was primarily due to higher earnings in the Electric, Gas Storage and Pipelines, and Corporate and Other segments, partially offset by lower earnings in the Gas and Energy Trading segments.
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
Beginning in May 2020, DTE Energy resumed business activities that had been temporarily suspended. Local businesses and other institutions also resumed operations as new cases of COVID-19 began to decline and government restrictions were reduced.
Impacts from the COVID-19 pandemic have included a reduction in sales volumes from commercial and industrial customers and an increase in sales volumes from residential customers within the Electric segment. COVID-19 has also impacted the Power and Industrial Projects segment, contributing to lower production in the REF business and lower demand in the Steel business.
Operation and maintenance expense has been impacted by COVID-19, primarily in the Electric segment, due to higher costs for personal protective equipment and other health and safety related costs, including shift premiums and related expenses associated with the sequestration of certain employees critical to continued operations.
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
DTE Electric's capital investments over the 2020-2024 period are estimated at $12 billion, comprised of $4 billion for capital replacements and other projects, $5 billion for distribution infrastructure, and $3 billion for new generation. DTE Electric has retired five coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining twelve coal-fired generating units. River Rouge's final unit will retire in 2021 and five additional coal-fired generating units at Trenton Channel and St. Clair will be retired in 2022. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy waste reduction, demand response, and natural gas fueled generation.
DTE Gas' capital investments over the 2020-2024 period are estimated at $3 billion, comprised of $1.4 billion for base infrastructure and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2020-2024 period are estimated at $2.2 billion to $2.7 billion for gathering and pipeline investments and expansions. Power and Industrial Projects' capital investments over the 2020-2024 period are estimated at $1 billion to $1.4 billion for industrial energy services and RNG projects.
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
The Non-utility Margin relates to the Power and Industrial Projects and Energy Trading segments. For the Power and Industrial Projects segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of refined coal to third parties and the affiliated Electric utility, metallurgical coke and related by-products, petroleum coke, renewable natural gas and related credits, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$398	$307	$675	$587
Gas	(20)	(38)	102	121
Gas Storage and Pipelines	104	60	246	158
Power and Industrial Projects	47	49	102	104
Energy Trading	(28)	(14)	5	12
Corporate and Other	(25)	(45)	(37)	(80)
Net Income Attributable to DTE Energy Company	$476	$319	$1,093	$902

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,690	$1,520	$4,211	$3,945
Fuel and purchased power — utility	449	399	1,083	1,067
Utility Margin	1,241	1,121	3,128	2,878
Operating Revenues — Non-utility operations	3	—	10	—
Operation and maintenance	358	351	1,063	1,033
Depreciation and amortization	262	244	779	694
Taxes other than income	79	80	220	233
Asset (gains) losses and impairments, net	—	—	41	13
Operating Income	545	446	1,035	905
Other (Income) and Deductions	89	80	264	205
Income Tax Expense	58	59	96	113
Net Income Attributable to DTE Energy Company	$398	$307	$675	$587
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
Utility Margin increased $120 million and $250 million in the three and nine months ended September 30, 2020, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$47	$168
Base sales / rate mix	61	71
Weather	9	20
Regulatory mechanism — TRM	—	(15)
Other regulatory mechanisms and other	3	6
Increase in Utility Margin	$120	$250

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands of MWh)
DTE Electric Sales
Residential	5,154	4,682	12,646	11,579
Commercial	4,507	4,802	11,936	12,947
Industrial	2,321	2,555	6,205	7,513
Other	49	51	157	162
	12,031	12,090	30,944	32,201
Interconnection sales(a)	295	784	823	2,525
Total DTE Electric Sales	12,326	12,874	31,767	34,726

DTE Electric Deliveries
Retail and wholesale	12,031	12,090	30,944	32,201
Electric retail access, including self-generators(b)	1,030	1,282	2,865	3,516
Total DTE Electric Sales and Deliveries	13,061	13,372	33,809	35,717
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operating Revenues - Non-utility operations increased $3 million and $10 million in the three and nine months ended September 30, 2020, respectively. The increase in both periods was primarily due to renewable energy projects acquired by DTE Sustainable Generation in September 2019 and January 2020.
Operation and maintenance expense increased $7 million and $30 million in the three and nine months ended September 30, 2020, respectively. The increase in the third quarter was primarily due to higher benefits expense of $13 million, COVID-19 related expenses of $6 million associated with the health and safety of employees, and insurance proceeds of $6 million received in 2019 relating to a 2016 fire at a generation facility, partially offset by lower distribution operations expense of $15 million. The increase in the nine-month period was primarily due to COVID-19 related expenses of $41 million associated with the health and safety of employees, insurance proceeds of $6 million received in 2019 relating to a 2016 fire at a generation facility, and higher benefits expense of $6 million, partially offset by lower distribution operations expense of $23 million and lower generation expense of $4 million.
Depreciation and amortization expense increased $18 million and $85 million in the three and nine months ended September 30, 2020, respectively. The increase in the third quarter was primarily due to a $15 million increase resulting from a higher depreciable base and a $3 million increase resulting from new non-utility assets at DTE Sustainable Generation. The increase in the nine-month period was primarily due to an $88 million increase resulting from a higher depreciable base and a $10 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $14 million associated with the TRM.
Taxes other than income decreased $1 million and $13 million in the three and nine months ended September 30, 2020, respectively. The decrease in the third quarter was primarily due to lower payroll tax of $1 million. The decrease in the nine-month period was primarily due to lower taxes of $9 million as a result of a property tax settlement and lower payroll tax of $3 million, which was primarily attributable to employee retention credits recognized pursuant to the CARES Act.
Asset (gains) losses and impairments, net increased $28 million in the nine months ended September 30, 2020. The increase was due to a $41 million write-off of capital expenditures related to incentive compensation, which were disallowed in the May 8, 2020 rate order from the MPSC, compared to a loss of $13 million for the disallowance of other capital expenditures in 2019.
Other (Income) and Deductions increased $9 million and $59 million in the three and nine months ended September 30, 2020, respectively. The increase in the third quarter was primarily due to $10 million of contributions to not-for-profit organizations. The increase in the nine-month period was primarily due to a change in investment earnings (loss of $7 million in 2020 compared to a gain of $27 million in 2019), $19 million of higher interest expense, and $10 million of contributions to not-for-profit organizations.

Income Tax Expense decreased $1 million and $17 million in the three and nine months ended September 30, 2020, respectively. The decrease in both periods was primarily due to amortization of the TCJA regulatory liability and higher production tax credits, partially offset by higher earnings.
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
On October 26, 2020, DTE Electric filed an application with the MPSC requesting accounting authority for a one-time regulatory liability. DTE Electric is proposing to accrue a $30 million voluntary refund obligation due to certain sales increases resulting from the unusual and unprecedented electricity usage patterns driven by the COVID-19 pandemic. If approved by the end of 2020, the regulatory liability will be recognized at that time. Amortization of the regulatory liability would be used to offset the cost of service related to new plant in 2022. The regulatory liability would be amortized beginning January 1, 2022 through the earlier of new base rates or December 31, 2022. The one-time accounting treatment would not impact customer rates and would allow DTE Electric to further defer its next rate case filing.
Additionally, as noted in Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies," DTE Electric has deferred $5 million of uncollectible expense as Regulatory assets for the nine months ended September 30, 2020 as a result of the MPSC's COVID-19 response order. If the October 26th accounting application is approved, DTE Electric would voluntarily forgo this deferral and record as expense. This action would apply only to DTE Electric in 2020 and the deferral of uncollectible expense would resume beginning in January 2021.
DTE Electric is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Utility operations	$173	$155	$964	$1,043
Cost of gas — utility	12	3	232	287
Utility Margin	161	152	732	756
Operation and maintenance	119	130	360	376
Depreciation and amortization	37	37	112	106
Taxes other than income	18	17	62	60
Asset (gains) losses and impairments, net	—	—	14	—
Operating Income (Loss)	(13)	(32)	184	214
Other (Income) and Deductions	18	19	56	52
Income Tax Expense (Benefit)	(11)	(13)	26	41
Net Income (Loss) Attributable to DTE Energy Company	$(20)	$(38)	$102	$121
Utility Margin increased $9 million and decreased $24 million in the three and nine months ended September 30, 2020, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Infrastructure recovery mechanism	$6	$21
TCJA rate reduction	—	(8)
Weather	3	(31)
Other regulatory mechanisms and other	—	(6)
Increase (decrease) in Utility Margin	$9	$(24)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Bcf)
Gas Markets
Gas sales	7	7	85	95
End-user transportation	40	41	135	137
	47	48	220	232
Intermediate transportation	110	132	349	365
Total Gas sales	157	180	569	597
Operation and maintenance expense decreased $11 million and $16 million in the three and nine months ended September 30, 2020, respectively. The decrease in the third quarter was primarily due to lower gas operations expense of $10 million. The decrease in the nine-month period was primarily due to lower gas operations expense of $26 million, partially offset by higher corporate overhead costs of $4 million and a $6 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system.
Depreciation and amortization expense increased $6 million in the nine months ended September 30, 2020. The increase in the nine-month period was primarily due to a higher depreciable base.
Asset (gains) losses and impairments, net increased $14 million in the nine months ended September 30, 2020. The increase in the nine-month period was primarily due to the write-off of capital expenditures related to incentive compensation that were determined to be probable of disallowance and subsequently confirmed in the July 17, 2020 rate case settlement.
Other (Income) and Deductions decreased $1 million and increased $4 million in the three and nine months ended September 30, 2020, respectively. The decrease in the third quarter was primarily due to higher investment earnings of $1 million. The increase in the nine-month period was primarily due to lower investment earnings of $2 million and higher interest expense of $2 million.
Income Tax Expense (Benefit) increased $2 million and decreased $15 million in the three and nine months ended September 30, 2020, respectively. The increase in the third quarter was primarily due to higher earnings, partially offset by amortization of the TCJA regulatory liability. The decrease in the nine-month period was primarily due to lower earnings and amortization of the TCJA regulatory liability.
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

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$204	$126	$546	$363
Cost of sales — Non-utility	6	9	14	10
Operation and maintenance	37	26	92	76
Depreciation and amortization	38	22	110	66
Taxes other than income	3	1	12	6
Asset (gains) losses and impairments, net	(4)	1	(4)	1
Operating Income	124	67	322	204
Other (Income) and Deductions	(20)	(17)	(22)	(26)
Income Tax Expense	37	21	90	58
Net Income	107	63	254	172
Less: Net Income Attributable to Noncontrolling Interests	3	3	8	14
Net Income Attributable to DTE Energy Company	$104	$60	$246	$158
Operating Revenues — Non-utility operations increased $78 million and $183 million in the three and nine months ended September 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Cost of sales — Non-utility decreased $3 million and increased $4 million in the three and nine months ended September 30, 2020, respectively. The decrease in the third quarter was primarily due to lower physical purchases of gas from AGS customers, partially offset by the acquisition of Blue Union. The increase in the nine-month period was primarily due to the acquisition of Blue Union, partially offset by lower physical purchases of gas from AGS customers.
Operation and maintenance expense increased $11 million and $16 million in the three and nine months ended September 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union, partially offset by cost savings initiatives.
Depreciation and amortization expense increased $16 million and $44 million in the three and nine months ended September 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Taxes other than income increased $2 million and $6 million in the three and nine months ended September 30, 2020, respectively. The increase in both periods was primarily due to the acquisition of Blue Union.
Other (Income) and Deductions increased $3 million and decreased $4 million in the three and nine months ended September 30, 2020, respectively. The increase in the third quarter was primarily due to a post-acquisition settlement of $20 million, partially offset by higher interest expense related to the Blue Union acquisition and lower earnings from pipeline investments. The decrease in the nine-month period was primarily due to interest expense related to the Blue Union acquisition, partially offset by the post-acquisition settlement and higher earnings from pipeline investments.
Net Income Attributable to Noncontrolling Interests did not change and decreased $6 million in the three and nine months ended September 30, 2020, respectively. The decrease in the nine-month period was primarily due to the May 2019 purchase of an additional 30% ownership interest in SGG.
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
On October 27, 2020, DTE Energy announced that its Board of Directors has authorized management to pursue a plan to spin-off the DTE Midstream business. Refer to Note 17 to the Consolidated Financial Statements, “Subsequent Events,” for additional information.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$324	$406	$850	$1,196
Fuel, purchased power, and gas — non-utility	246	321	624	945
Non-utility Margin	78	85	226	251
Operation and maintenance	71	77	206	241
Depreciation and amortization	18	17	53	51
Taxes other than income	2	2	8	8
Asset (gains) losses and impairments, net	(2)	—	(12)	—
Operating Loss	(11)	(11)	(29)	(49)
Other (Income) and Deductions	(47)	(39)	(100)	(92)
Income Taxes
Expense	10	9	21	15
Production Tax Credits	(19)	(25)	(47)	(64)
	(9)	(16)	(26)	(49)
Net Income	45	44	97	92
Less: Net Loss Attributable to Noncontrolling Interests	(2)	(5)	(5)	(12)
Net Income Attributable to DTE Energy Company	$47	$49	$102	$104
Operating Revenues — Non-utility operations decreased $82 million and $346 million in the three and nine months ended September 30, 2020, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower production and sale of membership interests in the REF business	$(50)	$(245)
Lower demand in the Steel business	(46)	(113)
Terminated projects in the Renewables business	(6)	(16)
Higher production and a new project in the Renewables business	5	12
New projects in the On-site business	15	16
	$(82)	$(346)
Non-utility Margin decreased $7 million and $25 million in the three and nine months ended September 30, 2020, respectively. The following table details changes in Non-utility Margin relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
Lower demand in the Steel business	$(15)	$(36)
Terminated projects in the Renewables business	$(5)	(14)
New project in the Renewables business	5	9
New projects offset by lower demand in the On-site business	8	12
Other	—	4
	$(7)	$(25)
Operation and maintenance expense decreased $6 million and $35 million in the three and nine months ended September 30, 2020, respectively. The decrease in both periods was primarily due to lower maintenance spending associated with lower production.
Asset (gains) losses and impairments, net increased $2 million and $12 million in the three and nine months ended September 30, 2020. The increase in the third quarter was primarily due to the divestiture of a project in the Renewables business. The increase in the nine-month period was primarily due to the write-off of environmental liabilities upon completing site remediation in the Steel business, the sale of assets in the On-site business, and the divestiture of a project in the Renewables business.
Other (Income) and Deductions increased $8 million in the three and nine months ended September 30, 2020. The increase in the third quarter was primarily due to $5 million of higher equity earnings and $3 million of higher interest income associated with lease transactions in the On-site business. The increase in the nine-month period was primarily due to $11 million of selling profit associated with the sale of membership interests in the REF business and new investment in lease, $9 million of higher interest income associated with lease transactions in the On-site business, and $5 million of higher equity earnings, partially offset by $11 million of lower production in the REF business and change in insurance proceeds in the Renewables business ($3 million received in 2019).
Income Taxes — Production Tax Credits decreased $6 million and $17 million in the three and nine months ended September 30, 2020. The decrease in both periods was primarily due to lower production in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $3 million and $7 million in the three and nine months ended September 30, 2020, respectively. The decrease in both periods was primarily due to lower production in the REF business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$1,061	$1,105	$2,714	$3,519
Purchased power and gas — non-utility	1,076	1,101	2,636	3,436
Non-utility Margin	(15)	4	78	83
Operation and maintenance	19	18	60	54
Depreciation and amortization	1	2	4	5
Taxes other than income	1	1	4	4
Operating Income (Loss)	(36)	(17)	10	20
Other (Income) and Deductions	1	1	3	3
Income Tax Expense (Benefit)	(9)	(4)	2	5
Net Income (Loss) Attributable to DTE Energy Company	$(28)	$(14)	$5	$12
Operating Revenues — Non-utility operations decreased $44 million and $805 million in the three and nine months ended September 30, 2020, respectively. The decrease in both periods was primarily due to a decrease in gas prices in the gas structured strategy.
Non-utility Margin decreased $19 million and $5 million in the three and nine months ended September 30, 2020, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured, and environmental and gas trading strategies	$20
Unfavorable results, primarily in gas transportation, power trading, gas storage, and gas full requirements strategies(b)	(24)
(4)
Realized Margins(a)
Favorable results, primarily in power full requirements and gas trading strategies	9
Unfavorable results, primarily in power trading, gas full requirements, gas structured, and environmental trading strategies(c)	(24)
(15)
Decrease in Non-utility Margin	$(19)
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
(b)Amount includes $15 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $3 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Nine Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in environmental trading, gas structured, gas trading, and power full requirements strategies	$73
Unfavorable results, primarily in gas transportation and gas full requirements strategies(b)	(33)
40
Realized Margins(a)
Favorable results, primarily in power full requirements and gas storage strategies	22
Unfavorable results, primarily in environmental trading, gas structured, and power trading strategies(c)	(67)
(45)
Decrease in Non-utility Margin	$(5)
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
(b)Amount includes $22 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $8 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Operation and maintenance increased $1 million and $6 million in the three and nine months ended September 30, 2020, respectively. The increase in both periods was primarily due to higher compensation costs and higher broker fees.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $25 million and $37 million for the three and nine months ended September 30, 2020, respectively, represents a decrease of $20 million and $43 million from the net loss of $45 million and $80 million in the comparable 2019 period. The decrease in the three month period was primarily due to effective income tax rate adjustments, interest income from tax refunds related to the CARES Act, and higher investment income. The decrease in the nine month period was primarily due to the carryback of 2018 net operating losses to 2013 pursuant to the CARES Act, which resulted in a $34 million reduction in Income Tax Expense, and interest income from tax refunds related to the CARES Act. Refer to Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies", for additional information regarding the CARES Act and related impacts.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2020 will be approximately $3.5 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2020 of approximately $4.5 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash, Cash Equivalents, and Restricted Cash, Beginning	$93	$76
Net cash from operating activities	2,781	1,901
Net cash used for investing activities	(3,093)	(2,558)
Net cash from financing activities	1,181	657
Net Increase in Cash, Cash Equivalents, and Restricted Cash	869	—
Cash, Cash Equivalents, and Restricted Cash, Ending	$962	$76
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $880 million in 2020. The increase is primarily due to an increase in Net Income, Depreciation and amortization, Deferred income taxes, and working capital items.
The change in working capital items in 2020 was primarily related to an increase in cash from Accounts receivable, net, Accounts payable, and Other current and noncurrent assets and liabilities, partially offset by a decrease in cash from Regulatory assets and liabilities and Inventories.
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
Net cash used for investing activities increased by $535 million in 2020 primarily due to an increase in Plant and equipment expenditures, partially offset by a decrease in Contributions to equity method investees and a decrease in Acquisitions related to business combinations, net of cash acquired.

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
Net cash from financing activities increased by $524 million in 2020 primarily due to an increase in cash from the Issuance of long-term debt, net of issuance costs, partially offset by an increase in the Redemption of long-term debt and the Acquisition related deferred payment. The change is also due to the Purchases of noncontrolling interests, principally SGG, during the nine months ended September 30, 2019.
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
DTE Energy has approximately $0.5 billion in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $3.5 billion of available liquidity at September 30, 2020, consisting of cash, amounts available under unsecured revolving credit agreements, and unsecured term loans.
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue equity of approximately $200 million in 2020, including $82 million that was contributed to the qualified pension plans in September 2020. Refer to Note 14 of the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information on the equity contribution. DTE Energy does not anticipate making any contributions to its other postretirement benefit plans in 2020.
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $377 million.
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
DTE Energy is also actively monitoring the impact of the COVID-19 pandemic on capital markets and any related effects to our cost of capital. During 2020, concerns over the pandemic led to an impact in liquidity in the commercial paper market and increases to related borrowing costs. Despite these impacts, the Registrants have maintained adequate liquidity due to the availability of committed credit facilities, and by raising additional liquidity through term loans and the public issuance of debt, while paying off maturing commercial paper.

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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2019	$5
Reclassified to realized upon settlement	(10)
Changes in fair value recorded to income	—
Amounts recorded to unrealized income	(10)
Changes in fair value recorded in regulatory liabilities	21
Change in collateral	(26)
MTM at September 30, 2020	$(10)

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2023 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2020	2021	2022	2023 and Beyond	Total Fair Value
	(In millions)
Level 1	$(1)	$4	$2	$—	$5
Level 2	14	31	—	(9)	36
Level 3	(1)	(8)	2	(18)	(25)
MTM before collateral adjustments	$12	$27	$4	$(27)	16
Collateral adjustments					(26)
MTM at September 30, 2020					$(10)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2020:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$210	$—	$210
BBB+ and BBB	232	—	232
BBB-	6	—	6
Total Investment Grade	448	—	448
Non-investment grade(b)	14	—	14
Internally Rated — investment grade(c)	377	—	377
Internally Rated — non-investment grade(d)	35	(5)	30
Total	$874	$(5)	$869
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of September 30, 2020, DTE Energy had a floating rate debt-to-total debt ratio of 5.02%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2020 and 2019 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2020	2019	2020	2019	Change in the Fair Value of
	(In millions)
Environmental contracts	$(3)	$—	$6	$—	Commodity contracts
Gas contracts	$21	$5	$(20)	$(5)	Commodity contracts
Power contracts	$6	$1	$(6)	$(2)	Commodity contracts
Interest rate risk — DTE Energy	$(659)	$(547)	$681	$572	Long-term debt
Interest rate risk — DTE Electric	$(298)	$(287)	$315	$306	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 6 and 13 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2019 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future. For the nine months ended September 30, 2020, one additional risk factor was identified as noted below:
The COVID-19 pandemic and resulting impact on business and economic conditions could negatively affect the
Registrants' businesses and operations. The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets. The continued spread of COVID-19 and efforts to contain the virus, such as quarantines, closures, or reduced operations of businesses, governmental agencies and other institutions, has caused a recession, resulting in disruptions in various public, commercial, and industrial activities and has caused employee absences which interfered with certain operation and maintenance of the Registrants' facilities. Travel bans and restrictions, quarantines, and shelter in place orders could also cause us to experience operational delays, delay the delivery of critical infrastructure and other supplies we source globally, delay the connection of electric or gas service to new customers, and has reduced the use of electricity and gas by certain customers in the commercial and industrial segments. Certain of our businesses have experienced lower sales volumes, and any of the foregoing circumstances could further adversely affect customer demand or revenues, impact the ability of the Registrants' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could adversely affect the Registrants' businesses, results of operations or financial condition. The continued spread of COVID-19 has also led to disruption and volatility in the financial markets, which could increase the Registrants' costs to fund capital requirements and impact the operating results of our energy trading operations. To the extent that the Registrants' access to the capital markets is adversely affected by COVID-19, the Registrants may need to consider alternative sources of funding for our operations and for working capital, any of which could increase the Registrants' cost of capital. The extent to which COVID-19 may impact the Registrants' liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, and the extent to which normal economic and operating conditions can resume, among others. Our business continuity plans and insurance coverage may be insufficient to mitigate these adverse impacts to our business. In addition, the Registrants’ may be required to suspend shut offs for certain customers which may adversely impact the Registrants’ collections process and have a negative impact on our results of operations, financial condition, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2020:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/20 - 07/31/20	1,793	$109.74	—	—	—
08/01/20 - 08/31/20	886	$119.23	—	—	—
09/01/20 - 09/30/20	519	$117.55	—	—	—
Total	3,198		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.317
Fifty-first Supplemental Indenture dated as of August 1, 2020, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee. (2020 Series D and E)
X

4.318
Supplemental Indenture dated as of August 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2020 Series F)
X

4.319
Supplemental Indenture dated as of October 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2020 Series H)
X

31.185	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.186	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.187	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.188	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.185	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.186	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.187	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.188	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.320
Supplemental Indenture dated as of September 1, 2020, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4.1 to DTE Energy’s Form 8-k filed October 1, 2020)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 27, 2020
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)