Form 10-K
period 2020-12-31
DTE ENERGY CO; DTE Electric Co
filed 2021-02-19
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	DTE	New York Stock Exchange

DTE Energy	2016 Series B 5.375% Junior Subordinated Debentures due 2076	DTJ	New York Stock Exchange

DTE Energy	2016 Series F 6.00% Junior Subordinated Debentures due 2076	DTY	New York Stock Exchange

DTE Energy	2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

DTE Energy	2019 6.25% Corporate Units	DTP	New York Stock Exchange

DTE Energy	2020 Series G 4.375% Junior Subordinated Debentures due 2080	DTB	New York Stock Exchange

DTE Electric Company (DTE Electric)	None		None
Securities registered pursuant to Section 12(g) of the Act:

DTE Energy	None	DTE Electric	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DTE Energy	Yes	☒	No	☐	DTE Electric	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

DTE Energy	Yes	☒	No	☐	DTE Electric	Yes	☐	No	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
On June 30, 2020, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $20.5 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 29, 2021:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,773,687

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,362,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2021 Annual Meeting of Common Shareholders to be held May 20, 2021, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

THIS PAGE INTENTIONALLY LEFT BLANK

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AGS	Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West Virginia and is part of the Gas Storage and Pipelines segment. DTE Energy purchased 100% of AGS in October 2016

AMT	Alternative Minimum Tax

AMV	Applicable Market Value

ASU	Accounting Standards Update issued by the FASB

Blue Union	Blue Union gathering system is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of Blue Union in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

CARES Act	Coronavirus Aid, Relief, and Economic Security Act

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Midstream	DTE Energy's natural gas pipeline, storage, and gathering non-utility, which comprises the Gas Storage and Pipelines segment and certain DTE Energy holding company activity currently included in the Corporate and Other segment

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

DEFINITIONS

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

IRS	Internal Revenue Service

ISO	Independent System Operator

LEAP	Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

LIBOR	London Inter-Bank Offered Rates

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

LNG	Liquefied Natural Gas

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOV	Notice of Violation

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PG&E	Pacific Gas and Electric Corporation

PLD	City of Detroit's Public Lighting Department

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the IRS

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

DEFINITIONS

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RSN	Remarketable Senior Notes

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

SGG	Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016 and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

TCJA rate reduction	Reduction in DTE Gas revenue related to Calculation C of the TCJA. DTE Gas' Calculation C case was approved by the MPSC in August 2019 to address all remaining issues relative to the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities flow to ratepayers

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

USD	United States Dollar ($)

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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
•impact of regulation by the EPA, EGLE, the FERC, the MPSC, the NRC, and for DTE Energy, the CFTC and CARB, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;
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
DTE Electric is a Michigan corporation organized in 1903 and is an indirect wholly-owned subsidiary of DTE Energy. DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan.
DTE Gas is a Michigan corporation organized in 1898 and is an indirect wholly-owned subsidiary of DTE Energy. DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity.
DTE Energy's other businesses are involved in 1) natural gas pipelines, gathering, transportation, and storage; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, EGLE, and for DTE Energy, the CFTC and CARB.
The Registrants' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to such reports are available free of charge through the Investor Relations SEC Filings page of DTE Energy's website: www.dteenergy.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.
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
Electric
•The Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million residential, commercial, and industrial customers in southeastern Michigan.
Gas
•The Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
Non-utility Operations
•Gas Storage and Pipelines consists of natural gas pipeline, gathering, transportation, and storage businesses.
•Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects.
•Energy Trading consists of energy marketing and trading operations.

Corporate and Other
•Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
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
For a summary of Electric segment operating revenues by service, see Note 5 to the Consolidated Financial Statements in Item 8 of the Report, "Revenue."
Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 14 million tons of low-sulfur western coal and approximately 4 million tons of Appalachian coal to be delivered from 2021 to 2023. All of these contracts have pricing schedules. DTE Electric has purchase commitments for approximately 77% of the expected coal requirements for 2021. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. The Company's 2021 rail transportation is covered under long-term agreements. The Company expects to cover all of its 2021 vessel transportation requirements for delivery of purchased coal to electric generating facilities through existing and new agreements. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements.

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
Generating facilities owned and in service as of December 31, 2020 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River(b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe(c)	Monroe	1971, 1973, and 1974	3,066
River Rouge	Wayne	1958	58
St. Clair	St. Clair	1953, 1954, 1961, and 1969	1,065
Trenton Channel	Wayne	1968	495
Dearborn	Wayne	2019	35
			6,538
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	1,998
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,088
Renewables(e)
Wind Utility	Various	2011-2020	781
Wind Non-Utility	Various	2019-2020	108
Solar	Various	2010-2019	65
			954
			11,719
_______________________________________
(a)Represents summer net rating for all units with the exception of renewable facilities. The summer net rating is based on operating experience, the physical condition of units, environmental control limitations, and customer requirements for steam, which would otherwise be used for electric generation. Wind and solar facilities reflect name plate capacity measured in alternating current.
(b)Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 8 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."
(c)The Monroe generating plant provided 49% of DTE Electric’s total 2020 power plant generation.
(d)Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,220 MW. See Note 8 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."
(e)In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 481 MW of renewable power generated from wind, solar, and biomass facilities. Of the 481 MW, currently 52 MW relate to power purchase agreements with DTE Sustainable Generation.
See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.

DTE Electric owns and operates 698 distribution substations with a capacity of approximately 37,350,000 kilovolt-amperes (kVA) and approximately 445,800 line transformers with a capacity of approximately 32,438,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2020 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,549	15,540
24 kV	181	682
40 kV	2,303	382
120 kV	61	8
	31,094	16,612
There are numerous interconnections that allow the interchange of electricity between DTE Electric and electricity providers external to the DTE Electric service area. These interconnections are generally owned and operated by ITC Transmission, an unrelated company, and connect to neighboring energy companies.
Regulation
DTE Electric is subject to the regulatory jurisdiction of various agencies, including, but not limited to, the MPSC, the FERC, and the NRC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting, and operating-related matters. DTE Electric's MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on investments. The FERC regulates DTE Electric with respect to financing authorization, wholesale electric market activities, certain affiliate transactions, the acquisition and disposition of certain generation and other facilities, and, in conjunction with the NERC, compliance with mandatory reliability standards. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing, and decommissioning of DTE Electric's nuclear plant operations. DTE Electric is subject to the requirements of other regulatory agencies with respect to safety, the environment, and health.
See Notes 9, 10, 13, 19, and 20 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations," "Regulatory Matters," "Fair Value," "Commitments and Contingencies," and " Nuclear Operations."
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost effective manner and support DTE Energy's goal to reduce carbon emissions. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers. To meet the generation needs and carbon reduction goals, continuing investments will be made in renewable resources, a natural gas fueled combined cycle generation facility, and DTE Electric's primary coal generation fleet and nuclear generating plant.
DTE Electric's distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to customers. DTE Electric seeks to increase operational efficiencies to increase customer satisfaction at an affordable rate.

The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Energy legislation enacted by the State of Michigan in 2008 and 2016 has placed a 10% cap on total retail access. This cap mitigates some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full service customer rates. Customers with retail access to alternative electric suppliers consist primarily of industrial and commercial customers and represented approximately 8.5%, 10%, and 10% of retail sales in 2020, 2019, and 2018, respectively. The decrease in retail access sales in 2020 was primarily due to a large customer shutting down operations. DTE Electric expects incremental customers to move into the retail access program and for sales to return to approximately 10% in 2021.
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
For a summary of Gas segment operating revenues by service, see Note 5 to the Consolidated Financial Statements in Item 8 of the Report, "Revenue."
Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.6 Bcf, with approximately 66% of the volume coming from underground storage for 2020. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2023.

DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2020 are listed below.

	Availability (MDth/d)	Contract Expiration
Viking Gas Transmission Company	21	2022
Vector Pipeline L.P. (an affiliate)	20	2022
Great Lakes Gas Transmission L.P.	30	2023
ANR Pipeline Company	129	2028
Panhandle Eastern Pipeline Company	125	2029
NEXUS Pipeline (an affiliate)	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 20,000 miles of distribution mains, approximately 1,308,000 service pipelines, and approximately 1,305,000 active meters. DTE Gas also owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
GAS STORAGE AND PIPELINES
Description
Gas Storage and Pipelines owns, operates, and develops an integrated portfolio of natural gas interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines, gathering systems, treatment plants, and compression and surface facilities. Gas Storage and Pipelines owns and operates both wholly owned pipeline and gathering assets, as well as interests in joint venture pipeline assets including the Millennium Pipeline, Vector Pipeline, and NEXUS Pipeline, many of which have connectivity to the wholly owned assets. Gas Storage and Pipelines provides multiple, integrated natural gas services to customers with core assets that strategically connect key demand centers in the Gulf Coast, Midwest, Ontario, and Northeast markets to the premium production areas of the Marcellus/Utica and Haynesville dry natural gas formations in the Appalachian and Gulf Coast Basins. These assets are primarily supported by long-term, fixed-price revenue contracts.

Properties
Gas Storage and Pipelines holds the following properties:

Property Classification	% Owned	Description	Location
Pipelines and Other
Birdsboro Pipeline	100%	14-mile pipeline delivering gas supply to the Birdsboro Power Plant	PA
Bluestone Pipeline	100%	65-mile pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA and NY
LEAP	100%	155-mile pipeline stretching from the Haynesville Shale area to the Gulf Coast providing access to petrochemical and refining facilities, power plants, and LNG export facilities	LA
Generation Pipeline	50%	25-mile pipeline regulated as gas utility by the Public Utilities Commission of Ohio	OH
Millennium Pipeline	26%	263-mile pipeline serving markets in the Northeast	NY
NEXUS Pipeline	50%	256-mile pipeline to transport Utica and Marcellus Shale gas to Ohio, Michigan, and Ontario market centers	OH and MI
Stonewall Gas Gathering	85%	68-mile pipeline connecting Appalachia Gathering System to Columbia Pipeline	WV
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers	IL, IN, MI, and Ontario
Washington 10 Storage	100%	94 Bcf of storage capacity	MI
Gathering
Appalachia Gathering System	100%	135-mile pipeline delivering Marcellus Shale gas to Texas Eastern Pipeline and Stonewall Gas Gathering system	PA and WV
Blue Union	100%	343-mile gathering system delivering Haynesville Shale gas production to markets in Gulf Coast Region	LA and TX
Michigan Gathering	100%	336-mile pipeline system in northern Michigan	MI
Susquehanna Gathering	100%	197-mile pipeline delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Pipeline	PA
Tioga Gas Gathering	100%	3-mile pipeline delivering production gas to Dominion Transmission interconnect	PA
The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, DTE Gas provides physical operations, maintenance, and technical support for the Washington 10 storage facility and for the Michigan gathering systems.
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

Midwest to Northeast Region
Gas Storage and Pipelines is focused on opportunities to supply natural gas to meet growing demand and displace less attractive supply from certain regions in North America. Much of the growth in midstream services demand for natural gas is expected to occur in the eastern Canada and the northeast U.S. regions. Gas Storage and Pipelines believes that the Vector, Millennium, and NEXUS Pipelines are well-positioned to provide access routes and low-cost expansion options to these markets due to growth in production from the Marcellus/Utica Shales in Pennsylvania and West Virginia. Gas Storage and Pipelines has agreements with key producers that support its Bluestone Pipeline, Susquehanna gathering, Tioga gathering, AGS, and SGG businesses. Gas Storage and Pipelines is evaluating new pipeline and storage investment opportunities that could include additional pipeline and gathering expansions, laterals, compression, and other Marcellus/Utica shale midstream development or partnering opportunities.
Gulf Coast Region
In December 2019, Gas Storage and Pipelines completed the acquisition of the Blue Union gathering system and LEAP gathering pipeline in the Haynesville shale formation of Louisiana which provide access to growing Gulf Coast markets. The assets serve multiple markets, including Louisiana, the nation's third largest natural gas consumer, and the Gulf Coast where demand for natural gas is rapidly increasing in the power, industrial and LNG export sectors. Furthermore, they are strategically located to meet this increasing demand given their proximity and access to multiple major downstream pipelines with bi-directional capability. Through this acquisition, Gas Storage and Pipeline invested in strategically situated assets that are supported by long-term contracts. Strong credit provisions are also incorporated into the contract with the system's largest customer.
Gas Storage and Pipelines has competition from other pipelines and storage providers. Operations are dependent upon key customers in the Haynesville shale formation in the Gulf Coast and in the Marcellus/Utica shale formation in the Northeast for a significant portion of revenues. The loss of, or reduction in volumes from, any of these key customers could result in a decline in demand for services and have a material adverse effect on the results of Gas Storage and Pipelines.
DTE Midstream Spin-off
On October 27, 2020, DTE Energy announced that its Board of Directors has authorized management to pursue a plan to spin-off the DTE Midstream business. The spin-off would establish DTE Midstream as an independent, natural gas midstream company with increased flexibility and opportunities. The separation is expected to be completed by mid-year 2021, subject to final approval by DTE Energy's Board of Directors and satisfaction of other conditions. For additional information, refer to Note 4 to the Consolidated Financial Statements in Item 8 of this Report, “Acquisitions and Dispositions.”
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
Industrial Energy Services
•Steel and Petroleum Coke — Power and Industrial Projects produces metallurgical coke from a coke battery with a capacity of 1.0 million tons per year and has an investment in a second coke battery with a capacity of 1.2 million tons per year. Power and Industrial Projects also provides pulverized coal and petroleum coke to the steel, pulp and paper, and other industries.
•On-Site Energy — Power and Industrial Projects provides power generation, steam production, chilled water production, wastewater treatment, and compressed air supply to industrial customers. Power and Industrial Projects also provides utility-type services using project assets usually located on or near the customers' premises in the automotive, airport, chemical, and other industries.

Renewable Energy
•Wholesale Power and Renewables — Power and Industrial Projects holds ownership interests in, and operates, five renewable generating plants with a capacity of 139 MWs. The electric output is sold under long-term power purchase agreements.
•Renewable Gas Recovery — Power and Industrial Projects has ownership interests in, and operates, twenty-two gas recovery sites in nine different states. The sites recover methane from landfills and agricultural businesses and convert the gas to generate electricity, replace fossil fuels in industrial and manufacturing operations, or refine to pipeline-quality gas, which can then be used as vehicle fuel.
Reduced Emissions Fuel
•Reduced Emissions Fuel — Power and Industrial Projects has constructed and placed in service REF facilities at ten sites, including facilities located at seven third-party owned coal-fired power plants. DTE Energy has sold membership interests in seven of the facilities and entered into lease arrangements in two of the facilities. The facilities blend a proprietary additive with coal used in coal-fired power plants, resulting in reduced emissions of nitrogen oxide and mercury. Qualifying facilities are eligible to generate tax credits for ten years upon achieving certain criteria. The value of a tax credit is adjusted annually by an inflation factor published by the IRS. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds. The economic benefit of the REF facilities is dependent upon the generation of production tax credits.
Properties and Other
The following are significant properties operated by Power and Industrial Projects:

Business Areas	Location	Service Type
Industrial Energy Services
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Business Park	PA	Electricity
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Casino and Gaming	NJ	Electricity, Steam, and Chilled Water
Renewable Energy
Renewables	CA and MN	Electric Generation
Renewable Gas Recovery	AZ, CA, MI, NC, NY, OH, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Reduced Emissions Fuel	MI, OH, IL, TX, and WI	REF Supply

	2020	2019	2018
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$55	$72	$178
Renewables	9	8	7
Renewable Gas Recovery	2	3	3
	$66	$83	$188

Regulation
Certain electric generating facilities within Power and Industrial Projects have market-based rate authority from the FERC to sell power. The facilities are subject to FERC reporting requirements and market behavior rules. Certain projects of Power and Industrial Projects are also subject to the applicable laws, rules, and regulations related to the EPA, U.S. Department of Homeland Security, DOE, CARB, and various state utility commissions.
Strategy and Competition
Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow its steel, on-site energy, and renewable energy businesses, and optimize the REF businesses until the phase-out at the end of 2021. Power and Industrial Projects will also continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for Power and Industrial Projects' existing disparate businesses who provide similar products and services. Power and Industrial Projects' operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of Power and Industrial Projects.
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
Power and Industrial Projects intends to focus on the following areas for growth:
•Providing energy and utility-type services to commercial and industrial customers
•Acquiring and developing renewable energy projects and other energy projects.
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
CORPORATE AND OTHER
Description
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation and expect to continue recovering environmental costs related to utility operations through rates charged to customers. The following table summarizes DTE Energy's, including DTE Electric's, estimated significant future environmental expenditures based upon current regulations. Pending or future reconsideration of current regulations may impact the estimated expenditures summarized in the table below. Actual costs to comply could vary substantially. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented.

	DTE Electric	DTE Gas	Non-utility	Total
	(In millions)
Water	$54	$—	$—	$54
Contaminated and other sites	9	15	—	24
Coal combustion residuals and effluent limitations guidelines	601	—	—	601
Estimated total future expenditures through 2025	$664	$15	$—	$679
Estimated 2021 expenditures	$204	$9	$—	$213
Estimated 2022 expenditures	$143	$4	$—	$147
For additional information regarding environmental matters, refer to Notes 9, 10, and 19 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
HUMAN CAPITAL MANAGEMENT
DTE Energy and its subsidiaries had approximately 10,600 employees as of December 31, 2020, of which approximately 5,200 were represented by unions. DTE Electric had approximately 4,800 employees as of December 31, 2020, of which approximately 2,800 were represented by unions. This workforce is comprised almost entirely of full-time employees.
DTE Energy and utilities across the country are managing the turnover of our workforce due to a significant number of retirements expected in the next ten years - a period that will be impacted by major transformation of our business through technology investments, regulatory changes to our electric generation portfolio, and upgrades to our distribution infrastructure.
Amidst this challenge, DTE is working to build a culture of highly engaged employees with skills and expertise in science, technology, engineering, math, analytics, and skilled trades, which are in high demand and critical to our industry. To attract and retain the best talent, DTE Energy promotes the engagement of its employees through diversity, equity, and inclusion, health and safety, and compensation and benefits.

Diversity, Equity, and Inclusion (DEI)
DTE is committed to building a diverse, empowered, and engaged team that delivers safe, reliable service and energy to our customers. A diverse workforce and inclusive culture contributes to DTE's success and sustainability by driving innovation and creating trusted relationships with employees, customers, suppliers, and community partners. By tapping into the talent, unique perspectives, and cultural and life experiences of every employee, DTE can ensure its continued success.
DTE measures DEI performance in several ways:
•Diversity of candidates, hires, high potential talent, and leadership promotions
•Workforce representation of women, minorities, veterans, and employees with disabilities
•Employee engagement, including specific elements that measure a culture of inclusion
•Number of DEI related communications
•Supplier diversity spend
•Rankings and scores from DEI benchmarking surveys
•Formal training programs, including unconscious bias training for employees and leaders
•Salary analysis of women and minorities compared to non-minorities
Health and Safety
The health and safety of people is DTE Energy's top priority - for employees, contractors, customers, and everyone in the community DTE Energy serves. DTE Energy's safety culture is maintained and strengthened with the help of multiple safety committees spanning all levels of the company. Members include union representatives, DTE Energy executives, office workers, and field employees.
All workplace injuries and incidents that could have caused an injury are documented and thoroughly reviewed for potential preventive measures. Employees know they are responsible for their own safety and the safety of everyone around them. DTE Energy also administers regular safety training. Hazardous work is identified and categorized according to risk and training is provided to mitigate risk of any serious injuries.
DTE Energy monitors its safety performance by reviewing the rate of safety incidents, as defined by the Office of Safety and Health Administration (OSHA), and the rate of Days Away, Restricted, or Transferred (DART).
DTE Energy is also committed to providing employees with the resources they need to lead healthier lifestyles, including an on-site clinic and fitness center. DTE Energy offers a Healthy Living Program to complete both an annual physical with biometric screenings and a Health Risk Assessment to avoid a medical premium surcharge, and offers participation in health education on disease management programs.
COVID-19 Response
During the first quarter of 2020, the COVID-19 pandemic began impacting Michigan and the other service territories throughout the United States in which DTE Energy operates. DTE Energy took quick action to ensure the safety and well-being of its employees.
DTE Energy has successfully implemented work from home for over half of its employees and implemented extensive new safety procedures to ensure plant and employee safety, including the use of personal protective equipment, contact tracing, and cleaning of facilities. At the onset of the pandemic, DTE Energy temporarily paused all non-critical business activities. For the essential workers most critical to our continued operations, DTE Energy sequestered certain employees to protect their health and to ensure safe and reliable gas and electric service for DTE Energy customers.
To further support employees during the pandemic, DTE Energy enhanced communications around its employee assistance programs, established an occupational health call center, and provided clinical case management for cases related to COVID-19.

DTE Energy continues to actively monitor risks related to COVID-19 and proper application of our safety protocol. DTE Energy is also committed to providing consistent, transparent communication to employees around safe practices, quarantine and testing protocols, vaccine availability, and timing of safely returning to office work.
Compensation and Benefits
DTE Energy is committed to offering compensation that is competitive, market driven, and internally equitable. Approximately half of DTE Energy's employees are represented by labor unions through which pay is uniformly determined through collectively bargained agreements regardless of an employee's gender or ethnicity. For non-represented employees, DTE Energy's human resources professionals establish pay ranges for each job classification and work with hiring leaders to make competitive offers within the range to candidates based on objective factors like years of experience and strength of skills relevant to the job. Annually, DTE Energy conducts a review of compensation practices as part of its affirmative action program and makes adjustments as needed to ensure that pay is fair and equitable.
DTE Energy provides competitive, customizable benefits for all regular full-time and regular part-time employees. Innovative compensation and benefits initiatives at DTE Energy include:
•A 401(k) plan/Employee Stock Ownership Plan that is available to all regular full-time and regular part-time employees, including automatic enrollment of new hires, automatic annual escalation of employee 401(k) contributions up to 10% of pay, and 401(k) matching contributions
•Competitive health and welfare benefits
•Child bonding/parental leave of absence
•Additional vacation days available for employee purchase
•Competitive incentive plans, which are offered to all non-represented employees to create alignment of corporate and individual goals
•Tuition reimbursement
Incentive Plans
DTE Energy has two primary types of incentives that reward individuals for performance. The incentives are designed to tie compensation to performance and encourage individuals to align their interests with those of the shareholders and customers of the Company.
•Annual incentive plans allow DTE Energy to reward individuals with annual cash bonuses for performance against pre-established objectives based on work performed in the prior year. Objectives are aligned with our core priorities and include metrics for employee engagement and safety, customer satisfaction, utility operating excellence, and financial metrics such as earnings per share and cash flows.
•Long-term incentive plans allow DTE Energy to grant individuals long-term equity incentives to encourage continued employment with DTE Energy, to accomplish pre-defined long-term performance objectives, and to create shareholder alignment. Metrics include total shareholder return relative to industry peers and balance sheet health.
For additional information on the metrics above, please see the "Annual and Long-term Incentives" section of DTE Energy's Proxy Statement.
Additionally, refer to DTE Energy’s 2020 Environmental, Social, Governance and Sustainability report for further information on metrics tracked for DEI, health and safety, and other components of DTE Energy’s human capital management. The report is available through the Investor Relations page of DTE Energy’s website (www.dteenergy.com), and shall not be deemed incorporated by reference into this Form 10-K.

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
Regulatory, Legislative, and Legal Risks
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

The Renewable Portfolio Standard and energy waste reduction may affect the Registrants' business and federal and state fuel standards may affect DTE Energy's non-utility investments. The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of renewable energy. The Registrants have complied with the existing federal and state legislation, but do not know what requirements may be added by federal or state legislation in the future. In addition, the Registrants expect to comply with new Michigan legislation increasing the percentage of power required to be provided by renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
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
Operational Risks
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
Weather significantly affects operations. At both utilities, deviations from normal hot and cold weather conditions affect the Registrants' earnings and cash flows. Mild temperatures can result in decreased utilization of the Registrants' assets, lowering income and cash flows. At DTE Electric, ice storms, tornadoes, or high winds can damage the electric distribution system infrastructure and power generation facilities and require it to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process. DTE Gas can experience higher than anticipated expenses from emergency repairs on its gas distribution infrastructure required as a result of weather-related issues.
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
Financial, Economic, and Market Risks
DTE Energy's non-utility businesses may not perform to its expectations. DTE Energy relies on non-utility operations for a significant portion of earnings. If DTE Energy's current and contemplated non-utility investments do not perform at expected levels, DTE Energy could experience diminished earnings and a corresponding decline in shareholder value.

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
Poor investment performance of pension and other postretirement benefit plan assets and other factors impacting benefit plan costs could unfavorably impact the Registrants' liquidity and results of operations. The Registrants' costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and the Registrants' required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under the Registrants' plans. The Registrants have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below the Registrants' projected return rates. A decline in the market value of the pension and other postretirement benefit plan assets will increase the funding needs under the pension and other postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, the pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. If interest rates decrease, the liabilities increase, resulting in increasing benefit expense and funding needs. Also, if future increases in pension and other postretirement benefit costs as a result of reduced plan assets are not recoverable from the Registrants' utility customers, the results of operations and financial position of the Registrants could be negatively affected. Without sustained growth in the plan investments over time to increase the value of plan assets, the Registrants could be required to fund these plans with significant amounts of cash. Such cash funding obligations could have a material impact on the Registrants' cash flows, financial position, or results of operations.
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
Safety and Security Risks
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
General and Other Risks
The COVID-19 pandemic and resulting impact on business and economic conditions could negatively affect the
Registrants' businesses and operations. The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets. The continued spread of COVID-19 and efforts to contain the virus, such as quarantines, closures, or reduced operations of businesses, governmental agencies and other institutions, have caused a recession, resulting in disruptions in various public, commercial, and industrial activities and have caused employee absences which interfered with certain operation and maintenance of the Registrants' facilities. Travel bans and restrictions, quarantines, and shelter in place orders could also cause us to experience operational delays, delay the delivery of critical infrastructure and other supplies we source globally, or delay the connection of electric or gas service to new customers, and have reduced the use of electricity and gas by certain customers in the commercial and industrial segments. Certain of our businesses have experienced lower sales volumes, and any of the foregoing circumstances could further adversely affect customer demand or revenues, impact the ability of the Registrants' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could adversely affect the Registrants' businesses, results of operations or financial condition. The continued spread of COVID-19 has also led to disruption and volatility in the financial markets, which could increase the Registrants' costs to fund capital requirements and impact the operating results of our energy trading operations. To the extent that the Registrants' access to the capital markets is adversely affected by COVID-19, the Registrants may need to consider alternative sources of funding for our operations and for working capital, any of which could increase the Registrants' cost of capital. The extent to which COVID-19 may impact the Registrants' liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and related variants, vaccine distribution and other actions taken to contain it or treat its impact, and the extent to which normal economic and operating conditions can resume, among others. Our business continuity plans and insurance coverage may be insufficient to mitigate these adverse impacts to our business. In addition, the Registrants’ may be required to suspend shut offs for certain customers which may adversely impact the Registrants’ collections process and have a negative impact on our results of operations, financial condition, and liquidity.

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

The proposed spin-off of DTE Midstream (the "Proposed Spin-off") may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits. The Proposed Spin-off, if completed, may also present additional risk to DTE Energy. The Proposed Spin-off is subject to conditions, including, without limitation, final DTE Energy Board of Directors approval. Unanticipated developments or changes in market conditions may delay the Proposed Spin-off, and the Proposed Spin-off may not occur on the currently contemplated timeline or at all. DTE Energy cannot predict with certainty when the benefits expected from the Proposed Spin-off will occur or the extent to which they will be achieved, if at all. Furthermore, there are various uncertainties and risks relating to the process of the Proposed Spin-off that could have a negative impact on our financial condition, results of operations, and cash flows, including disruption of our operations and impairment of our relationship with regulators, key personnel, customers, and vendors. If the Proposed Spin-off is successfully completed, DTE Energy will face new and unique risks, including having fewer assets, reduced financial resources and less diversification of revenue sources, which may adversely impact DTE Energy's financial condition, results of operations, and cash flows. In addition, the changes in our operational and financial profile may not meet some or all of our shareholders' investment strategies, which could cause investors to sell their DTE Energy shares and otherwise decrease demand for shares of DTE Energy common stock. Excess selling will cause the relative market price of DTE Energy common stock to decrease, and the market price of DTE Energy common stock may be subject to greater volatility following the completion of the Proposed Spin-off.
While DTE Energy does not expect its credit ratings from Standard & Poor's Rating Service, Moody's Investor Service, and Fitch Ratings Inc. to drop below investment grade as a result of completing the Proposed Spin-off, there is no assurance that we will continue to maintain such investment grade credit ratings in the future. If a rating agency were to downgrade our rating below investment grade, our borrowing costs would increase and our funding sources could decrease. In addition, a failure by us to maintain an investment grade rating could affect our business relationships with suppliers and operating partners.
The distribution of shares of the new midstream company ("DT Midstream") to DTE Energy shareholders in the Proposed Spin-off is expected to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. However, if the IRS determined on audit that the distribution is taxable, both DTE Energy and our shareholders could incur significant U.S. federal income tax liabilities.
Following the Proposed Spin-off, the management and directors each of DTE Energy and DT Midstream may own common stock in both companies and Robert Skaggs, Jr., who will be a member of DT Midstream's Board, also serves on DTE Energy's Board and may be required to recuse himself from deliberations relating to arrangements between DTE Energy and DT Midstream in the future. This ownership and directorship overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other company. Potential conflicts of interest may also arise out of any commercial arrangements that DTE Energy and DT Midstream may enter into in the future.

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For more information on legal proceedings and matters related to the Registrants, see Notes 10 and 19 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies," respectively.
For environmental proceedings in which the government is a party, the Registrants have included disclosures if any sanctions of $1 million or greater are expected.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DTE Energy common stock is listed under the ticker symbol "DTE" on the New York Stock Exchange, which is the principal market for such stock.
At December 31, 2020, there were 193,770,617 shares of DTE Energy common stock outstanding. These shares were held by a total of 47,485 shareholders of record.
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
See the following table for information as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	—	$—	1,393,916
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2020:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2020 — 10/31/2020	11,165	$130.43	—	—	—
11/01/2020 — 11/30/2020	791	$120.57	—	—	—
12/01/2020 — 12/31/2020	686	$125.02	—	—	—
Total	12,642		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2016	2017	2018	2019	2020
DTE Energy Company	26.93	14.59	4.19	21.36	(2.90)
S&P 500 Index	11.95	21.82	(4.39)	31.48	18.39
S&P 500 Multi-Utilities Index	18.56	12.09	1.77	24.36	(5.87)

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2015	2016	2017	2018	2019	2020
DTE Energy Company	100.00	126.93	145.44	151.54	183.91	178.57
S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96
S&P 500 Multi-Utilities Index	100.00	118.56	132.89	135.24	168.18	158.31

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
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

	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
Operating Revenues	$12,177	$12,669	$14,212	$12,607	$10,630
Net Income Attributable to DTE Energy Company(a)	$1,368	$1,169	$1,120	$1,134	$868
Diluted Earnings Per Common Share	$7.08	$6.31	$6.17	$6.32	$4.83
Financial Information
Dividends declared per share of common stock	$4.12	$3.85	$3.60	$3.36	$3.06
Total Assets(b)	$45,496	$42,268	$36,288	$33,767	$32,041
Long-Term Debt(c)	$19,001	$15,935	$12,134	$12,185	$11,269
Total DTE Energy Company Equity	$12,425	$11,672	$10,237	$9,512	$9,011
_______________________________________
(a)The 2017 results include a $105 million net income tax benefit related to the enactment of the TCJA.
(b)The 2019 increase includes $2.8 billion of Blue Union and LEAP assets acquired in December 2019. Refer to Note 4 to the Consolidated Financial Statements in Item 8 of this Report, “Acquisitions and Dispositions,” for additional information.
(c)Long-Term Debt includes Finance lease obligations and excludes debt due within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2020 Operating Revenues of approximately $12.2 billion and Total Assets of approximately $45.5 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates three energy-related non-utility segments with operations throughout the United States.
The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2020	2019	2018
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$1,368	$1,169	$1,120
Diluted Earnings per Common Share	$7.08	$6.31	$6.17
The increase in 2020 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric, Gas Storage and Pipelines, and Corporate and Other segments, partially offset by lower earnings in the Energy Trading segment. The increase in 2019 Net Income Attributable to DTE Energy Company was due to higher earnings in the Electric, Gas, Energy Trading, and Corporate and Other segments, partially offset by lower earnings in the Gas Storage and Pipelines and Power and Industrial Projects segments.

COVID-19 Pandemic
During the first quarter of 2020, the COVID-19 pandemic began impacting Michigan and other service territories throughout the United States in which the Registrants operate. DTE Energy took certain safety precautions including directing employees to work remotely whenever possible and pausing all non-critical business activities. The spread of COVID-19 and efforts to contain the virus resulted in closures and reduced operations of businesses, governmental agencies, and other institutions. Beginning in May 2020, DTE Energy resumed business activities that had been temporarily suspended. Local businesses and other institutions also resumed operations as new cases of COVID-19 began to decline and government restrictions were reduced.
Impacts from the COVID-19 pandemic have included a reduction in sales volumes from commercial and industrial customers and an increase in sales volumes from residential customers within the Electric segment. COVID-19 has also impacted the Power and Industrial Projects segment, contributing to lower production in the REF business and lower demand in the Steel business.
Operation and maintenance expense has been impacted by COVID-19, primarily in the Electric segment, due to higher costs for personal protective equipment and other health and safety-related costs, including shift premiums and related expenses associated with the sequestration of certain employees critical to continued operations. The Registrants implemented certain cost savings initiatives to offset some of these impacts, to the extent they did not affect safety or reliability of service. To date, impacts from the COVID-19 pandemic have not had a material effect on the Registrants' uncollectible expense or capital spend.
In addition, the CARES Act was signed into law in March 2020 to assist individuals and employers with the impacts of the COVID-19 pandemic. This legislation resulted in various tax impacts to the Registrants. Refer to Note 11 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes," for additional information.
Please see detailed explanations of segment performance in the "Results of Operations" section below, including impacts from the COVID-19 pandemic where applicable. Also refer to the "Capital Resources and Liquidity" section for information on the impact of COVID-19 on the Registrants' liquidity and cost of capital.
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
DTE Energy is committed to reduce the carbon emissions of its electric utility operations by 32% by 2023, 50% by 2030, and 80% by 2040 from 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric utility, gas utility, and DTE Midstream operations. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
DTE Energy has significant investments in non-utility businesses. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile. DTE Energy expects growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments. These opportunities would be limited to Power and Industrial Projects if DTE Energy completes the planned spin-off of the DTE Midstream business and shifts its strategy to a predominantly pure-play utility, as discussed in the "Outlook" section below.

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
DTE Electric's capital investments over the 2021-2025 period are estimated at $14 billion, comprised of $5 billion for capital replacements and other projects, $7 billion for distribution infrastructure, and $2 billion for renewable generation. DTE Electric has retired five coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining twelve coal-fired generating units. River Rouge's final unit will retire in 2021 and five additional coal-fired generating units at Trenton Channel and St. Clair will be retired in 2022. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy waste reduction, demand response, and natural gas fueled generation.
DTE Gas' capital investments over the 2021-2025 period are estimated at $3 billion, comprised of $1.4 billion for base infrastructure and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2021-2025 period are estimated at $1.2 billion to $1.7 billion for gathering and pipeline investments and expansions. Power and Industrial Projects' capital investments over the 2021-2025 period are estimated at $1 billion to $1.4 billion for industrial energy services and renewable energy projects.
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
In addition, on October 27, 2020, DTE Energy announced its intention to spin-off the DTE Midstream business, reflecting a shift in strategy to a predominantly pure-play utility. DTE Energy expects to complete the separation by mid-year 2021, subject to final approval by its Board of Directors and satisfaction of other conditions. If the spin-off transaction is completed, it would result in a reduction to DTE Energy's earnings and cash flows. However, DTE Energy would remain well-positioned for long-term growth and focused on the key objectives noted above. DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial, and risk criteria.
COVID-19 Pandemic
DTE Energy will continue to monitor the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on the operating costs, customer demand, and recoverability of assets in our business segments that could materially impact the Registrants' financial results.
DTE Energy expects reduced electric demand from commercial and industrial customers and increased demand from residential customers to continue as long as businesses maintain more remote operations. Operation and maintenance expenses will also continue to be impacted in the near term by the need for personal protective equipment and other safety-related costs.
DTE Energy will continue to review the allowance for doubtful accounts for any additional risk related to COVID-19 and will monitor any potential challenges to demand in the Power and Industrial Projects segment. DTE Energy will also continue to monitor and evaluate the impact of any regulatory and legislative activities related to the COVID-19 pandemic. Refer to Note 10 to the Consolidated Financial Statements, "Regulatory Matters," for further information on current regulatory issues.
The Registrants cannot predict the ultimate impact of these factors to our Consolidated Financial Statements as future developments involving COVID-19 and related impacts on economic and operating conditions are highly uncertain. For further discussion of these uncertainties, refer to "Risk Factors" in Item 1A. of this Report.
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

	2020	2019	2018
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$777	$714	$664
Gas	186	185	150
Gas Storage and Pipelines	315	204	235
Power and Industrial Projects	134	133	161
Energy Trading	36	49	39
Corporate and Other	(80)	(116)	(129)
Net Income Attributable to DTE Energy Company	$1,368	$1,169	$1,120

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.

The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	2020	2019	2018
	(In millions)
Operating Revenues — Utility operations	$5,506	$5,224	$5,298
Fuel and purchased power — utility	1,386	1,387	1,552
Utility Margin	4,120	3,837	3,746
Operating Revenues — Non-utility operations	14	5	—
Operation and maintenance	1,489	1,434	1,437
Depreciation and amortization	1,057	949	836
Taxes other than income	297	311	307
Asset (gains) losses and impairments, net	41	13	(1)
Operating Income	1,250	1,135	1,167
Other (Income) and Deductions	365	284	310
Income Tax Expense	108	137	193
Net Income Attributable to DTE Energy Company	$777	$714	$664
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
Utility Margin increased $283 million in 2020 and $91 million in 2019. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2020	2019
	(In millions)
Implementation of new rates	$215	$183
Base sales / rate mix	52	(23)
Regulatory mechanism — RPS	19	27
Regulatory mechanism — EWR	18	(1)
Weather	8	(109)
Regulatory mechanism — TRM	(12)	(11)
COVID-19 voluntary refund	(30)	—
Other regulatory mechanisms and other	13	25
Increase in Utility Margin	$283	$91

	2020	2019	2018
	(In thousands of MWh)
DTE Electric Sales
Residential	16,315	15,066	15,959
Commercial	15,648	16,955	17,282
Industrial	8,446	9,826	10,324
Other	220	226	221
	40,629	42,073	43,786
Interconnection sales(a)	1,808	3,046	2,796
Total DTE Electric Sales	42,437	45,119	46,582

DTE Electric Deliveries
Retail and wholesale	40,629	42,073	43,786
Electric retail access, including self-generators(b)	3,746	4,550	4,737
Total DTE Electric Sales and Deliveries	44,375	46,623	48,523
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric sales volumes decreased in 2020 primarily due to the impact of the COVID-19 pandemic on customers. Sales volumes decreased for commercial and industrial customers, partially offset by an increase in residential sales. The net decrease to DTE Electric sales volumes was also partially offset by slightly favorable weather in 2020 compared to 2019.
Operating Revenues — Non-utility operations increased $9 million in 2020 and $5 million in 2019. The increase in both periods was due to renewable energy projects acquired by DTE Sustainable Generation in September 2019 and January 2020.
Operation and maintenance expense increased $55 million in 2020 and decreased $3 million in 2019. The increase in 2020 was primarily due to COVID-19 related expenses of $50 million associated with the health and safety of employees, higher benefits expense of $15 million, higher EWR program expense of $11 million, higher RPS program expense of $9 million, and an $11 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system. These increases were partially offset by lower generation expense of $25 million and lower distribution expense of $12 million.
The decrease in 2019 was primarily due to lower uncollectible expense of $19 million, an $11 million deferral of expenses previously accrued for a new customer billing system, and decreased generation expense of $3 million. These decreases were partially offset by higher tree trim expense of $20 million (tree trim expenses increased by $63 million but were offset by amounts deferred to a regulatory asset of $43 million) and higher RPS program expense of $11 million.
Depreciation and amortization expense increased $108 million in 2020 and $113 million in 2019. In 2020, the increase was primarily due to a $108 million increase resulting from a higher depreciable base and change in depreciation rates effective May 2019 and a $10 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $11 million associated with the TRM. In 2019, the increase was primarily due to a $126 million increase resulting from a higher depreciable base and change in depreciation rates effective May 2019 and a $4 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $17 million associated with the TRM.
Taxes other than income decreased $14 million in 2020 and increased $4 million in 2019. In 2020, the decrease was primarily due to lower property taxes of $9 million as a result of a property tax settlement and lower payroll taxes of $3 million, which was primarily attributable to employee retention credits recognized pursuant to the CARES Act. In 2019, the increase was primarily due to a $2 million tax reserve released in 2018, higher property taxes of $1 million, and a $1 million increase resulting from new non-utility assets at DTE Sustainable Generation.
Asset (gains) losses and impairments, net increased $28 million in 2020 and $14 million in 2019. The increase in 2020 was primarily due to a $41 million write-off of capital expenditures related to incentive compensation, which were disallowed in the May 8, 2020 rate order from the MPSC, compared to losses of $13 million in 2019. The increase in 2019 was primarily due to previously recorded capital expenditures of $13 million that were disallowed in the May 2, 2019 rate order.

Other (Income) and Deductions increased $81 million in 2020 and decreased $26 million in 2019. The increase in 2020 was primarily due to a change in investment earnings (loss of $3 million in 2020 compared to a gain of $37 million in 2019), $30 million of contributions to the DTE Energy Foundation and other not-for-profit organizations, and $22 million of higher interest expense. These increases were partially offset by a 2019 accrual of $6 million associated with an environmental-related settlement. The decrease in 2019 was primarily due to a change in investment earnings (gain of $37 million in 2019 compared to a loss of $11 million in 2018) and lower non-operating retirement benefits expense of $12 million, partially offset by higher interest expense of $32 million.
Income Tax Expense decreased $29 million in 2020 and $56 million in 2019. The decrease in 2020 was primarily due to higher amortization of the TCJA regulatory liability and higher production tax credits, partially offset by higher earnings. The decrease in 2019 was primarily due to TCJA regulatory liability amortization of $35 million and higher production tax credits.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	2020	2019	2018
	(In millions)
Operating Revenues — Utility operations	$1,414	$1,482	$1,436
Cost of gas — utility	356	427	446
Utility Margin	1,058	1,055	990
Operation and maintenance	496	515	502
Depreciation and amortization	157	144	133
Taxes other than income	84	80	73
Asset (gains) losses and impairments, net	14	—	—
Operating Income	307	316	282
Other (Income) and Deductions	73	69	65
Income Tax Expense	48	62	67
Net Income Attributable to DTE Energy Company	$186	$185	$150
Utility Margin increased $3 million in 2020 and $65 million in 2019. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	2020	2019
	(In millions)
Implementation of new rates	$32	$32
Infrastructure recovery mechanism	17	3
Regulatory mechanism — EWR	9	2
Midstream storage and transportation revenues	4	20
TCJA rate reduction liability	(9)	—
Weather	(46)	8
Other regulatory mechanisms and other	(4)	—
Increase in Utility Margin	$3	$65

	2020	2019	2018
	(In Bcf)
Gas Markets
Gas sales	126	139	135
End-user transportation	180	185	187
	306	324	322
Intermediate transportation	477	497	329
Total Gas sales	783	821	651
Sales changes are primarily due to more unfavorable weather in 2020 compared to 2019 and more favorable weather in 2019 compared to 2018. Intermediate transportation volumes fluctuate based on available market opportunities.
Operation and maintenance expense decreased $19 million in 2020 and increased $13 million in 2019. The decrease in 2020 was primarily due to lower gas operations expense of $36 million, partially offset by higher EWR program expenses of $7 million, higher corporate overhead costs of $3 million, and a $6 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system. The increase in 2019 was primarily due to higher gas operations expenses of $22 million, higher customer service costs and related administrative expenses of $7 million, and higher EWR expenses of $2 million, partially offset by decreased uncollectible expense of $14 million and a $6 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system.
Depreciation and amortization expense increased $13 million in 2020 and $11 million in 2019. The increase in 2020 was primarily due to a higher depreciable base and change in depreciation rates effective October 2020. The increase in 2019 was primarily due to a higher depreciable base.
Taxes other than income increased $4 million in 2020 and $7 million in 2019. The 2020 increase was primarily due to higher property taxes of $8 million, partially offset by lower payroll taxes of $3 million, which was primarily attributable to employee retention credits recognized pursuant to the CARES Act. The 2019 increase was primarily due to higher property taxes.
Asset (gains) losses and impairments, net increased $14 million in 2020 primarily due to the write-off of capital expenditures related to incentive compensation, which were disallowed in the July 17, 2020 rate case settlement.
Other (Income) and Deductions increased $4 million in 2020 and $4 million in 2019. The increase in 2020 was primarily due to lower investments earnings of $2 million and higher interest expense of $2 million. The increase in 2019 was primarily due to higher interest expense of $8 million, partially offset by lower contributions to the DTE Energy Foundation and other not-for-profit organizations of $6 million.
Income Tax Expense decreased $14 million in 2020 and $5 million in 2019. The decrease in 2020 was primarily due to higher amortization of the TCJA regulatory liability and lower earnings. The decrease in 2019 was primarily due to the absence of a $10 million TCJA expense recorded in 2018, partially offset by higher earnings.

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
DTE Gas filed a rate case with the MPSC on February 12, 2021 requesting an increase in base rates of $195 million based on a projected twelve-month period ending December 31, 2022. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses. The rate filing also requested an increase in return on equity from 9.9% to 10.25% and includes projected changes in sales and working capital. A final MPSC order in this case is expected by December 2021.
DTE Gas is also monitoring the impacts of the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results and outlook are discussed below:

	2020	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$754	$501	$485
Cost of sales — Non-utility	21	18	22
Operation and maintenance	151	120	103
Depreciation and amortization	151	94	82
Taxes other than income	15	8	8
Asset (gains) losses and impairments, net	(2)	1	—
Operating Income	418	260	270
Other (Income) and Deductions	(25)	(34)	(61)
Income Tax Expense	116	74	68
Net Income	327	220	263
Less: Net Income Attributable to Noncontrolling Interests	12	16	28
Net Income Attributable to DTE Energy Company	$315	$204	$235
Operating Revenues — Non-utility operations increased $253 million in 2020 and $16 million in 2019. The increase in 2020 was primarily due to higher pipeline and gathering revenues from the first full year of Blue Union, as well as the LEAP pipeline which was placed in-service during the third quarter 2020. These increases were partially offset by lower physical sales of gas from AGS customers and lower storage revenues. The 2019 increase was primarily due to one month of activity for Blue Union in December 2019 and the first full year of Birdsboro Pipeline operations.
Cost of sales — Non-utility increased $3 million in 2020 and decreased $4 million in 2019. The increase in 2020 was primarily due to the first full year of Blue Union, partially offset by lower physical purchases of gas from AGS customers. The decrease in 2019 was driven primarily by lower physical purchases of gas from AGS customers.
Operation and maintenance expense increased $31 million in 2020 and $17 million in 2019. The 2020 increase was primarily due to the first full year of Blue Union and transaction costs related to the planned spin-off of DTE Midstream, partially offset by cost savings initiatives. The 2019 increase was primarily due to transaction costs associated with the Blue Union and LEAP acquisition and higher labor-related expenses.
Depreciation and amortization expense increased $57 million in 2020 and $12 million in 2019. The 2020 increase was primarily due to the first full year of Blue Union. The 2019 increase was primarily due to additional pipeline and gathering assets placed into service during the year.

Taxes other than income increased $7 million in 2020 primarily related to property taxes incurred during the first full year of Blue Union.
Other (Income) and Deductions decreased $9 million in 2020 and $27 million in 2019. The 2020 decrease was primarily due to interest expense related to the Blue Union acquisition, partially offset by a post-acquisition settlement of $20 million and higher earnings from pipeline investments. The 2019 decrease was primarily due to lower earnings from pipeline investments and higher interest expense.
Income Tax Expense increased $42 million in 2020 and $6 million in 2019. The 2020 increase was primarily due to higher earnings. The 2019 increase was primarily due to tax impacts from placing the NEXUS pipeline in-service in late 2018, partially offset by lower earnings.
Net Income Attributable to Noncontrolling Interests decreased $4 million in 2020 and $12 million in 2019. The decrease in both periods was primarily due to the May 2019 purchase of an additional 30% ownership interest in SGG.
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
On October 27, 2020, DTE Energy announced that its Board of Directors has authorized management to pursue a plan to spin-off the DTE Midstream business. DTE Energy expects to complete the separation by mid-year 2021, subject to final approval by its Board of Directors and satisfaction of other conditions.
Refer to Note 4 to the Consolidated Financial Statements in Item 8 of this Report, “Acquisitions and Dispositions,” for additional information.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results and outlook are discussed below:

	2020	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$1,224	$1,560	$2,204
Fuel, purchased power, and gas — non-utility	901	1,220	1,888
Non-utility Margin	323	340	316
Operation and maintenance	294	328	363
Depreciation and amortization	72	69	67
Taxes other than income	10	11	12
Asset (gains) losses and impairments, net	(18)	1	27
Operating Loss	(35)	(69)	(153)
Other (Income) and Deductions	(120)	(126)	(89)
Income Taxes
Expense (Benefit)	26	20	(7)
Production Tax Credits	(66)	(83)	(188)
	(40)	(63)	(195)
Net Income	125	120	131
Less: Net Loss Attributable to Noncontrolling Interests	(9)	(13)	(30)
Net Income Attributable to DTE Energy Company	$134	$133	$161

Operating Revenues — Non-utility operations decreased $336 million in 2020 and $644 million in 2019. The changes are due to the following:

2020
(In millions)
Lower production and sale of membership interests in the REF business	$(234)
Lower demand in the Steel business	(142)
Expired contracts in the Renewables business	(21)
New projects and higher production in the Renewables business	30
New projects in the On-site business	31
$(336)

2019
(In millions)
Sale of membership interests and project terminations in the REF business	$(645)
Expired contract in the Renewables business	(17)
Higher prices in the Steel business	24
Other	(6)
$(644)
Non-utility Margin decreased $17 million in 2020 and increased $24 million in 2019. The changes are due to the following:

2020
(In millions)
Lower demand in the Steel business	$(50)
Expired contracts in the Renewables business	(18)
New projects in the On-site business	22
New projects and higher production in the Renewables business	27
Other	2
$(17)

2019
(In millions)
Sale of membership interests and project terminations in the REF business	$22
Higher prices in the Steel business	19
Expired contract in the Renewables business	(18)
Other	1
$24
Operation and maintenance expense decreased $34 million in 2020 and $35 million in 2019. The 2020 decrease was primarily due to $46 million of lower maintenance spending associated with lower production and terminated contracts, partially offset by $12 million of costs associated with new projects. The 2019 decrease was primarily due to $33 million associated with the sale of membership interests in the REF business and $9 million of lower spend in the Renewables business primarily due to an expired contract, partially offset by $7 million of higher maintenance spend in the Steel business.
Asset (gains) losses and impairments, net increased $19 million in 2020 from the net loss of $1 million in 2019, and increased by $26 million in 2019 from the net loss of $27 million in 2018. The 2020 increase was primarily due to $11 million in the Steel business for an asset sale and the write-off of environmental liabilities upon completing site remediation, $4 million for the sale of assets in the On-site business, and $2 million for the divestiture of a project in the Renewables business.
The 2019 increase was primarily due to higher losses incurred in 2018, including a $15 million liability adjustment related to contingent consideration and an $8 million asset write-off in the Renewables business in anticipation of a contract ending in 2020.

Other (Income) and Deductions decreased $6 million in 2020 and increased $37 million in 2019. The 2020 decrease was primarily due to a $22 million settlement charge associated with a qualified pension plan in the Steel business and a change in insurance proceeds in the REF and Renewables businesses ($7 million received in 2019). This decrease was partially offset by $12 million of higher interest income associated with lease transactions in the On-site business and $11 million of profit recognized from the sale of membership interests in the REF business. The 2019 increase was primarily due to the sale of membership interests in the REF business and higher equity earnings at various projects.
Income Taxes — Production Tax Credits decreased by $17 million in 2020 and $105 million in 2019. The decrease in both periods was primarily due to the sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased by $4 million in 2020 and $17 million in 2019. The 2020 decrease was primarily due to lower production in the REF business. The 2019 decrease was primarily due to the sale of membership interests in the REF business.
Outlook — Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase-out at the end of 2021. Beginning in 2022, Power and Industrial Projects expects decreases in Other Income and Production Tax Credits that will cause a corresponding reduction to Net Income as REF facilities will cease operations. Over the long-term, Power and Industrial Projects expects that growth in industrial energy services projects and renewable energy projects will offset the decreases to Net Income caused by the REF phase-out.
Power and Industrial Projects is also monitoring all other impacts from the COVID-19 pandemic on future operations and financial results. Refer to the "Executive Overview" and "Outlook" sections above for DTE Energy's consideration of COVID-19 impacts on our business segments.

ENERGY TRADING
Energy Trading focuses on physical and financial power, natural gas and environmental marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, environmental and related services, which may include the management of associated storage and transportation contracts on the customers' behalf and the supply or purchase of environmental attributes to various customers. Energy Trading results and outlook are discussed below:

	2020	2019	2018
	(In millions)
Operating Revenues — Non-utility operations	$3,863	$4,610	$5,557
Purchased power and gas — non-utility	3,725	4,455	5,417
Non-utility Margin	138	155	140
Operation and maintenance	77	75	75
Depreciation and amortization	5	6	5
Taxes other than income	4	4	5
Operating Income	52	70	55
Other (Income) and Deductions	4	4	3
Income Tax Expense	12	17	13
Net Income Attributable to DTE Energy Company	$36	$49	$39
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility were impacted by a decrease in gas prices for the years ended December 31, 2020 and 2019, primarily in the gas structured strategy.

Non-utility Margin decreased $17 million in 2020 and increased $15 million in 2019. The change in both periods was primarily due to timing from the unrealized and realized margins presented in the following tables:

2020
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured, environmental trading, and power full requirements strategies	$83
Unfavorable results, primarily in gas transportation and gas full requirements strategies(b)	(58)
25
Realized Margins(a)
Favorable results, primarily in power full requirements, gas trading, and gas storage strategies	21
Unfavorable results, primarily in environmental trading, power trading, gas structured, and gas transportation strategies(c)	(63)
(42)
Decrease in Non-utility Margin	$(17)
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
(c)Amount includes $10 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

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
(b)Amount includes $87 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $61 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The 2020 net loss of $80 million represents a decrease of $36 million from the 2019 net loss of $116 million. This decrease was primarily due a tax adjustment recorded in 2020 pursuant to the CARES Act, which allowed the carryback of net operating losses five years for tax years 2018 through 2020. This enabled DTE Energy to carryback 2018 net operating losses to 2013 and resulted in a $34 million reduction to Income Tax Expense. Refer to Note 11 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes", for additional information regarding the CARES Act and related impacts.
The 2019 net loss of $116 million represents a decrease of $13 million from the 2018 net loss of $129 million. This decrease was primarily due to lower state income taxes and decreased contributions to not-for-profit organizations, partially offset by higher interest expense and impairment of an equity method investment.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2021 will be approximately $3.0 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2021 of approximately $4.2 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer to the "Capital Investments" section above for additional information on DTE Energy's capital strategy and estimated spend over the next five years. Any capital commitments are also included in the disclosure of Purchase Commitments within Note 19 to the Consolidated Financial Statements, "Commitments and Contingencies."

	2020	2019	2018
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$93	$76	$89
Net cash from operating activities	3,697	2,649	2,680
Net cash used for investing activities	(4,070)	(5,732)	(3,347)
Net cash from financing activities	796	3,100	654
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	423	17	(13)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$516	$93	$76
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased $1.0 billion in 2020. The increase was primarily due to an increase in Net Income, Depreciation and amortization, and cash from tax refunds and working capital items.
Net cash from operations decreased $31 million in 2019. The reduction was primarily due to a decrease in cash from working capital items, partially offset by an increase in non-cash items, primarily Deferred income taxes and Depreciation and amortization.

The change in working capital items in 2020 was primarily due to an increase in cash related to Accounts receivable, net, Accounts payable, and Other current and noncurrent assets and liabilities, partially offset by a decrease in cash related to Prepaid postretirement benefit costs and Regulatory assets and liabilities. The change in working capital items in 2019 was primarily related to an increase in cash used for Accounts payable and Other current and noncurrent assets and liabilities, partially offset by an increase in cash related to Accounts receivable, net, Accrued pension and postretirement costs, and Regulatory assets and liabilities.
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
Net cash used for investing activities decreased $1.7 billion in 2020 due primarily to a decrease in Acquisitions related to business combinations, net of cash acquired, primarily driven by DTE Energy's acquisition of Blue Union and LEAP in 2019 for net cash of $2.3 billion. The decrease was also due to lower Contributions to equity method investees, partially offset by an increase in Plant and equipment expenditures.
Net cash used for investing activities increased $2.4 billion in 2019 due primarily to the acquisition of Blue Union and LEAP and higher Plant and equipment expenditures, partially offset by lower Contributions to equity method investees.
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
Net cash from financing activities decreased $2.3 billion in 2020. The decrease was primarily due to the issuance of equity units and common stock associated with the acquisition of Blue Union and LEAP in 2019, as well as an increase in cash used for Short-term borrowings, net and the Acquisition related deferred payment in 2020. These decreases were partially offset by higher cash from Issuances of long-term debt, net of issuance costs and lower Purchases of noncontrolling interest, principally SGG.
Net cash from financing activities increased $2.4 billion in 2019. The increase was primarily due to an increase in cash from issuances of long-term debt, equity units, common stock, and short-term borrowings, partially offset by an increase in cash used for Redemptions of long-term debt and Purchases of noncontrolling interests, principally SGG. The increased issuances in 2019 were primarily related to the acquisition of Blue Union and LEAP. For further details, refer to the "Acquisition Financing" section of Note 15 to the Consolidated Financial Statements in Item 8. of this Report, "Long-Term Debt."

Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Non-utility growth is expected from additional investments, primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments. Power and Industrial Projects cash flows are expected to temporarily decrease beginning in 2022 as REF facilities will have ceased operations. Growth from new industrial energy services projects and renewable energy investments are expected to offset these decreases over the long-term.
DTE Energy's intention to spin-off the DTE Midstream business could also reduce cash flows if the separation transaction is completed. However, DTE Energy would still expect higher cash flows from operations over the long-term due to the growth of its utilities and other non-utility operations. DTE Energy will continue to assess the impact of the potential spin-off transaction on its cash flows, including any financing activity related to the separation of DTE Midstream.
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
DTE Energy has $469 million in long-term debt, including finance leases, maturing in the next twelve months. The repayment of the debt is expected to be made through internally generated funds or the issuance of new long-term debt.
DTE Energy has approximately $3.1 billion of available liquidity at December 31, 2020, consisting of cash and amounts available under unsecured revolving credit agreements.
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue equity up to $200 million in 2021. If issued, DTE Energy anticipates up to $100 million of these equity issuances will be made through contributions to the qualified pension plans at DTE Electric. DTE Energy does not anticipate making any contributions to its other postretirement benefit plans in 2021. Any additional equity issuances are expected to be made through the dividend reinvestment plan and other employee benefit plans.
To finance the acquisition of midstream natural gas assets in December 2019, DTE Energy issued equity units that will result in the issuance of common stock in November 2022. This transaction is not expected to impact DTE Energy's cash flows. Future cash flow impacts will relate primarily to the payment of DTE Energy's remaining stock purchase liability associated with the equity units. Refer to Note 15 to the Consolidated Financial Statements, "Long-Term Debt," for additional information. Over the long-term, DTE Energy does not have any other equity commitments and will continue to evaluate equity needs on an annual basis in consideration of economic and financial market conditions.
DTE Energy has paid quarterly cash dividends for more than 100 consecutive years and expects to continue paying regular cash dividends in the future, including approximately $0.8 billion in 2021. Any payment of future dividends is subject to approval by the Board of Directors and may depend on DTE Energy's future earnings, capital requirements, and financial condition. Over the long-term, DTE Energy expects continued dividend growth and is targeting a payout ratio consistent with pure-play utility companies.
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $428 million.

DTE Energy is actively monitoring the impact of the COVID-19 pandemic on capital markets and any related effects to our cost of capital. During 2020, concerns over the pandemic led to an impact in liquidity in the commercial paper market and increases to related borrowing costs. Despite these impacts, the Registrants have maintained adequate liquidity due to the availability of committed credit facilities, and by raising additional liquidity through term loans and the public issuance of debt, while paying off maturing commercial paper.
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

Contractual Obligations
The following table details DTE Energy's, including DTE Electric's, contractual obligations for debt redemptions, leases, purchase obligations, and other long-term obligations as of December 31, 2020:

	Total	2021	2022-2023	2024-2025	2026 and Thereafter
	(In millions)
Long-term debt:
Mortgage bonds, notes, and other(a)	$18,393	$462	$4,643	$2,645	$10,643
Junior subordinated debentures(b)	1,210	—	—	—	1,210
Finance lease obligations	34	8	16	3	7
Interest	11,655	682	1,251	1,029	8,693
Stock purchase contract(c)	104	52	52	—	—
Operating leases	172	37	53	21	61
Electric, gas, fuel, transportation, and storage purchase obligations(d)	5,144	2,048	1,663	661	772
Long-term DTE Electric renewable energy power purchase agreements(e)(f)	1,291	81	180	186	844
Other purchase obligations	1,060	869	103	70	18
Total obligations(g)(h)	$39,063	$4,239	$7,961	$4,615	$22,248
_______________________________________
(a)Excludes $25 million of unamortized debt discount and $104 million of unamortized debt issuance costs.
(b)Excludes $35 million of unamortized debt issuance costs.
(c)Includes $3 million of interest.
(d)Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required and $58 million of obligations between DTE Electric and affiliates of DTE Energy.
(e)The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 28% to 100%.
(f)Excludes $51 million of power purchase agreements between DTE Electric and non-utility affiliates of DTE Energy.
(g)Excludes $316 million of other long-term liabilities that do not reflect contractual obligations or for which the timing of payments cannot be reasonably estimated, including $10 million of liabilities for unrecognized tax benefits.
(h)At December 31, 2020, DTE Energy met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for the defined benefit pension plans. DTE Energy may contribute more than the minimum funding requirements for the pension plans and may also make contributions to other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the "Capital Resources and Liquidity" and "Critical Accounting Estimates" sections herein and in Note 21 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."

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
In April 2020, Fitch Ratings downgraded DTE Energy's unsecured debt rating from BBB+ to BBB. The downgrade primarily reflects increased leverage and business risk associated with DTE Energy's acquisition of midstream natural gas assets in December 2019. Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for additional information. The downgrade has not negatively impacted DTE Energy's liquidity or access to the capital markets.
In October 2020, DTE Energy announced its intent to spin-off its Midstream business. We do not expect the separation transaction to negatively impact DTE Energy's credit ratings, liquidity, or access to the capital markets.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2020 and 2019. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
In performing the impairment test, DTE Energy compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, an impairment loss would be recognized. A goodwill impairment loss is measured as the amount by which a reporting unit's carrying value exceeds fair value, not to exceed the carrying amount of goodwill.
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
DTE Energy performed its annual impairment test as of October 1, 2020 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed.

The results of the test and key estimates that were incorporated are as follows as of the October 1, 2020 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Valuation Methodology(b)(c)
	(In millions)
Electric	$1,208	49%	5.0%	DCF and market multiples analysis
Gas	743	47%	5.0%	DCF and market multiples analysis
Gas Storage and Pipelines	472	18%	7.5%	DCF and market multiples analysis
Power and Industrial Projects	26	58%	7.1%	DCF
Energy Trading	17	68%	8.2%	DCF
	$2,466
______________________________________
(a)Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.
(b)Discounted cash flows (DCF) incorporated 2021-2025 projected cash flows plus a calculated terminal value. For each of the reporting units, DTE Energy capitalized the terminal year cash flows at the weighted average costs of capital (WACC) less an assumed long-term growth rate of 2.0%. Management applied equal weighting to the DCF and market multiples analysis, where applicable, to determine the fair value of the respective reporting units.
(c)Due to lack of market comparable information for the Power & Industrial and Energy Trading reporting units, DTE Energy did not perform a market multiples analysis.
Business Combinations
The assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net assets acquired is recognized as goodwill. The fair value of the assets acquired and liabilities assumed are determined based on significant estimates and assumptions, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in future market prices. In some cases, DTE Energy engages independent third-party valuation firms to assist in determining the fair values. Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions and Dispositions."
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
Pension and Other Postretirement Costs
DTE Energy sponsors both funded and unfunded defined benefit pension plans and other postretirement benefit plans for eligible employees of the Registrants. The measurement of the plan obligations and cost of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. When determining the various assumptions that are required, DTE Energy considers historical information as well as future expectations. The benefit costs are affected by, among other things, the actual rate of return on plan assets, the long-term expected return on plan assets, the discount rate applied to benefit obligations, the incidence of mortality, the expected remaining service period of plan participants, level of compensation and rate of compensation increases, employee age, length of service, the anticipated rate of increase of health care costs, benefit plan design changes, and the level of benefits provided to employees and retirees. Pension and other postretirement benefit costs attributed to the segments are included with labor costs and ultimately allocated to projects within the segments, some of which are capitalized.

DTE Energy had pension costs of $148 million in 2020, $112 million in 2019, and $148 million in 2018. Other postretirement benefit credits were $49 million in 2020, $1 million in 2019, and $36 million in 2018. Pension costs and other postretirement benefit credits for 2020 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.10% for the pension plans and 7.20% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2021 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 37% in equity markets, 38% in fixed income markets, including long duration bonds, and 25% invested in other assets. DTE Energy's 2021 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 23% in equity markets, 52% in fixed income markets, and 25% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is lowering its long-term rate of return assumption for the pension plans to 7.00% and lowering the other postretirement plans to 6.70% for 2021. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2021 given their respective asset allocations and DTE's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Favorable asset performance in 2020 resulted in unrecognized net gains. As of December 31, 2020, DTE Energy had $507 million of cumulative gains related to investment performance in prior years that were not yet recognized in the calculation of the MRV of pension assets. For other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 2.57% for the pension and 2.58% for the other postretirement plans at December 31, 2020 compared to 3.28% and 3.29%, respectively, for the pension and other postretirement plans at December 31, 2019.
DTE Energy changed the mortality assumptions as of December 31, 2020 to reflect recent plan experience and the updated base tables and projection scales published by the Society of Actuaries. The mortality assumptions used at December 31, 2020 are the PRI-2012 mortality table projected to 2018 using Scale MP-2019, and projected forward from 2018 using Scale MP-2020 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates that total pension costs will be approximately $136 million in 2021, compared to $148 million in 2020. The 2020 total pension costs included $25 million of one-time settlement charges. Excluding these charges, total pension costs are expected to increase from 2020 to 2021, which is primarily due to a lower discount rate and expected rate of return. The 2021 other postretirement benefit credit is estimated at approximately $39 million compared to $49 million in 2020. The expected decrease in the credit is primarily due to a lower discount rate and expected rate of return.
The health care trend rates for DTE Energy assume 6.75% for pre-65 participants and 7.25% for post-65 participants for 2021, trending down to 4.50% for both pre-65 and post-65 participants in 2033.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.

Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2020 pension costs by approximately $47 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2020 pension costs by approximately $23 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2020 other postretirement credit by approximately $18 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2020 other postretirement credit by approximately $18 million.
The value of the qualified pension and other postretirement benefit plan assets was $7.5 billion at December 31, 2020 and $6.8 billion at December 31, 2019. At December 31, 2020, DTE Energy's qualified pension plans were underfunded by $653 million and its other postretirement benefit plans were overfunded by $153 million. In 2020, the funded status of the pension plans improved as plan sponsor contributions and favorable asset returns were partially offset by a decrease in discount rates. The funded status of the other postretirement benefit plans improved as favorable asset returns and a favorable change in healthcare cost assumptions were partially offset by a decrease in discount rates.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy made contributions to its qualified pension plans of $92 million in 2020 and $150 million in 2019. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $107 million in 2021 and up to $128 million over the next five years. DTE Energy did not make other postretirement benefit plan contributions in 2020 or 2019. DTE Energy does not anticipate making any contributions to its other postretirement plans in 2021 or over the next five years. The planned pension contributions will be made in cash and/or DTE Energy common stock.
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2020 and 2019 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2019	$5
Reclassified to realized upon settlement	92
Changes in fair value recorded to income	(83)
Amounts recorded to unrealized income	9
Changes in fair value recorded in regulatory liabilities	20
Change in collateral	(6)
MTM at December 31, 2020	$28
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2024 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2021	2022	2023	2024 and Beyond	Total Fair Value
	(In millions)
Level 1	$10	$1	$(1)	$—	$10
Level 2	39	—	(5)	(8)	26
Level 3	11	3	—	(16)	(2)
MTM before collateral adjustments	$60	$4	$(6)	$(24)	34
Collateral adjustments					(6)
MTM at December 31, 2020					$28

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
DTE Energy's Gas Storage and Pipelines segment is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible to our pipeline and storage assets. DTE Energy manages its exposure through the use of short, medium, and long-term storage, gathering, and transportation contracts.
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

The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2020:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$222	$—	$222
BBB+ and BBB	214	—	214
BBB-	12	—	12
Total Investment Grade	448	—	448
Non-investment grade(b)	10	—	10
Internally Rated — investment grade(c)	413	(1)	412
Internally Rated — non-investment grade(d)	62	(2)	60
Total	$933	$(3)	$930
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
(d)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 4% of the total gross credit exposure.
Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of December 31, 2020, DTE Energy had floating rate debt of $38 million and a floating rate debt-to-total debt ratio of 0.2%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2020 and 2019 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2020	2019	2020	2019	Change in the Fair Value of
	(In millions)
Gas contracts	$23	$6	$(23)	$(6)	Commodity contracts
Power contracts	$5	$4	$(5)	$(5)	Commodity contracts
Environmental contracts	$(7)	$(3)	$5	$3	Commodity contracts
Interest rate risk — DTE Energy	$(651)	$(698)	$671	$724	Long-term debt
Interest rate risk — DTE Electric	$(285)	$(286)	$300	$305	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 14 to the Consolidated Financial Statements in Item 8 of this Report, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2020, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited DTE Energy’s financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 10 to the consolidated financial statements, the Company recorded $4,257 million of regulatory assets and $3,402 million of regulatory liabilities as of December 31, 2020. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
The principal considerations for our determination that performing procedures relating to the Company's accounting for the effects of new, or changes to existing, regulatory matters is a critical audit matter are the significant judgment by management in assessing the potential outcome and resulting accounting implications of new, or changes to existing, regulatory matters; this in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating the appropriateness of management’s assessment and audit evidence obtained related to the assessment.
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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 19, 2021

We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$6,845	$6,638	$6,670
Non-utility operations	5,332	6,031	7,542
	12,177	12,669	14,212

Operating Expenses
Fuel, purchased power, and gas — utility	1,719	1,798	1,981
Fuel, purchased power, gas, and other — non-utility	4,141	5,053	6,630
Operation and maintenance	2,443	2,419	2,451
Depreciation and amortization	1,443	1,263	1,124
Taxes other than income	410	414	405
Asset (gains) losses and impairments, net	35	15	27
	10,191	10,962	12,618
Operating Income	1,986	1,707	1,594

Other (Income) and Deductions
Interest expense	720	641	559
Interest income	(38)	(17)	(12)
Non-operating retirement benefits, net	50	39	37
Other income	(388)	(350)	(333)
Other expenses	104	70	127
	448	383	378
Income Before Income Taxes	1,538	1,324	1,216

Income Tax Expense	167	152	98

Net Income	1,371	1,172	1,118

Less: Net Income (Loss) Attributable to Noncontrolling Interests	3	3	(2)

Net Income Attributable to DTE Energy Company	$1,368	$1,169	$1,120

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$7.09	$6.32	$6.18

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$7.08	$6.31	$6.17

Weighted Average Common Shares Outstanding
Basic	193	185	181
Diluted	193	185	181
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net Income	$1,371	$1,172	$1,118

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $3, $2, and $2, respectively	8	8	8
Net unrealized gains (losses) on derivatives, net of taxes of $1, $(4), and $—, respectively	2	(12)	(1)
Foreign currency translation	1	1	(2)
Other comprehensive income (loss)	11	(3)	5

Comprehensive income	1,382	1,169	1,123
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	3	(2)
Comprehensive Income Attributable to DTE Energy Company	$1,379	$1,166	$1,125
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$514	$93
Restricted cash	2	—
Accounts receivable (less allowance for doubtful accounts of $104 and $91, respectively)
Customer	1,665	1,642
Other	127	245
Inventories
Fuel and gas	335	373
Materials, supplies, and other	381	386
Derivative assets	116	133
Regulatory assets	129	5
Other	229	209
	3,498	3,086
Investments
Nuclear decommissioning trust funds	1,855	1,661
Investments in equity method investees	1,868	1,862
Other	196	265
	3,919	3,788
Property
Property, plant, and equipment	37,997	35,072
Accumulated depreciation and amortization	(10,028)	(9,755)
	27,969	25,317
Other Assets
Goodwill	2,466	2,464
Regulatory assets	4,128	4,171
Intangible assets	2,339	2,393
Notes receivable	280	202
Derivative assets	40	41
Prepaid postretirement costs	561	454
Operating lease right-of-use assets	152	169
Other	144	183
	10,110	10,077
Total Assets	$45,496	$42,268
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,029	$1,076
Accrued interest	158	147
Dividends payable	210	195
Short-term borrowings	38	828
Current portion long-term debt, including finance leases	469	687
Derivative liabilities	68	83
Regulatory liabilities	39	65
Operating lease liabilities	33	33
Acquisition related deferred payment	—	379
Other	647	504
	2,691	3,997
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	17,802	14,778
Junior subordinated debentures	1,175	1,146
Finance lease obligations	24	11
	19,001	15,935
Other Liabilities
Deferred income taxes	2,822	2,315
Regulatory liabilities	3,363	3,264
Asset retirement obligations	2,839	2,672
Unamortized investment tax credit	162	166
Derivative liabilities	60	86
Accrued pension liability	797	808
Accrued postretirement liability	407	385
Nuclear decommissioning	283	249
Operating lease liability	111	127
Other	371	428
	11,215	10,500
Commitments and Contingencies (Notes 10 and 19)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,770,617 and 192,208,533 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	5,406	5,233
Retained earnings	7,156	6,587
Accumulated other comprehensive loss	(137)	(148)
Total DTE Energy Company Equity	12,425	11,672
Noncontrolling interests	164	164
Total Equity	12,589	11,836
Total Liabilities and Equity	$45,496	$42,268
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating Activities	(In millions)
Net Income	$1,371	$1,172	$1,118
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,443	1,263	1,124
Nuclear fuel amortization	37	60	45
Allowance for equity funds used during construction	(25)	(24)	(28)
Deferred income taxes	407	329	114
Equity earnings of equity method investees	(132)	(111)	(132)
Dividends from equity method investees	142	160	74
Asset (gains) losses and impairments, net	47	14	29
Changes in assets and liabilities:
Accounts receivable, net	111	49	(44)
Inventories	45	59	(32)
Prepaid postretirement benefit costs	(107)	(24)	(45)
Accounts payable	—	(288)	146
Accrued pension liability	(11)	(29)	(87)
Accrued postretirement liability	22	—	(61)
Derivative assets and liabilities	(23)	(28)	31
Regulatory assets and liabilities	104	160	15
Other current and noncurrent assets and liabilities	266	(113)	413
Net cash from operating activities	3,697	2,649	2,680
Investing Activities
Plant and equipment expenditures — utility	(3,241)	(2,724)	(2,439)
Plant and equipment expenditures — non-utility	(616)	(273)	(274)
Acquisitions related to business combinations, net of cash acquired	(126)	(2,470)	—
Proceeds from sale of assets	13	—	—
Proceeds from sale of nuclear decommissioning trust fund assets	2,350	788	1,203
Investment in nuclear decommissioning trust funds	(2,350)	(794)	(1,188)
Distributions from equity method investees	24	10	9
Contributions to equity method investees	(37)	(149)	(637)
Notes receivable	(85)	(98)	2
Other	(2)	(22)	(23)
Net cash used for investing activities	(4,070)	(5,732)	(3,347)
Financing Activities
Issuance of long-term debt, net of issuance costs	3,692	2,506	1,432
Redemption of long-term debt	(882)	(821)	(105)
Issuance of equity units, net of issuance costs	—	1,265	—
Short-term borrowings, net	(790)	219	(12)
Issuance of common stock	2	1,023	—
Dividends paid on common stock	(760)	(692)	(620)
Contributions from noncontrolling interests, principally REF entities	36	38	53
Distributions to noncontrolling interests	(39)	(59)	(48)
Purchases of noncontrolling interest, principally SGG	—	(300)	—
Acquisition related deferred payment, excluding accretion	(380)	—	—
Other	(83)	(79)	(46)
Net cash from financing activities	796	3,100	654
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	423	17	(13)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	93	76	89
Cash, Cash Equivalents, and Restricted Cash at End of Period	$516	$93	$76

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$679	$595	$572
Income taxes(a)	$(360)	$18	$(26)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$266	$311	$307
Premium on equity units	$—	$150	$—
_______________________________________
(a)2020 cash received primarily relates to AMT credit and other refunds, of which a portion was accelerated due to and CARES Act. See Note 11 to the Consolidated Financial Statements, "Income Taxes," for additional information.
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	$—
Net Income (Loss)	—	—	1,120	—	(2)	1,118
Dividends declared on common stock ($3.60 per Common Share)	—	—	(653)	—	—	(653)
Issuance of common stock	255	26	—	—	—	26
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net contributions from noncontrolling interests, and other	532	55	(3)	—	4	56
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	1,169	—	3	1,172
Dividends declared on common stock ($3.85 per Common Share)	—	—	(714)	—	—	(714)
Issuance of common stock	8,634	1,014	—	—	—	1,014
Premium on equity units	—	(150)	—	—	—	(150)
Issuance costs of equity units	—	(30)	—	—	—	(30)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	835	57	(5)	—	(22)	30
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	1,368	—	3	1,371
Dividends declared on common stock ($4.12 per Common Share)	—	—	(796)	—	—	(796)
Issuance of common stock	192	22	—	—	—	22
Contribution of common stock to pension plan	694	82	—	—	—	82
Other comprehensive income, net of tax	—	—	—	11	—	11
Stock-based compensation, net distributions to noncontrolling interests, and other	676	69	(3)	—	(3)	63
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2020, DTE Electric's internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 10 to the consolidated financial statements, the Company recorded $3,563 million of regulatory assets and $2,450 million of regulatory liabilities as of December 31, 2020. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

The principal considerations for our determination that performing procedures relating to the Company's accounting for the effects of new, or changes to existing, regulatory matters is a critical audit matter are the significant judgment by management in assessing the potential outcome and resulting accounting implications of new, or changes to existing, regulatory matters; this in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating the appropriateness of management’s assessment and audit evidence obtained related to the assessment.
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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 19, 2021

We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Operating Revenues	$5,506	$5,224	$5,298

Operating Expenses
Fuel and purchased power — utility	1,397	1,390	1,552
Operation and maintenance	1,505	1,452	1,470
Depreciation and amortization	1,043	946	836
Taxes other than income	296	310	307
Asset (gains) losses and impairments, net	41	13	(1)
	4,282	4,111	4,164
Operating Income	1,224	1,113	1,134

Other (Income) and Deductions
Interest expense	331	313	283
Interest income	(2)	(2)	—
Non-operating retirement benefits, net	(1)	(1)	—
Other income	(87)	(107)	(83)
Other expenses	96	56	77
	337	259	277
Income Before Income Taxes	887	854	857

Income Tax Expense	109	138	193

Net Income	$778	$716	$664
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net Income	$778	$716	$664
Other comprehensive income	—	—	—
Comprehensive Income	$778	$716	$664
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$16	$12
Accounts receivable (less allowance for doubtful accounts of $57 and $46, respectively)
Customer	763	729
Affiliates	13	25
Other	62	41
Inventories
Fuel	187	187
Materials and supplies	292	280
Regulatory assets	123	5
Other	71	78
	1,527	1,357
Investments
Nuclear decommissioning trust funds	1,855	1,661
Other	42	38
	1,897	1,699
Property
Property, plant, and equipment	26,171	24,279
Accumulated depreciation and amortization	(7,050)	(6,706)
	19,121	17,573
Other Assets
Regulatory assets	3,440	3,448
Intangible assets	11	15
Prepaid postretirement costs — affiliates	335	266
Operating lease right-of-use assets	75	87
Other	107	143
	3,968	3,959
Total Assets	$26,513	$24,588
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2020	2019
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$62	$59
Other	410	406
Accrued interest	91	84
Current portion long-term debt, including finance leases	468	636
Regulatory liabilities	18	40
Short-term borrowings
Affiliates	101	97
Other	—	354
Operating lease liabilities	11	12
Other	219	155
	1,380	1,843
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	7,774	6,548
Finance lease obligations	13	4
	7,787	6,552
Other Liabilities
Deferred income taxes	2,525	2,355
Regulatory liabilities	2,432	2,546
Asset retirement obligations	2,607	2,447
Unamortized investment tax credit	162	166
Nuclear decommissioning	283	249
Accrued pension liability — affiliates	731	717
Accrued postretirement liability — affiliates	384	367
Operating lease liabilities	56	67
Other	96	84
	9,276	8,998
Commitments and Contingencies (Notes 10 and 19)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	5,447	4,811
Retained earnings	2,623	2,384
Total Shareholder's Equity	8,070	7,195
Total Liabilities and Shareholder's Equity	$26,513	$24,588
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating Activities	(In millions)
Net Income	$778	$716	$664
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,043	946	836
Nuclear fuel amortization	37	60	45
Allowance for equity funds used during construction	(23)	(22)	(19)
Deferred income taxes	89	97	189
Asset (gains) losses and impairments, net	41	13	—
Changes in assets and liabilities:
Accounts receivable, net	(42)	20	33
Inventories	(12)	(17)	15
Prepaid postretirement benefit costs — affiliates	(69)	(77)	(76)
Accounts payable	20	(57)	54
Accrued pension liability — affiliates	14	(1)	(93)
Accrued postretirement liability — affiliates	17	89	(33)
Regulatory assets and liabilities	55	139	4
Other current and noncurrent assets and liabilities	(43)	(197)	101
Net cash from operating activities	1,905	1,709	1,720
Investing Activities
Plant and equipment expenditures	(2,674)	(2,200)	(1,989)
Proceeds from sale of nuclear decommissioning trust fund assets	2,350	788	1,203
Investment in nuclear decommissioning trust funds	(2,350)	(794)	(1,188)
Notes receivable and other	(8)	(21)	(15)
Net cash used for investing activities	(2,682)	(2,227)	(1,989)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,683	643	519
Redemption of long-term debt	(632)	—	—
Capital contribution by parent company	636	180	325
Short-term borrowings, net — affiliate	4	(4)	(15)
Short-term borrowings, net — other	(354)	205	(89)
Dividends paid on common stock	(539)	(494)	(461)
Other	(17)	(18)	(7)
Net cash from financing activities	781	512	272
Net Increase (Decrease) in Cash and Cash Equivalents	4	(6)	3
Cash and Cash Equivalents at Beginning of Period	12	18	15
Cash and Cash Equivalents at End of Period	$16	$12	$18

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$315	$295	$283
Income taxes	$14	$46	$—
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$174	$192	$181
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	664	—	664
Dividends declared on common stock	—	—	—	(461)	—	(461)
Capital contribution by parent company	—	—	325	—	—	325
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$—	$6,793
Net Income	—	—	—	716	—	716
Dividends declared on common stock	—	—	—	(494)	—	(494)
Capital contribution by parent company	—	—	180	—	—	180
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$—	$7,195
Net Income	—	—	—	778	—	778
Dividends declared on common stock	—	—	—	(539)	—	(539)
Capital contribution by parent company	—	—	636	—	—	636
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$—	$8,070
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions and Dispositions	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Goodwill	DTE Energy
Note 7	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 8	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 9	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 10	Regulatory Matters	DTE Energy and DTE Electric
Note 11	Income Taxes	DTE Energy and DTE Electric
Note 12	Earnings Per Share	DTE Energy
Note 13	Fair Value	DTE Energy and DTE Electric
Note 14	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 15	Long-Term Debt	DTE Energy and DTE Electric
Note 16	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 17	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 18	Leases	DTE Energy and DTE Electric
Note 19	Commitments and Contingencies	DTE Energy and DTE Electric
Note 20	Nuclear Operations	DTE Energy and DTE Electric
Note 21	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 22	Stock-Based Compensation	DTE Energy and DTE Electric
Note 23	Segment and Related Information	DTE Energy
Note 24	Related Party Transactions	DTE Energy and DTE Electric
Note 25	Supplementary Quarterly Financial Information (Unaudited)	DTE Energy and DTE Electric

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
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, EGLE, and for DTE Energy, the CFTC and CARB.

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
Principles of Consolidation
The Registrants consolidate all majority-owned subsidiaries and investments in entities in which they have controlling influence. Non-majority owned investments are accounted for using the equity method when the Registrants are able to significantly influence the operating policies of the investee. When the Registrants do not influence the operating policies of an investee, the equity investment is valued at cost minus any impairments, if applicable. These Consolidated Financial Statements also reflect the Registrants' proportionate interests in certain jointly-owned utility plants. The Registrants eliminate all intercompany balances and transactions.
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
DTE Energy currently owns an 85% interest in SGG, which owns and operates midstream natural gas assets. SGG has contracts through which certain construction risk was designed to pass-through to the customers, with DTE Energy retaining operational and customer default risk. SGG is a VIE with DTE Energy as the primary beneficiary.
The Registrants have variable interests in NEXUS, which include DTE Energy's 50% ownership interest and DTE Electric's transportation services contract. NEXUS is a joint venture which owns a 256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS also owns Generation Pipeline, LLC, a 25-mile regulated pipeline system located in northern Ohio, which was acquired in September 2019. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for its ownership interest in NEXUS under the equity method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts, including the transportation services contract with NEXUS. As of December 31, 2020, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2020, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2020 and 2019. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	December 31, 2020			December 31, 2019
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$34	$20	$54	$16	$11	$27
Accounts receivable	8	28	36	8	19	27
Inventories	—	107	107	—	74	74
Property, plant, and equipment, net	402	23	425	410	33	443
Goodwill	25	—	25	25	—	25
Intangible assets	527	—	527	542	—	542
Other current and long-term assets	2	33	35	2	—	2
	$998	$211	$1,209	$1,003	$137	$1,140

LIABILITIES
Accounts payable and accrued current liabilities	$—	$22	$22	$2	$13	$15
Short-term borrowings	—	38	38	—	—	—
Other current and long-term liabilities	7	4	11	7	7	14
	$7	$64	$71	$9	$20	$29
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at December 31, 2020 and 2019.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2020	2019
	(In millions)
Investments in equity method investees	$1,507	$1,503
Notes receivable	$47	$21
Future funding commitments	$26	$63
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above. At December 31, 2020 and 2019, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $80 million and $74 million, respectively. The difference is being amortized over the life of the underlying assets. As of December 31, 2020 and 2019, DTE Energy's consolidated retained earnings balance includes undistributed earnings from equity method investments of $109 million and $129 million, respectively.
DTE Energy equity method investees are described below:

	Investments		% Owned
Segment	2020	2019	2020	2019	Description
	(In millions)
Significant Equity Method Investees
Gas Storage and Pipelines
NEXUS Pipeline	$1,349	$1,345	50%	50%	256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. Also includes Generation Pipeline, a 25-mile pipeline located in northern Ohio
Vector Pipeline	134	131	40%	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers
Millennium Pipeline	208	209	26%	26%	263-mile pipeline serving markets in the Northeast
	1,691	1,685
Other Equity Method Investees
Other Segments	177	177
	$1,868	$1,862
The balances in Other Equity Method Investees are individually insignificant and are primarily from the Power and Industrial Projects segment. These investments are comprised of projects that deliver energy and utility-type products and services to industrial customers, sell electricity from renewable energy projects under long-term power purchase agreements, and produce and sell metallurgical coke.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Summarized balance sheet data is as follows:

	December 31,
	2020	2019
	(In millions)
Current Assets	$351	$374
Non-current assets	$5,235	$5,260
Current Liabilities	$319	$414
Non-current liabilities	$686	$698
Summarized income statement data is as follows:

	December 31,
	2020	2019	2018
	(In millions)
Operating Revenues	$1,227	$1,210	$883
Operating Expenses	$847	$853	$622
Net Income	$395	$313	$365

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and gains from trading securities, primarily from those held in DTE Energy's rabbi trust. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income related to fixed non-refundable cash payments received from investors for which the earnings process is not contingent upon production of refined coal is recognized on a straight-line basis over the non-cancelable contract term as the economic benefit from the ownership of the facility is transferred to investors. Other income related to cash payments that is contingent upon production of refined coal is considered earned and recognized when the contingency regarding the timing and amount of payment is resolved, generally as refined coal is produced and tax credits are generated.
The following is a summary of DTE Energy's Other income:

	2020	2019	2018
	(In millions)
Income from REF entities	$139	$130	$98
Equity earnings of equity method investees	132	111	132
Gains from rabbi trust securities(a)	28	37	6
Contract services	28	29	51
Allowance for equity funds used during construction	25	24	28
Gas Storage and Pipelines post-acquisition settlement	20	—	—
Other	16	19	18
	$388	$350	$333
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of DTE Electric's Other income:

	2020	2019	2018
	(In millions)
Gains from rabbi trust securities allocated from DTE Energy(a)	$28	$37	$6
Contract services	28	32	51
Allowance for equity funds used during construction	23	22	19
Other	8	16	7
	$87	$107	$83
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
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
The Energy Trading segment participates in the energy markets through various ISOs and RTOs. These markets require that Energy Trading submits hourly day-ahead, real-time bids and offers for energy at locations across each region. Energy Trading submits bids in the annual and monthly auction revenue rights and FTR auctions to the RTOs. Energy Trading accounts for these transactions on a net hourly basis for the day-ahead, real-time, and FTR markets. These transactions are related to trading contracts which, if derivatives, are presented on a net basis in Operating Revenues — Non-utility operations, and if non-derivatives, the realized gains and losses for sales are recorded in Operating Revenues — Non-utility operations and purchases are recorded in Fuel, purchased power, gas, and other — non-utility in the DTE Energy Consolidated Statements of Operations.
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the year ended December 31, 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
On January 1, 2019, DTE Energy reclassified $25 million of stranded tax effects resulting from the TCJA from Accumulated other comprehensive income (loss) to Retained Earnings. The reclassification was recorded upon adoption of ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. For the year ended December 31, 2019, reclassifications out of Accumulated other comprehensive income (loss) not relating to the adoption of this standard were not material.
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2020 and 2019:

	Net Unrealized Gain (Loss) on Derivatives	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2018	$(11)	$(102)	$(7)	$(120)
Other comprehensive income (loss) before reclassifications	(14)	(7)	1	(20)
Amounts reclassified from Accumulated other comprehensive income (loss)	2	15	—	17
Net current-period Other comprehensive income (loss)	(12)	8	1	(3)
Implementation of ASU 2018-02	(2)	(23)	—	(25)
Balance, December 31, 2019	$(25)	$(117)	$(6)	$(148)
Other comprehensive income (loss) before reclassifications	(3)	(2)	1	(4)
Amounts reclassified from Accumulated other comprehensive income (loss)	5	10	—	15
Net current-period Other comprehensive income	2	8	1	11
Balance, December 31, 2020	$(23)	$(109)	$(5)	$(137)
______________________________________
(a)All amounts are net of tax, except for Foreign currency translation.
(b)The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 21 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets").
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held in separate bank accounts to satisfy contractual obligations and guarantee performance. Restricted cash designated for payments within one year is classified as a Current Asset.
Financing Receivables
Financing receivables are primarily composed of trade receivables, notes receivable, and unbilled revenue. The Registrant's financing receivables are stated at net realizable value.
DTE Energy unbilled revenues of $944 million and $855 million at December 31, 2020 and 2019, respectively, include $260 million and $263 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2020.

	DTE Energy				DTE Electric
	Year of origination
	2020	2019	2018 and prior	Total	2020 and prior
	(In millions)
Notes receivable
Internal grade 1	$—	$14	$10	$24	$14
Internal grade 2	68	43	6	117	2
Total notes receivable(a)	$68	$57	$16	$141	$16

Net investment in leases
Net investment in leases, internal grade 1	$6	$—	$39	$45	$—
Net investment in leases, internal grade 2	131	—	1	132	—
Total net investment in leases(a)	$137	$—	$40	$177	$—
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
Notes receivable for DTE Energy are primarily comprised of finance lease receivables and loans that are included in Notes Receivable and Other current assets on DTE Energy's Consolidated Statements of Financial Position. Notes receivable for DTE Electric are primarily comprised of loans.
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
DTE Energy has off balance sheet exposure in the form of a revolving credit facility. Refer to Note 19, "Commitments and Contingencies," for additional information. In determining the level of credit reserve needed, DTE considers the likelihood of funding in addition to the other factors noted above. A reserve may be established when it is likely that funding will occur. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to the contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents a roll-forward of the activity for the Registrants' financing receivables credit loss reserves as of December 31, 2020.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020	$87	$4	$91	$46
Current period provision	100	3	103	61
Write-offs charged against allowance	(136)	(4)	(140)	(80)
Recoveries of amounts previously written off	50	—	50	30
Ending reserve balance, December 31, 2020	$101	$3	$104	$57
The Registrants have been monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. For DTE Electric and DTE Gas, the allowance for doubtful accounts has been increased to account for additional risk related to the pandemic. As of December 31, 2020, the impact of these increases has not been material.
In April 2020, the MPSC issued an order in response to the COVID-19 pandemic and authorized the deferral of certain uncollectible expense that is in excess of the amount used to set current rates. As a result of the order, the Registrants began deferring uncollectible expense as Regulatory assets, including $2 million at DTE Gas for the year ended December 31, 2020. For DTE Electric, deferrals recorded throughout the year were reversed and recorded to expense as a result of the MPSC approval of DTE Electric's one-time accounting application in December 2020. Refer to Note 10 to the Consolidated Financial Statements, "Regulatory Matters," for further information.
For DTE Energy, uncollectible expense was $103 million, $111 million, and $140 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is primarily comprised of the current period provision for allowance for doubtful accounts adjusted for regulatory deferrals at DTE Gas.
For DTE Electric, uncollectible expense was $62 million, $65 million, and $85 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is primarily comprised of the current period provision for allowance for doubtful accounts.
There are no material amounts of past due financing receivables for the Registrants as of December 31, 2020.
Inventories
Inventory related to utility and non-utility operations is valued at the lower of cost or net realizable value, where cost is generally valued using average cost.
DTE Gas' natural gas inventory of $40 million as of December 31, 2020 and 2019 is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $62 million and $49 million at December 31, 2020 and 2019, respectively.
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
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2020			December 31, 2019
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Customer relationships	25 to 40 years(a)	$2,252	$(121)	$2,131	$2,252	$(66)	$2,186
Contract intangibles	6 to 26 years	289	(92)	197	268	(76)	192
		2,541	(213)	2,328	2,520	(142)	2,378

DTE Electric renewable energy credits	(b)	8	—	8	15	—	15
DTE Electric zonal resource credits	(c)	3	—	3	—	—	—
DTE Electric Long-term intangible assets		11	—	11	15	—	15

DTE Energy Long-term intangible assets		$2,552	$(213)	$2,339	$2,535	$(142)	$2,393
______________________________________
(a)The useful lives of the customer relationship intangible assets are based on the number of years in which the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts and expected renewal rates based on the estimated volume and production lives of gas resources in the region.
(b)Renewable energy credits are charged to expense, using average cost, as the credits are consumed in the operation of the business.
(c)Zonal resource credits are amortized on a straight-line basis over the period that they are in effect.
The following table summarizes DTE Energy's estimated customer relationship and contract intangible amortization expense expected to be recognized during each year through 2025:

	2021	2022	2023	2024	2025
	(In millions)
Estimated amortization expense	$73	$73	$73	$73	$73
DTE Energy amortizes customer relationship and contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $71 million in 2020, $33 million in 2019, and $27 million in 2018.
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
DTE Energy Foundation
DTE Energy's contributions to the DTE Energy Foundation were $20 million and $22 million for the years ended December 31, 2020 and December 31, 2018, respectively. There were no charitable contributions made to the DTE Energy Foundation for the year ended December 31, 2019. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
5	Revenue
7	Property, Plant, and Equipment
9	Asset Retirement Obligations
10	Regulatory Matters
11	Income Taxes
13	Fair Value
14	Financial and Other Derivative Instruments
18	Leases
21	Retirement Benefits and Trusteed Assets
22	Stock-Based Compensation

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update have replaced the previous incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasts, to develop credit loss estimates. The ASU requires entities to use the new methodology to measure impairment of financial instruments, including accounts receivable, and may result in earlier recognition of credit losses than under previous generally accepted accounting principles. Entities must apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Registrants adopted the standard effective January 1, 2020. The adoption of the ASU did not have an impact on the Registrants' financial position or results of operations. Additional required disclosures have been included in Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies.”
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the amount of goodwill impairment. Under the ASU, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Registrants adopted the ASU effective January 1, 2020. The adoption of the ASU did not have an impact on the Registrants' Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The Registrants adopted the ASU effective January 1, 2020. The Registrants have updated Note 13 to the Consolidated Financial Statements, "Fair Value," to incorporate the disclosure changes required by the ASU.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Registrants adopted the ASU effective January 1, 2020. The Registrants have updated Note 21 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," to incorporate the disclosure changes required by the ASU.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The optional expedients are effective for the modification of existing contracts or new arrangements executed March 12, 2020 through December 31, 2022. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
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
NOTE 4 — ACQUISITIONS AND DISPOSITIONS
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
Electric Segment Acquisition
Effective September 12, 2019, DTE Sustainable Generation closed on the purchase of 89 MW of renewable energy projects located in Michigan from Heritage Sustainable Energy in support of DTE Energy's renewable energy goals. Direct transaction costs primarily related to advisory fees were immaterial and were included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations for the period incurred. The fair value of consideration provided for the acquisition was approximately $175 million, paid in cash.
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
The fair value of the consideration provided for the entities acquired was $2.74 billion and included $2.36 billion paid in cash and an estimated $380 million of contingent consideration to be paid upon completion of the LEAP gathering pipeline. A liability for the contingent consideration payment was recorded upon acquisition and adjusted each period for accretion. Refer to the Acquisition related deferred payment line in the Consolidated Statements of Financial Position for the liability balance for the respective reporting periods. Accretion expense of $5 million and $1 million was recorded for the years ended December 31, 2020 and 2019, respectively. In July 2020, the LEAP gathering pipeline achieved the final milestone of its construction and consideration of $385 million was paid on July 27, 2020 in two equal installments.
The acquisition was financed through the issuance of Equity Units, common stock, and Senior Notes. See Note 15 to the Consolidated Financial Statements, "Long-Term Debt," for more information.
The acquisition was accounted for using the acquisition method of accounting for business combinations. The excess purchase price over the fair value of net assets acquired was classified as goodwill. The factors contributing to the recognition of goodwill were based on various strategic benefits that are expected to be realized from the Blue Union and LEAP acquisition. The acquisition will provide DTE Energy with a platform for midstream growth and access to further investment opportunities in the Haynesville basin. The goodwill is being deducted for income tax purposes.
December 3, 2020 marked the expiration of the one-year period from the acquisition to revise the fair value of assets acquired and liabilities assumed. As a result of purchase accounting adjustments through December 3, 2020, approximately $2 million of additional goodwill was recognized. The purchase price is no longer subject to resolution of any indemnification claims and all cash consideration paid and held in escrow has been released.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The final allocation of the purchase price was based on estimated fair values of the Blue Union and LEAP assets acquired and liabilities assumed at the date of acquisition, December 4, 2019. The components of the final purchase price allocation, inclusive of purchase accounting adjustments, are as follows:

(In millions)
Assets
Cash	$62
Accounts receivable	31
Property, plant, and equipment, net	1,034
Goodwill	173
Customer relationship intangibles	1,473
Other current assets	1
$2,774
Liabilities
Accounts payable	$26
Acquisition related deferred payment	380
Other current liabilities	2
Asset retirement obligations	9
$417
Total cash consideration	$2,357
The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $1.47 billion as of the acquisition date. The fair value of the intangible assets acquired was estimated by applying the income approach. The income approach is based upon discounted projected future cash flows attributable to the existing contracts and agreements. The fair value measurement is based on significant unobservable inputs, including management estimates and assumptions, and thus represents a Level 3 measurement, pursuant to the applicable accounting guidance. Key estimates and inputs include revenue and expense projections and discount rates based on the risks associated with the entities. The intangible assets are amortized on a straight-line basis over a period of 40 years, which is based on the number of years the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts with a weighted average amortization life of 13 years and expected renewal rates, based on the estimated volume and production lives of gas resources in the region. See Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies," for more information.
DTE Energy incurred $18 million of direct transaction costs for the year ended December 31, 2019. These costs were primarily related to advisory fees and included in Operation and maintenance in DTE Energy's 2019 Consolidated Statements of Operations. Additionally, DTE Energy incurred $49 million of issuance costs related to the acquisition financing, of which $10 million were included in Mortgage bonds, notes, and other, and $39 million were included in Common Stock in DTE Energy's Consolidated Statements of Financial Position.
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
DTE Midstream Spin-off
On October 27, 2020, DTE Energy announced that its Board of Directors has authorized management to pursue a plan to spin-off the DTE Midstream business. DTE Energy expects to complete the separation by mid-year 2021, subject to final approval by its Board of Directors, the Form 10 registration statement being declared effective by the Securities and Exchange Commission, regulatory approvals, and satisfaction of other conditions. DTE Energy shareholder approval is not required to effect the separation transaction. Upon closing of the transaction, DTE Energy shareholders will own shares of both DTE Energy and the new midstream company ("DT Midstream"). The planned separation transaction is intended to be a tax-free spin-off for DTE Energy and its shareholders for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 5 — REVENUE
Significant Accounting Policy
Upon the adoption of Topic 606, revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered or the service is provided to the customer. For the years ended December 31, 2020, 2019, and 2018, recognition of revenue for the Registrants subsequent to the adoption of Topic 606 is substantially similar in amount and approach to that prior to adoption.
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
For discussion of derivative contracts, see Note 14 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	2020	2019	2018
	(In millions)
Electric(a)
Residential	$2,825	$2,427	$2,494
Commercial	1,739	1,795	1,794
Industrial	592	659	690
Other(b)	364	348	320
Total Electric operating revenues(c)	$5,520	$5,229	$5,298

Gas
Gas sales	$971	$1,043	$1,055
End User Transportation	218	219	232
Intermediate Transportation	79	78	58
Other(b)	146	142	91
Total Gas operating revenues(d)	$1,414	$1,482	$1,436

Other segment operating revenues
Gas Storage and Pipelines(e)	$754	$501	$485
Power and Industrial Projects(f)	$1,224	$1,560	$2,204
Energy Trading(g)	$3,863	$4,610	$5,557
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $14 million and $5 million of Other revenues related to DTE Sustainable Generation for the years ended December 31, 2020 and 2019, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms.
(c)Includes $26 million, $22 million, and $21 million under Alternative Revenue Programs and $22 million, $19 million, and $20 million of other revenues, which are both outside the scope of Topic 606, for the years ended December 31, 2020, 2019, and 2018, respectively.
(d)Includes $10 million, $8 million, and $2 million under Alternative Revenue Programs and $8 million, $7 million, and $7 million of other revenues, which are both outside the scope of Topic 606, for the years ended December 31, 2020, 2019, and 2018, respectively.
(e)Includes revenues outside the scope of Topic 606 primarily related to $9 million of contracts accounted for as leases for each of the years ended December 31, 2020 and 2019.
(f)Includes revenues outside the scope of Topic 606 primarily related to $99 million, $121 million, and $125 million of contracts accounted for as leases for the years ended December 31, 2020, 2019, and 2018, respectively.
(g)Includes revenues outside the scope of Topic 606 primarily related to $2.7 billion, $3.4 billion, and $4.5 billion of derivatives for the years ended December 31, 2020, 2019, and 2018, respectively.

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
Electric
Electric consists principally of DTE Electric. Electric revenues are primarily comprised of the supply and delivery of electricity, and related capacity. Revenues are primarily associated with cancellable contracts, with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. The Registrants have determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined utilizing approved tariff rates and estimated meter volumes. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class are known. Revenues are typically subject to tariff rates based upon customer class and type of service and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
Gas
Gas consists principally of DTE Gas. Gas revenues are primarily comprised of the supply and delivery of natural gas, and other services including storage, transportation, and appliance maintenance. Revenues are primarily associated with cancellable contracts with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined using both estimated meter volumes and estimated usage based upon the number of unbilled days and historical temperatures. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class and service type are known. Revenues are typically subject to tariff rates or other rates subject to regulatory oversight and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
Gas Storage and Pipelines
Gas Storage and Pipelines revenues generally consist of services related to the gathering, transportation, and storage of natural gas. Contracts are primarily long-term in nature. Revenues, including estimated unbilled amounts, are generally recognized over time based upon services provided or through the passage of time ratably based upon providing a stand-ready service. Unbilled amounts are generally determined using estimated volumes based on preliminary meter data and contracted rates and typically result in minor adjustments in the following reporting period. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Revenues are typically billed and received monthly. Pricing for such revenues may consist of demand rates, commodity rates, transportation rates, and other associated fees. Consideration may consist of both fixed and variable components and may be subject to minimum volume commitments. Generally, uncertainties in the variable consideration components are resolved and revenues are known at the time of recognition.

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
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2020	$75
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	55
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(43)
Ending Balance, December 31, 2020	$87
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2021	$59
2022	7
2023	3
2024	3
2025	7
2026 and thereafter	8
$87
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2021	$285	$8
2022	323	7
2023	263	7
2024	158	7
2025	113	1
2026 and thereafter	501	—
	$1,643	$30

NOTE 6 — GOODWILL
DTE Energy has goodwill resulting from business combinations.
The following is the summary of change in the carrying amount of goodwill for the years ended December 31:

	2020	2019
	(In millions)
Balance as of January 1	$2,464	$2,293
Goodwill attributable to Gas Storage and Pipelines 2019 acquisition of Blue Union and LEAP	2	171
Balance at December 31	$2,466	$2,464

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 7 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2020	2019
Property, plant, and equipment	(In millions)
DTE Electric
Zero carbon generation
Nuclear	$3,295	$3,022
Renewables	1,817	1,362
Fossil and other generation	8,031	7,644
Distribution	10,354	9,715
Other	2,674	2,536
Total DTE Electric	26,171	24,279
DTE Gas
Distribution	4,517	4,164
Storage	576	570
Transmission and other	1,341	1,244
Total DTE Gas	6,434	5,978
Non-utility and other
Gas Storage and Pipelines	3,981	3,524
Power and Industrial Projects	1,194	1,108
Other	217	183
Non-utility and other	5,392	4,815
Total DTE Energy	37,997	35,072
Accumulated depreciation and amortization
DTE Electric
Zero carbon generation
Nuclear	(373)	(344)
Renewables	(295)	(243)
Fossil and other generation	(3,014)	(2,873)
Distribution	(2,686)	(2,553)
Other	(682)	(693)
Total DTE Electric	(7,050)	(6,706)
DTE Gas
Distribution	(1,215)	(1,334)
Storage	(146)	(172)
Transmission and other	(403)	(409)
Total DTE Gas	(1,764)	(1,915)
Non-utility and other
Gas Storage and Pipelines	(511)	(459)
Power and Industrial Projects	(619)	(604)
Other	(84)	(71)
Non-utility and other	(1,214)	(1,134)
Total DTE Energy	(10,028)	(9,755)
Net DTE Energy Property, plant, and equipment	$27,969	$25,317
Net DTE Electric Property, plant, and equipment	$19,121	$17,573
AFUDC and Capitalized Interest
AFUDC represents the cost of financing construction projects for regulated businesses, including the estimated cost of debt and authorized return-on-equity. The debt component is recorded as a reduction to interest expense and the equity component is recorded as other income. Non-regulated businesses record capitalized interest as a reduction to interest expense.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The AFUDC and capitalized interest rates were as follows for the years ended December 31:

	2020	2019	2018
DTE Electric AFUDC	5.47%	5.43%	5.41%
DTE Gas AFUDC	5.56%	5.56%	5.71%
Non-regulated businesses capitalized interest	3.90%	4.00%	4.00%
The following is a summary of AFUDC and interest capitalized for the years ended December 31:

	2020	2019	2018
DTE Energy	(In millions)
Allowance for debt funds used during construction and interest capitalized	$22	$15	$15
Allowance for equity funds used during construction	25	24	28
Total	$47	$39	$43

	2020	2019	2018
DTE Electric	(In millions)
Allowance for debt funds used during construction	$10	$10	$9
Allowance for equity funds used during construction	23	22	19
Total	$33	$32	$28
Depreciation and Amortization
The composite depreciation rate for DTE Electric was approximately 4.2%, 4.0%, and 3.7% in 2020, 2019 and 2018, respectively. The composite depreciation rate for DTE Gas was 2.8% for all periods. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2020 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	32	38	N/A
DTE Gas	N/A	49	58
The estimated useful lives for DTE Electric's Other utility assets range from 3 to 80 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 3 to 80 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 70 years.
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2020	2019	2018
	(In millions)
Property, plant, and equipment	$1,120	$997	$878
Regulatory assets and liabilities	245	227	212
Intangible assets	71	33	27
Other	7	6	7
	$1,443	$1,263	$1,124

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2020	2019	2018
	(In millions)
Property, plant, and equipment	$831	$748	$652
Regulatory assets and liabilities	207	193	179
Other	5	5	5
	$1,043	$946	$836
Capitalized Software
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
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Amortization expense of capitalized software	$129	$123	$108
Gross carrying value of capitalized software	$866	$906
Accumulated amortization of capitalized software	$432	$520
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Amortization expense of capitalized software	$118	$112	$101
Gross carrying value of capitalized software	$756	$811
Accumulated amortization of capitalized software	$363	$462

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
DTE Electric's ownership information of the two utility plants as of December 31, 2020 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,220 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$1,932	$609
Accumulated depreciation (in millions)	$945	$181
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Changes to asset retirement obligations for 2020, 2019, and 2018 were as follows:

	2020	2019	2018
DTE Energy	(In millions)
Asset retirement obligations at January 1	$2,672	$2,469	$2,320
Accretion	157	149	140
Liabilities incurred	25	20	27
Liabilities settled	(14)	(17)	(16)
Revision in estimated cash flows	(1)	51	(2)
Asset retirement obligations at December 31	$2,839	$2,672	$2,469

	2020	2019	2018
DTE Electric	(In millions)
Asset retirement obligations at January 1	$2,447	$2,271	$2,125
Accretion	145	138	129
Liabilities incurred	18	1	27
Liabilities settled	(8)	(14)	(8)
Revision in estimated cash flows	5	51	(2)
Asset retirement obligations at December 31	$2,607	$2,447	$2,271
Approximately $2.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 10 — REGULATORY MATTERS
Regulation
DTE Electric and DTE Gas are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting, and operating-related matters. DTE Electric is also regulated by the FERC with respect to financing authorization, wholesale electric market activities, certain affiliate transactions, the acquisition and disposition of certain generation and other facilities, and, in conjunction with the NERC, compliance with mandatory reliability standards. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.
The Registrants are unable to predict the outcome of any unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC and FERC orders and appeals, which may materially impact the Consolidated Financial Statements of the Registrants.
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
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$1,938	$1,983	$1,477	$1,497
Other postretirement costs	165	201	108	131
Recoverable undepreciated costs on retiring plants	664	657	664	657
Fermi 2 asset retirement obligation	645	669	645	669
Recoverable Michigan income taxes	176	189	142	152
Enhanced Tree Trimming Program deferred costs	119	43	119	43
Accrued PSCR revenue	100	3	100	3
Recoverable income taxes related to AFUDC equity	64	56	54	47
Energy Waste Reduction incentive	62	54	49	43
Deferred environmental costs	57	66	—	—
Unamortized loss on reacquired debt	55	56	41	40
Nuclear Performance Evaluation and Review Committee Tracker	55	48	55	48
Customer360 deferred costs	51	55	51	55
Non-service pension and other postretirement costs	21	15	—	—
Other recoverable income taxes	19	20	19	20
Transitional Reconciliation Mechanism	11	10	11	10
Other	55	51	28	38
	4,257	4,176	3,563	3,453
Less amount included in Current Assets	(129)	(5)	(123)	(5)
	$4,128	$4,171	$3,440	$3,448

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	DTE Energy		DTE Electric
	2020	2019	2020	2019
Liabilities	(In millions)
Refundable federal income taxes	$2,255	$2,359	$1,827	$1,911
Removal costs liability	831	700	410	483
Negative other postretirement offset	122	93	86	69
Non-service pension and other postretirement costs	78	46	36	21
COVID-19 voluntary refund	30	—	30	—
Renewable energy	21	54	21	54
Accrued GCR refund	20	23	—	—
Other	45	54	40	48
	3,402	3,329	2,450	2,586
Less amount included in Current Liabilities	(39)	(65)	(18)	(40)
	$3,363	$3,264	$2,432	$2,546
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
ASSETS
•Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as Regulatory assets since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs.(a)
•Recoverable undepreciated costs on retiring plants — Deferral of estimated remaining balances associated with coal power plants expected to be retired by the end of 2022.
•Fermi 2 asset retirement obligation — This obligation is for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)
•Recoverable Michigan income taxes — The State of Michigan enacted a corporate income tax resulting in the establishment of state deferred tax liabilities for DTE Energy's utilities.  Offsetting Regulatory assets were also recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense.
•Enhanced Tree Trimming Program deferred costs — The MPSC approved the deferral of costs for a tree trimming surge through 2022, aimed at reducing the number and duration of customer interruptions.  Recovery of these costs and related amortization will be determined at a future rate proceeding.
•Accrued PSCR revenue — Receivable for the temporary under-recovery of and carrying costs on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism.
•Recoverable income taxes related to AFUDC equity — Accounting standards for income taxes require recognition of a deferred tax liability for the equity component of AFUDC.  A Regulatory asset is required for the future increase in taxes payable related to the equity component of AFUDC that will be recovered from customers through future rates over the remaining life of the related plant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
•Energy Waste Reduction incentive — DTE Electric and DTE Gas operate MPSC approved energy waste reduction programs designed to reduce overall energy usage by their customers. The utilities are eligible to earn an incentive by exceeding statutory savings targets. The utilities have consistently exceeded the savings targets and recognize the incentive as a Regulatory asset in the period earned.(a)
•Deferred environmental costs — The MPSC approved the deferral of investigation and remediation costs associated with DTE Gas' former MGP sites. Amortization of deferred costs is over a ten-year period beginning in the year after costs were incurred, with recovery (net of any insurance proceeds) through base rate filings.(a)
•Unamortized loss on reacquired debt — The unamortized discount, premium, and expense related to debt redeemed with a refinancing are deferred, amortized, and recovered over the life of the replacement issue.
•Nuclear Performance Evaluation and Review Committee Tracker — Deferral and amortization of certain costs associated with oversight and review of DTE Electric's nuclear power generation program, including safety and regulatory compliance, nuclear leadership, nuclear facilities, as well as operation and financial performance, pursuant to the MPSC authorization. Deferrals are amortized over a five-year period with recovery through base rate filings.
•Customer360 deferred costs — The MPSC approved the deferral and amortization of certain costs associated with implementing Customer360, an integrated software application that enables improved interface among customer service, billing, meter reading, credit and collections, device management, account management, and retail access. Amortization of deferred costs over a 15-year amortization period began after the billing system was put into operation during the second quarter of 2017. The deferred costs are recorded as Regulatory Assets at DTE Electric and DTE Gas receives an intercompany charge for their proportionate share of amortization expense.
•Non-service pension and other postretirement costs — Upon adoption of ASU 2017-07 on January 1, 2018, certain non-service pension and other postretirement costs are no longer capitalized into Property, Plant & Equipment. Such costs may be recorded to Regulatory assets for ratemaking purposes and recovered as amortization expense based on the composite depreciation rate for plant-in-service.
•Other recoverable income taxes — Income taxes receivable from DTE Electric's customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric's rates. This asset will reverse over the remaining life of the related plant.
•Transitional Reconciliation Mechanism — The MPSC approved the recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system, effective July 1, 2014. Annual reconciliations are filed and surcharges are implemented to recover approved amounts.
________________________________________________
(a)Regulatory assets not earning a return or accruing carrying charges.
LIABILITIES
•Refundable federal income taxes — In December 2017, the TCJA was enacted and reduced the corporate income tax rate, effective January 1, 2018. DTE Electric and DTE Gas remeasured deferred taxes, resulting in a reduction to deferred tax liabilities, to reflect the impact of the TCJA on the cumulative temporary differences expected to reverse after the effective date. Regulatory liabilities were also recorded to offset the impact of the deferred tax remeasurement reflected in rates.
•Removal costs liability — The amounts collected from customers in excess of the estimated cost of future asset removal activities. Cost of removal is included within depreciation rates approved by the MPSC. In 2019, the MPSC approved a settlement agreement in DTE Gas' depreciation case to increase depreciation rates effective following an order in the next general rate case. The new depreciation rates became effective October 1, 2020. In connection with the settlement agreement and the new rates, DTE Gas also re-measured the amount of historical depreciation expense that had been allocated between accumulated depreciation and cost of removal. The reallocation was performed to provide a more accurate estimate of DTE Gas' reserve balances on assets under the group depreciation methodology. Based upon the reallocation, it was determined that the amounts collected for asset removal expenditures, as a component of depreciation, further exceeded actual asset removal expenditures. Accordingly, DTE Gas reallocated amounts from accumulated depreciation to the removal cost regulatory balance, resulting in an increase to the Removal cost liability as of December 31, 2020.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
•Negative other postretirement offset — DTE Electric and DTE Gas' negative other postretirement costs are not included as a reduction to their authorized rates; therefore, DTE Electric and DTE Gas are accruing a Regulatory liability to eliminate the impact on earnings of the negative other postretirement expense accrual. The Regulatory liabilities will reverse to the extent DTE Electric and DTE Gas' other postretirement expense is positive in future years.
•Non-service pension and other postretirement costs — Upon adoption of ASU 2017-07 on January 1, 2018, certain non-service pension and other postretirement cost activity is no longer credited to Property, Plant & Equipment. Such costs may be recorded to regulatory liabilities for ratemaking purposes and refunded through credits to amortization expense based on the composite depreciation rate for plant-in-service.
•COVID-19 voluntary refund — The one-time refund obligation owed to DTE Electric customers due to certain sales increases driven by the COVID-19 pandemic. Refer to the "2020 Accounting Applications" section below for additional information related to the voluntary refund.
•Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.
•Accrued GCR refund — Liability for the temporary over-recovery of and a return on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.
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
With the approval of DTE Electric's October 26, 2020 accounting application as noted below, DTE Electric voluntarily reversed its 2020 deferral and recorded as expense, with deferrals resuming in January 2021. DTE Gas deferred $2 million of uncollectible expense as Regulatory assets through December 31, 2020 as a result of the MPSC's COVID-19 response order.
On July 23, 2020, the MPSC further ordered that utilities seeking to recover COVID-19 related expenses beyond uncollectible expense may make an informational filing no later than November 2, 2020. The Registrants did not make a filing, but will continue to monitor MPSC activities involving COVID-19.
2019 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on July 8, 2019 requesting an increase in base rates of $351 million based on a projected twelve-month period ending April 30, 2021. The requested increase in base rates was primarily due to an increase in net plant resulting from distribution infrastructure and generation investments. The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales and operating and maintenance expenses. On May 8, 2020, the MPSC issued an order approving an annual revenue increase of $188 million for services rendered on or after May 15, 2020 and a return on equity of 9.9%. The order also disallowed $41 million of capital expenditures related to incentive compensation previously recorded during 2018-2020. The disallowance was recorded during the second quarter 2020 and is included in Asset (gains) losses and impairment, net on the Consolidated Statements of Operations for the year ended December 31, 2020.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
2020 Accounting Applications
On July 9, 2020, the MPSC approved DTE Electric's request to accelerate amortization of the portion of its Refundable federal income taxes regulatory liability related to non-plant accumulated deferred income tax balances that resulted from the TCJA. DTE Electric will increase amortization by $102 million beginning in May 2021, which will fully amortize this portion of the liability by the end of 2021 instead of April 2033. The accelerated amortization will not impact customer rates and will allow DTE Electric to defer its next rate case filing previously set for July 2020 to at least March 2021.
On October 26, 2020, DTE Electric filed an application with the MPSC requesting accounting authority for a one-time regulatory liability. DTE Electric proposed accruing a $30 million voluntary refund obligation due to certain sales increases resulting from the unusual and unprecedented electricity usage patterns driven by the COVID-19 pandemic. On December 9, 2020, the MPSC approved DTE Electric's request. Accordingly, DTE Electric recorded a regulatory liability and reduction to Operating revenues of $30 million. Amortization of the regulatory liability will be used to offset the cost of service related to new plant in 2022. The regulatory liability will be amortized beginning January 1, 2022 through the earlier of new base rates or December 31, 2022. The one-time accounting treatment does not impact customer rates and will allow DTE Electric to further defer its next rate case filing from March 2021 to May 2021.
Additionally, as noted above, DTE Electric began deferring uncollectible expense in the second quarter 2020 as a result of the MPSC's COVID-19 response order. With the approval of the October 26th accounting application, DTE Electric voluntarily reversed this deferral and recorded as expense. This action only applies to DTE Electric in 2020 and the deferral of uncollectible expense will resume beginning in January 2021, as approved by the MPSC on its December 9, 2020 order.
2019 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 25, 2019 requesting an increase in base rates of $204 million based on a projected twelve-month period ending September 30, 2021.  The requested increase in base rates was primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses. The rate filing also requested an increase in return on equity from 10.0% to 10.5% and included projected changes in sales and working capital.
On July 17, 2020, DTE Gas reached a settlement with all intervening parties in the case and filed a settlement agreement authorizing the company to increase base rates by $110 million, reflecting a return on equity of 9.9%. The resulting rates are a net increase to customers of $51 million as an existing Infrastructure Recovery Mechanism (IRM) surcharge will be rolled into the new base rates. The settlement agreement also approved a $20 million annual increase to the amortization of the portion of the Refundable federal income taxes regulatory liability related to non-plant accumulated deferred income tax balances resulting from the TCJA. This increased amortization will cease upon DTE Gas receiving its next rate order. The MPSC approved the settlement agreement on August 20, 2020 and DTE Gas implemented the increases to rates and amortization effective October 1, 2020. In addition, the settlement agreement disallowed capitalized expenditures related to incentive compensation, consistent with the MPSC order issued for DTE Electric on May 8, 2020. In anticipation of this result, DTE Gas recorded a disallowance of $14 million during the second quarter 2020, which is included in Asset (gains) losses and impairment, net on the Consolidated Statements of Operations for the year ended December 31, 2020.
2021 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on February 12, 2021 requesting an increase in base rates of $195 million based on a projected twelve-month period ending December 31, 2022. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses. The rate filing also requested an increase in return on equity from 9.9% to 10.25% and includes projected changes in sales and working capital. A final MPSC order in this case is expected by December 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 11 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $8 million and $14 million at December 31, 2020 and 2019, respectively.
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2020	2019	2018
DTE Energy	(In millions)
Income Before Income Taxes	$1,538	$1,324	$1,216
Income tax expense at 21% statutory rate	$323	$278	$255
State and local income taxes, net of federal benefit	81	48	60
Production tax credits	(121)	(128)	(223)
TCJA regulatory liability amortization	(76)	(38)	—
Net operating loss carryback	(34)	—	—
AFUDC equity	(4)	(4)	(14)
Employee Stock Ownership Plan dividends	(4)	(3)	(3)
Investment tax credits	(4)	(4)	(4)
Stock based compensation	(3)	(7)	(3)
Enactment of the Tax Cuts and Jobs Act	—	—	21
Noncontrolling interests	1	—	2
Depreciation	2	2	2
Other, net	6	8	5
Income Tax Expense	$167	$152	$98
Effective income tax rate	10.9%	11.5%	8.1%

	2020	2019	2018
DTE Electric	(In millions)
Income Before Income Taxes	$887	$854	$857
Income tax expense at 21% statutory rate	$186	$179	$180
State and local income taxes, net of federal benefit	50	49	49
TCJA regulatory liability amortization	(62)	(35)	—
Production tax credits	(55)	(45)	(35)
Investment tax credits	(4)	(4)	(3)
AFUDC equity	(4)	(4)	(3)
Employee Stock Ownership Plan dividends	(2)	(2)	(2)
Enactment of the Tax Cuts and Jobs Act	—	—	7
Depreciation	2	2	2
Other, net	(2)	(2)	(2)
Income Tax Expense	$109	$138	$193
Effective income tax rate	12.3%	16.2%	22.5%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Components of the Registrants' Income Tax Expense were as follows:

	2020	2019	2018
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(247)	$(184)	$(17)
State and other income tax	7	7	1
Total current income taxes	(240)	(177)	(16)
Deferred income tax expense
Federal	310	275	38
State and other income tax	97	54	76
Total deferred income taxes	407	329	114
	$167	$152	$98

	2020	2019	2018
DTE Electric	(In millions)
Current income tax expense
Federal	$15	$25	$—
State and other income tax	5	16	4
Total current income taxes	20	41	4
Deferred income tax expense
Federal	30	51	131
State and other income tax	59	46	58
Total deferred income taxes	89	97	189
	$109	$138	$193
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
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
	(In millions)
Property, plant, and equipment	$(4,032)	$(3,755)	$(3,099)	$(2,956)
Regulatory assets and liabilities	(108)	(47)	(53)	4
Tax credit carry-forwards	1,144	1,161	278	252
Pension and benefits	321	300	264	258
Federal net operating loss carry-forward	265	276	—	—
State and local net operating loss carry-forwards	155	117	—	—
Investments in equity method investees	(667)	(465)	—	—
Other	141	138	85	87
	(2,781)	(2,275)	(2,525)	(2,355)
Less valuation allowance	(41)	(40)	—	—
Long-term deferred income tax liabilities	$(2,822)	$(2,315)	$(2,525)	$(2,355)

Deferred income tax assets	$2,241	$2,264	$883	$865
Deferred income tax liabilities	(5,063)	(4,579)	(3,408)	(3,220)
	$(2,822)	$(2,315)	$(2,525)	$(2,355)
Tax credit carry-forwards for DTE Energy include $1.1 billion of general business credits that expire from 2032 through 2040. No valuation allowance is required for the tax credits carry-forward deferred tax asset.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has a pre-tax federal net operating loss carry-forward of $1.3 billion as of December 31, 2020. The net operating loss carry-forwards generated in 2015 and 2016 will expire from 2035 through 2036, and the net operating loss carry-forward generated in 2018 and subsequent years will be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $155 million and $117 million at December 31, 2020 and 2019, respectively. The state and local net operating loss carry-forwards expire from 2021 through 2040. DTE Energy has recorded valuation allowances at December 31, 2020 and 2019 of approximately $41 million and $40 million, respectively, which are primarily related to these deferred tax assets. In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Tax credit carry-forwards for DTE Electric include $278 million of general business credits that expire from 2036 through 2040. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has no state and local deferred tax assets related to net operating loss carry-forwards at December 31, 2020 or December 31, 2019.
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
CARES Act
To assist individuals and employers with the impacts of the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act included certain tax relief provisions applicable to the Registrants including a) the immediate refund of the corporate AMT credit, b) the ability to carryback net operating losses five years for tax years 2018 through 2020, c) the employee retention credit, and d) delayed payment of employer payroll taxes.
As a result of these provisions, DTE Energy received $220 million of refunds from the U.S. Treasury during the year ended December 31, 2020, including $153 million for the immediate refund of the 2018 remaining AMT credit balance and $67 million as a result of carrying back the 2018 net operating loss to 2013.
In addition, the carryback of the 2018 net operating loss to 2013 resulted in a $34 million reduction in Income Tax Expense for the year ended December 31, 2020 due primarily to the difference in rates between the two years (35% in 2013 and 21% in 2018).
During the second quarter 2020, the Registrants filed a claim for employee retention credits of $6 million, of which $3 million is attributable to DTE Electric. These amounts are included in Taxes other than income in the Consolidated Statements of Operations for the year ended December 31, 2020. The Registrants have also deferred employer payroll taxes of $44 million, of which $23 million is attributable to DTE Electric, increasing the amount of Current Liabilities - Other and Other Liabilities - Other on the Registrants' Consolidated Statements of Financial Position as of December 31, 2020.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2020	2019	2018
DTE Energy	(In millions)
Balance at January 1	$10	$10	$10
Additions for tax positions of prior years	—	—	—
Balance at December 31	$10	$10	$10

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2020	2019	2018
DTE Electric	(In millions)
Balance at January 1	$13	$13	$13
Additions for tax positions of prior years	—	—	—
Balance at December 31	$13	$13	$13
DTE Energy had $8 million of unrecognized tax benefits at December 31, 2020 and 2019 that, if recognized, would favorably impact its effective tax rate. DTE Electric had $10 million of unrecognized tax benefits at December 31, 2020 and 2019 that, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on their Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $5 million and $4 million at December 31, 2020 and 2019, respectively. DTE Energy recognized interest expense related to income taxes of $1 million in 2020, 2019, and 2018. DTE Energy has not accrued any penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $6 million at December 31, 2020 and 2019. DTE Electric recognized interest expense related to income taxes of a nominal amount in 2020 and $1 million in 2019 and 2018. DTE Electric has not accrued any penalties pertaining to income taxes.
In 2020, DTE Energy, including DTE Electric, settled a federal tax audit for the 2018 tax year. DTE Energy's federal income tax returns for 2019 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax returns for the years 2008-2011 and Michigan Corporate Income Tax returns for the year 2015 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 12 — EARNINGS PER SHARE
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2020	2019	2018
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$1,368	$1,169	$1,120
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — basic	$1,366	$1,167	$1,118

Average number of common shares outstanding — basic	193	185	181
Basic Earnings per Common Share	$7.09	$6.32	$6.18

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$1,368	$1,169	$1,120
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — diluted	$1,366	$1,167	$1,118

Average number of common shares outstanding - diluted	193	185	181
Diluted Earnings per Common Share(a)	$7.08	$6.31	$6.17
_______________________________________
(a)Equity Units excluded from the calculation of diluted EPS were approximately 10.3 million for the years ended December 31, 2020 and 2019, respectively, and 6.3 million for the year ended December 31, 2018, as the dilutive stock price threshold was not met. For more information, see Note 15 to the Consolidated Financial Statements, "Long-Term Debt."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 13 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2020 and 2019. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis(a):

	December 31, 2020						December 31, 2019
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets
Cash equivalents(d)	$438	$—	$—	$—	$—	$438	$15	$—	$—	$—	$—	$15
Nuclear decommissioning trusts
Equity securities	947	—	—	222	—	1,169	1,046	—	—	—	—	1,046
Fixed income securities	102	371	—	82	—	555	160	378	—	—	—	538
Private equity and other	—	—	—	104	—	104	—	—	—	43	—	43
Cash equivalents	27	—	—	—	—	27	34	—	—	—	—	34
Other investments(e)
Equity securities	55	—	—	—	—	55	140	—	—	—	—	140
Fixed income securities	8	—	—	—	—	8	79	—	—	—	—	79
Cash equivalents	97	—	—	—	—	97	4	—	—	—	—	4
Derivative assets
Commodity contracts(f)
Natural gas	99	74	60	—	(156)	77	205	76	74	—	(266)	89
Electricity	—	128	52	—	(120)	60	—	223	83	—	(225)	81
Environmental & Other	—	150	4	—	(135)	19	—	110	3	—	(110)	3
Foreign currency exchange contracts	—	—	—	—	—	—	—	1	—	—	—	1
Total derivative assets	99	352	116	—	(411)	156	205	410	160	—	(601)	174
Total	$1,773	$723	$116	$408	$(411)	$2,609	$1,683	$788	$160	$43	$(601)	$2,073

Liabilities
Derivative liabilities
Commodity contracts(f)
Natural gas	$(88)	$(59)	$(76)	$—	$151	$(72)	$(221)	$(41)	$(89)	$—	$266	$(85)
Electricity	—	(126)	(42)	—	125	(43)	—	(231)	(67)	—	225	(73)
Environmental & Other	—	(137)	—	—	129	(8)	—	(121)	—	—	110	(11)
Foreign currency exchange contracts	—	(5)	—	—	—	(5)	—	—	—	—	—	—
Total	$(88)	$(327)	$(118)	$—	$405	$(128)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets (Liabilities) at end of period	$1,685	$396	$(2)	$408	$(6)	$2,481	$1,462	$395	$4	$43	$—	$1,904
Assets
Current	$532	$260	$92	$—	$(330)	$554	$218	$320	$123	$—	$(513)	$148
Noncurrent	1,241	463	24	408	(81)	2,055	1,465	468	37	43	(88)	1,925
Total Assets	$1,773	$723	$116	$408	$(411)	$2,609	$1,683	$788	$160	$43	$(601)	$2,073
Liabilities
Current	$(84)	$(223)	$(79)	$—	$318	$(68)	$(211)	$(300)	$(85)	$—	$513	$(83)
Noncurrent	(4)	(104)	(39)	—	87	(60)	(10)	(93)	(71)	—	88	(86)
Total Liabilities	$(88)	$(327)	$(118)	$—	$405	$(128)	$(221)	$(393)	$(156)	$—	$601	$(169)
Net Assets (Liabilities) at end of period	$1,685	$396	$(2)	$408	$(6)	$2,481	$1,462	$395	$4	$43	$—	$1,904
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
(d)At December 31, 2020, the $438 million consisted of $436 million and $2 million of cash equivalents included in Cash and cash equivalents and Restricted cash, respectively, on DTE Energy's Consolidated Statements of Financial Position. At December 31, 2019, the $15 million consisted of $4 million and $11 million of cash equivalents included in Cash and cash equivalents and Other investments, respectively, on DTE Energy's Consolidated Statements of Financial Position.
(e)Excludes cash surrender value of life insurance investments.
(f)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2020					December 31, 2019
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$4	$—	$—	$—	$4	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	947	—	—	222	1,169	1,046	—	—	—	1,046
Fixed income securities	102	371	—	82	555	160	378	—	—	538
Private equity and other	—	—	—	104	104	—	—	—	43	43
Cash equivalents	27	—	—	—	27	34	—	—	—	34
Other investments
Equity securities	16	—	—	—	16	13	—	—	—	13
Fixed income securities	11	—	—	—	11	—	—	—	—	—
Derivative assets — FTRs	—	—	4	—	4	—	—	3	—	3
Total	$1,107	$371	$4	$408	$1,890	$1,264	$378	$3	$43	$1,688

Assets
Current	$4	$—	$4	$—	$8	$11	$—	$3	$—	$14
Noncurrent	1,103	371	—	408	1,882	1,253	378	—	43	1,674
Total Assets	$1,107	$371	$4	$408	$1,890	$1,264	$378	$3	$43	$1,688
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)At December 31, 2020, the $4 million consisted of cash equivalents included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2019, the $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in private equity partnerships, as well as real estate and private debt. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $183 million and $151 million as of December 31, 2020 and 2019, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(15)	$16	$3	$4	$(49)	$(2)	$7	$(44)
Transfers from Level 3 into Level 2	(2)	—	—	(2)	—	—	—	—
Total gains (losses)
Included in earnings	(75)	113	(7)	31	15	77	(1)	91
Recorded in Regulatory liabilities	—	—	20	20	—	—	2	2
Purchases, issuances, and settlements:
Settlements	76	(119)	(12)	(55)	19	(59)	(5)	(45)
Net Assets (Liabilities) as of December 31	$(16)	$10	$4	$(2)	$(15)	$16	$3	$4
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31(a)	$(4)	$70	$(70)	$(4)	$(1)	$59	$(38)	$20
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$—	$—	$4	$4	$—	$—	$3	$3
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2020	2019
	(In millions)
Net Assets as of January 1	$3	$6
Change in fair value recorded in Regulatory liabilities	20	2
Purchases, issuances, and settlements:
Settlements	(19)	(5)
Net Assets as of December 31	$4	$3
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$4	$3
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the years ended December 31, 2020 and 2019.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(76)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.86)	—	$2.50	/MMBtu	$(0.07)	/MMBtu
Electricity	$52	$(42)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$—	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	December 31, 2019
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$74	$(89)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.78)	—	$5.78	/MMBtu	$(0.09)	/MMBtu
Electricity	$83	$(67)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$6	/MWh	$—	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$141	$—	$—	$141	$184	$—	$—	$184
Short-term borrowings	$38	$—	$38	$—	$828	$—	$828	$—
Notes payable(b)	$19	$—	$—	$19	$25	$—	$—	$25
Long-term debt(c)	$19,439	$2,547	$18,230	$1,397	$16,606	$2,572	$14,207	$1,252
_______________________________________
(a)Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.
(c)Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes finance lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2020				December 31, 2019
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$16	$—	$—	$16	$9	$—	$—	$9
Short-term borrowings — affiliates	$101	$—	$—	$101	$97	$—	$—	$97
Short-term borrowings — other	$—	$—	$—	$—	354	$—	$354	$—
Notes payable(b)	$17	$—	$—	$17	$21	$—	$—	$21
Long-term debt(c)	$8,236	$—	$9,579	$379	$7,180	$—	$7,916	$173
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2020	2019
	(In millions)
Fermi 2	$1,841	$1,650
Fermi 1	3	3
Low-level radioactive waste	11	8
	$1,855	$1,661
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Realized gains	$192	$56	$65
Realized losses	$(111)	$(31)	$(42)
Proceeds from sale of securities	$2,350	$788	$1,203
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2020			December 31, 2019
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,169	$481	$(6)	$1,046	$396	$(39)
Fixed income securities	555	20	(1)	538	24	(1)
Private equity and other	104	—	—	43	—	—
Cash equivalents	27	—	—	34	—	—
	$1,855	$501	$(7)	$1,661	$420	$(40)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2020
(In millions)
Due within one year	$51
Due after one through five years	101
Due after five through ten years	89
Due after ten years	232
$473

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Fixed income securities held in nuclear decommissioning trust funds include $82 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At December 31, 2020 and 2019, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes DTE Energy's gains (losses) related to the trust:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Gains (losses) related to equity securities	$(1)	$27	$(8)
Gains (losses) related to fixed income securities	(2)	10	(3)
	$(3)	$37	$(11)

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2020 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(4)	$—	$—
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$233	$(223)	$355	$(351)
Electricity	180	(168)	306	(298)
Environmental & Other	154	(137)	113	(121)
Foreign currency exchange contracts	—	(1)	1	—
Total derivatives not designated as hedging instruments	$567	$(529)	$775	$(770)

Current	$446	$(386)	$646	$(596)
Noncurrent	121	(147)	129	(174)
Total derivatives	$567	$(533)	$775	$(770)
The following table presents the fair value of derivative instruments for DTE Electric:

	December 31,
	2020	2019
	(In millions)
FTRs — Other current assets	$4	$3
Total derivatives not designated as hedging instruments	$4	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $7 million outstanding at December 31, 2020 and $6 million at December 31, 2019, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $9 million and $4 million at December 31, 2020 and 2019, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2020	2019
	(In millions)
Cash collateral netted against Derivative assets	$(12)	$—
Cash collateral netted against Derivative liabilities	6	—
Cash collateral recorded in Accounts receivable(a)	14	13
Cash collateral recorded in Accounts payable(a)	(1)	(3)
Total net cash collateral posted (received)	$7	$10
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2020			December 31, 2019
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$233	$(156)	$77	$355	$(266)	$89
Electricity	180	(120)	60	306	(225)	81
Environmental & Other	154	(135)	19	113	(110)	3
Foreign currency exchange contracts	—	—	—	1	—	1
Total derivative assets	$567	$(411)	$156	$775	$(601)	$174

Derivative liabilities
Commodity contracts
Natural gas	$(223)	$151	$(72)	$(351)	$266	$(85)
Electricity	(168)	125	(43)	(298)	225	(73)
Environmental & Other	(137)	129	(8)	(121)	110	(11)
Interest rate contracts	—	—	—	—	—	—
Foreign currency exchange contracts	(5)	—	(5)	—	—	—
Total derivative liabilities	$(533)	$405	$(128)	$(770)	$601	$(169)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2020				December 31, 2019
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$446	$121	$(386)	$(147)	$646	$129	$(596)	$(174)
Counterparty netting	(318)	(81)	318	81	(513)	(88)	513	88
Collateral adjustment	(12)	—	—	6	—	—	—	—
Total derivatives as reported	$116	$40	$(68)	$(60)	$133	$41	$(83)	$(86)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2020	2019	2018
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(70)	$44	$(42)
Natural gas	Fuel, purchased power, gas, and other — non-utility	20	(5)	(94)
Electricity	Operating Revenues — Non-utility operations	91	44	49
Environmental & Other	Operating Revenues — Non-utility operations	(118)	(26)	(1)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(6)	(2)	7
Total		$(83)	$55	$(81)
Revenues and energy costs related to trading contracts are presented on a net basis in DTE Energy's Consolidated Statements of Operations. Commodity derivatives used for trading purposes, and financial non-trading commodity derivatives, are accounted for using the MTM method with unrealized and realized gains and losses recorded in Operating Revenues — Non-utility operations. Non-trading physical commodity sale and purchase derivative contracts are generally accounted for using the MTM method with unrealized and realized gains and losses for sales recorded in Operating Revenues — Non-utility operations and purchases recorded in Fuel, purchased power, gas, and other — non-utility.
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2020:

Commodity	Number of Units
Natural gas (MMBtu)	1,757,668,006
Electricity (MWh)	29,383,355
Foreign currency exchange ($ CAD)	144,655,453
Renewable Energy Certificates (MWh)	9,221,803
Carbon emissions (Metric Ton)	12,495,202
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2020, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $428 million.
As of December 31, 2020, DTE Energy had $451 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $401 million. The net remaining amount of $50 million is derived from the $428 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 15 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2020	2019
			(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured	2.7%	2022 — 2033	$8,175	$6,625
DTE Electric Taxable Debt, Principally Secured	3.9%	2021 — 2050	8,030	6,930
DTE Electric Tax-Exempt Revenue Bonds(b)	4.1%	2021 — 2030	278	310
DTE Gas Taxable Debt, Principally Secured	4%	2023 — 2050	1,910	1,710
			18,393	15,575
Unamortized debt discount			(25)	(24)
Unamortized debt issuance costs			(104)	(91)
Long-term debt due within one year			(462)	(682)
			$17,802	$14,778
Junior Subordinated Debentures
Subordinated Debentures	5.3%	2076 — 2080	$1,210	$1,180
Unamortized debt issuance costs			(35)	(34)
			$1,175	$1,146
_______________________________________
(a)Weighted average interest rate as of December 31, 2020.
(b)DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.
DTE Electric's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2020	2019
			(In millions)
Mortgage bonds, notes, and other
Taxable Debt, Principally Secured	3.9%	2021 — 2050	$8,030	$6,930
Tax-Exempt Revenue Bonds(b)	4.1%	2021 — 2030	278	310
			8,308	7,240
Unamortized debt discount			(16)	(15)
Unamortized debt issuance costs			(56)	(45)
Long-term debt due within one year			(462)	(632)
			$7,774	$6,548
_______________________________________
(a)Weighted average interest rate as of December 31, 2020.
(b)Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Issuances
In 2020, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	2.25%	2030	$600
DTE Electric	February	Mortgage Bonds(a)	2.95%	2050	500
DTE Electric	April	Mortgage Bonds(b)	2.63%	2031	600
DTE Energy	August	Senior Notes(c)	1.05%	2025	800
DTE Gas	August	Mortgage Bonds(d)	2.35%	2030	125
DTE Gas	August	Mortgage Bonds(d)	3.20%	2050	125
DTE Energy	October	Junior Subordinated Debentures(e)	4.38%	2080	230
DTE Energy	October	Senior Notes(f)	0.55%	2022	750
					$3,730
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
(e)Proceeds used for the repayment of $200 million of DTE Energy's 2012 Series C 5.25% Junior Subordinated Debentures due 2062 and for general corporate purposes.
(f)Proceeds used for the repayment of DTE Energy's $500 million unsecured term loan expiring March 2021, repayment of DTE Energy's $167 million unsecured term loan expiring June 2021, and general corporate purposes.
Debt Redemptions
In 2020, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Senior Notes	4.89%	2020	$300
DTE Electric	July	Senior Notes	5.63%	2020	32
DTE Electric	July	Senior Notes	3.45%	2020	300
DTE Gas	September	Senior Notes	6.36%	2020	50
DTE Energy	October	Junior Subordinated Debentures	5.25%	2062	200
					$882
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
	(In millions)
DTE Energy(a)	$462	$3,466	$1,177	$1,425	$1,220	$11,853	$19,603
DTE Electric	$462	$316	$202	$400	$350	$6,578	$8,308
_______________________________________
(a)Amounts include DTE Electric's scheduled debt maturities.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2020, no interest payments have been deferred on the Junior Subordinated Debentures.

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
Gas Storage and Pipelines Segment Acquisition Financing
In December 2019, DTE Energy closed on the purchase of midstream natural gas assets. The acquisition was financed through the issuance of Equity Units, Senior Notes, and common stock. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Dispositions," for more information on the acquisition.
In November 2019, DTE issued $1.3 billion of Equity Units. Each Equity Unit has a stated amount of $50 and was initially issued in the form of a Corporate Unit, comprised of (i) a forward purchase contract to buy DTE Energy common stock (stock purchase contract) and (ii) a 1/20 undivided beneficial ownership interest in a $1,000 principal amount of DTE Energy’s 2019 Series F 2.25% RSNs due 2025. The RSN debt instruments and the stock purchase contract equity instruments are deemed to be separate instruments as the investor may trade the RSNs separately from the stock purchase contracts and may also settle the stock purchase contracts separately. The Corporate Units are listed on the New York Stock Exchange under the symbol DTP.
The stock purchase contract obligates the holder to purchase from DTE Energy on the settlement date, November 1, 2022, for a price of $50 per stock purchase contract, the following number of shares of DTE Energy’s common stock, subject to anti-dilution adjustments:
•if the AMV of DTE Energy’s common stock, which is the average volume-weighted average price of DTE Energy’s common stock for the trading days during the 20 consecutive scheduled trading day period ending on the third scheduled trading day immediately preceding the stock purchase contract settlement date, is equal to or greater than $157.50, 0.3175 shares of common stock;
•if the AMV is less than $157.50 but greater than $126.00, a number of shares of common stock equal to $50 divided by the AMV; and
•if the AMV is less than or equal to $126.00, 0.3968 shares of common stock.
The RSNs bear interest at a rate of 2.25% per year, payable quarterly, and mature on November 1, 2025. The RSNs will be remarketed in 2022. If this remarketing is successful, the interest rate on the RSNs will be reset, and interest thereafter will be payable semi-annually at the reset rate. If there is no successful remarketing, the interest rate on the RSNs will not be reset. The holders of the RSNs would have the right to put the RSNs to DTE Energy at a price equal to 100% of the principal amount, and the proceeds of the put right would be deemed to have been applied against the holders’ obligation under the stock purchase contracts. DTE Energy may also redeem, in whole or in part, the RSNs in the event of a failed final remarketing.
The present value of the future contract adjustment payments of $150 million was recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability is included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy’s Consolidated Statements of Financial Position. On February 1, 2020, DTE Energy began paying the stock purchase contract holders quarterly contract adjustment payments at a rate of 4% per year of the stated amount of $50 per Equity Unit, or $2 per year. Interest payments on the RSNs are being recorded as interest expense and stock purchase contract payments are being charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense.
The treasury stock method is used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $157.50 (the threshold appreciation price). At December 31, 2020, the stock purchase price contract was anti-dilutive and, therefore, not included in the computation of diluted earnings per share.
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
Selected information about DTE Energy’s Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-Term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Settlement Date	Stock Purchase Contract Liability(a)	RSN Maturity Date
(In millions, except interest rates)
11/1/19	26	$1,268	$1,300	2.25%	4.0%	11/1/2022	$150	11/1/2025
_______________________________________
(a)Payments of $49 million were made in 2020. The stock purchase contract liability was $101 million and $150 million as of December 31, 2020 and 2019, respectively, exclusive of interest.

NOTE 16 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2020, the amount of authorized and unissued stock is as follows:

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
During 2020, the Registrants entered into a series of unsecured term loans to raise additional liquidity, including terms consistent with the unsecured revolving credit agreements. Several of these term loans were entered into and subsequently repaid in 2020. One unsecured term loan remains as of December 31, 2020, a $200 million loan entered into by DTE Electric in November 2020 with a maturity date in November 2021. Through December 31, 2020, no amounts have been drawn and commitment fees have not been material. The loan will terminate if no amounts are drawn by April 30, 2021.
In May 2020, DTE Lake Erie Generation, Inc., an indirect wholly-owned subsidiary of DTE Energy, entered into a C$110 million unsecured revolving credit agreement to fund construction of on-site electric generation and related infrastructure projects at a Canadian integrated steel manufacturing facility in Ontario, Canada. The revolving credit agreement is guaranteed by DTE Energy and there was C$49 million outstanding as of December 31, 2020. The revolving credit agreement expires in May 2023 and has terms consistent with DTE Energy's unsecured revolving credit agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The unsecured revolving credit agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2020, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.59 to 1, 0.51 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2020 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2021	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured term loan, expiring in November 2021	—	200	—	200
Unsecured Canadian revolving credit facility, expiring May 2023	86	—	—	86
Unsecured revolving credit facility, expiring April 2024	1,500	500	300	2,300
	1,846	700	300	2,846
Amounts outstanding at December 31, 2020
Letters of credit	193	—	—	193
Revolver borrowings	38	—	—	38
	231	—	—	231
Net availability at December 31, 2020	$1,615	$700	$300	$2,615
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
For DTE Energy, the weighted average interest rate for short-term borrowings was 1.1% and 2.0% at December 31, 2020 and 2019, respectively. For DTE Electric, the weighted average interest rate for short-term borrowings was 1.9% at December 31, 2019. There were no short-term borrowings outstanding as of December 31, 2020.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $100 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $100 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At December 31, 2020, the capacity under these facilities was $300 million. The amount outstanding under these agreements was $49 million and $114 million at December 31, 2020 and 2019, respectively, and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2020, the effect of this provision was a restriction on dividend payments to no more than $2.8 billion of DTE Energy's Retained earnings of $7.2 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 18 — LEASES
Lessee
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of the components of lease cost for the years ended December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
	(In millions)
Operating lease cost	$39	$41	$14	$17
Finance lease cost:
Amortization of right-of-use assets	5	4	4	4
Interest of lease liabilities	—	—	—	—
Total finance lease cost	5	4	4	4
Variable lease cost	10	10	—	—
Short-term lease cost	12	10	6	3
	$66	$65	$24	$24
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to other assets.
The following is a summary of other information related to leases for the years ended December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$3	$5	$2	$5
Operating cash flows for operating leases	$40	$40	$14	$16
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18	$68	$—	$27
Finance leases	$19	$8	$14	$—

Weighted Average Remaining Lease Term (Years)
Operating leases	9.3	9.7	10.4	10.6
Finance leases	7.6	9.1	3.1	2.0

Weighted Average Discount Rate
Operating leases	3.4%	3.5%	3.3%	3.3%
Finance leases	2.0%	3.1%	1.0%	3.1%
The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2020 are as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2021	$37	$8	$13	$6
2022	31	8	12	6
2023	22	8	10	6
2024	13	2	8	1
2025	8	1	6	—
2026 and thereafter	61	7	32	—
Total future minimum lease payments	172	34	81	19
Imputed interest	(28)	(3)	(14)	—
Lease liabilities	$144	$31	$67	$19

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Finance leases reported on the Consolidated Statements of Financial Position are as follows for the years ended December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$29	$15	$16	$7
Current lease liabilities, within Current Liabilities — Other	$7	$4	$6	$3
Long-term lease liabilities	$24	$11	$13	$4
Lessor
During 2020, DTE Energy executed a sale of membership interests in the REF business accounted for as a finance lease arrangement with a term of less than 2 years, resulting in a net investment in finance leases of $8 million and selling profit of $11 million. Also in 2020, DTE Energy completed construction of and began operating certain energy infrastructure assets for a large industrial customer under a long-term agreement, where the assets will transfer to the customer at the end of the contract term in 2040. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing a net investment of $133 million.
DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a finance lease contract that has been renewed through 2025, with additional renewal options reasonably certain to be exercised through 2040. DTE Energy owns a 40% interest in the Vector Pipeline. DTE Energy's net investment in finance leases relating to Vector Pipeline was $39 million at December 31, 2020, and is included in the finance leases table below.
DTE Energy also leases various assets under operating leases for a pipeline, energy facilities and related equipment. Such leases are comprised of both fixed payments and variable payments which are contingent on volumes, with terms ranging from 2 to 24 years. Generally, the operating leases do not have renewal provisions or options to purchase the assets at the end of the lease. The operating leases generally do not have termination for convenience provisions. Termination may be allowed under specific circumstances stated in the lease contract, such as under an event of default.
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
DTE Energy’s lease income associated with operating leases was as follows for the years ended December 31:

	2020	2019
	(In millions)
Fixed payments(a)	$66	$65
Variable payments(a)	124	128
	$190	$193
_______________________________________
(a)Includes $108 million and $130 million of lease payments reported in Operating Revenues and $82 million and $63 million of lease payments reported in Other income on DTE Energy's Consolidated Statements of Operations as of December 31, 2020 and 2019, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2020 are as follows:

DTE Energy
(In millions)
2021	$62
2022	22
2023	22
2024	22
2025	19
2026 and thereafter	175
$322
Depreciation expense associated with DTE Energy's property under operating leases was $27 million and $26 million for the years ended December 31, 2020 and 2019, respectively.
The following is a summary of property under operating leases for DTE Energy as of December 31:

	2020	2019
	(In millions)
Gross property under operating leases	$447	$445
Accumulated amortization of property under operating leases	$197	$173
The components of DTE Energy’s net investment in finance leases for remaining periods as of December 31, 2020 are as follows:

DTE Energy
(In millions)
2021	$24
2022	20
2023	19
2024	19
2025	19
2026 and thereafter	253
Total minimum future lease receipts	354
Residual value of leased pipeline	17
Less unearned income	193
Net investment in finance lease	178
Less current portion	9
$169
Interest income recognized under finance leases was $16 million and $5 million for the years ended December 31, 2020 and 2019, respectively, including $4 million relating to Vector Pipeline for both periods.

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
In May 2020, the Registrants, the United States, and the Sierra Club reached a settlement, which was memorialized in the form of a Consent Decree and a separate settlement agreement (Separate Agreement) between the Registrants and Sierra Club. The Consent Decree was submitted and received by the U.S. District Court and the public comment period ended on June 14, 2020. The Consent Decree was entered with the U.S. District Court with an effective date of July 23, 2020 and DTE Electric subsequently paid a civil penalty of $2 million.
Sierra Club submitted the Separate Agreement for entry by the U.S. District Court on May 22, 2020; however, the United States opposed the entry of the Separate Agreement. After reviewing the matter, the U.S. District Court determined that the Separate Agreement is a private settlement agreement and therefore, it should not be incorporated into the Consent Decree or entered by the Court. Based on this, Sierra Club voluntarily withdrew its initial complaint in the case, acknowledging that it has resolved the matter privately with DTE Electric by way of the Separate Agreement. On December 3, 2020, the U.S. District Court entered an Opinion and Order Granting Intervenor's Motion for Voluntary Dismissal.
As of December 31, 2020, $5 million remains accrued for the settlement with spend expected to begin in early 2021. The Separate Agreement also requires DTE to contribute at least $2 million to community based environmental projects, no later than June 30, 2021.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE Rule requires the state of Michigan to submit a plan in 2022 that includes GHG standards for existing coal-fired power plant units in Michigan. These final rules do not impact DTE Energy's commitment for its electric utility operations to reduce carbon emissions 32% by 2023, 50% by 2030, and 80% by 2040 from 2005 carbon emissions levels, or its goal of net zero emissions for its electric utility operations by 2050.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2020 and 2019, DTE Electric had $10 million and $8 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016, July 2018, September 2020, and November 2020. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant.
On September 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" became effective and establishes April 11, 2021 as the new deadline for all unlined impoundments (including units previously classified as "clay-lined") to initiate closure. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, an additional revision to the CCR Rule "A Holistic Approach to Closure Part B: Alternate Demonstration for Unlined Surface Impoundments" was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric is currently evaluating both final rules to determine any changes to DTE Electric's plans in the operation and closure of coal ash impoundments.
At the State level, legislation was signed by the Governor in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the bill provides the basis of a CCR program that EGLE has submitted to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program.
In October 2020, the EPA published in the Federal Register the final version of the ELG Reconsideration Rule (Final Rule) which updates the 2015 ELG Rule (2015 Rule). The Final Rule establishes the technology-based effluent limitations guidelines and standards applicable to flue gas desulfurization (FGD) wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water and FGD wastewater retrofits to be "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued a NPDES permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021 based on the 2015 Rule. Due to completion of the Final Rule in 2020, the compliance deadlines within the NPDES permit for Belle River Power Plant will be revised accordingly. No new permits that would require ELG compliance have been issued for other facilities, consequently no compliance timelines have been established.
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and FGD wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On October 13, 2020, the EPA finalized the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule. The Reconsideration Rule revises requirements for two specific waste streams produced by steam electric power plants: FGD wastewater and bottom ash transport water. The Reconsideration Rule also provides additional compliance opportunities by finalizing low utilization and cessation of coal burning subcategories. The Reconsideration Rule provides new opportunities for DTE Electric to evaluate existing ELG compliance strategies and make any necessary adjustments to ensure full compliance with the ELGs in a cost effective manner.
DTE Electric is currently evaluating compliance strategies, technologies and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the final rule.
DTE Electric has estimated the impact of the CCR and ELG rules to be $721 million of capital expenditures, including $601 million through 2025.

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
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2020 and 2019, DTE Gas had $24 million and $25 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued an FOV to EES Coke, the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke also responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. Discussions with the EPA are ongoing. At the present time, DTE Energy cannot predict the outcome or financial impact of this FOV.
In January 2021, DTE Midstream announced a goal to achieve net zero greenhouse gas emissions by 2050, including a 30% reduction in carbon emissions in the next decade. To achieve this goal, DTE Midstream plans comprehensive integration of carbon capture strategies to reduce carbon emissions in its operations.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. EGLE has not made a final determination on SIP strategy for this area, pending the EPA's review of a clean data determination request. Until agency plans are final, DTE Energy is unable to determine the impacts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2020 was approximately $400 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2020 was $581 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS is party to certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. In conjunction with these agreements, DTE Energy provided certain guarantees on behalf of NEXUS to DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $209 million and $335 million at December 31, 2020, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS is also party to certain 15-year capacity agreements for the transportation of natural gas with Vector, an equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at December 31, 2020, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $50 million at December 31, 2020. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2020, DTE Energy had $125 million of performance bonds outstanding, including $69 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payment under the line of credit at December 31, 2020 is $55 million. The funding of a loan under the terms of the credit facility is considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximate 2,800 represented employees. The majority of the represented employees are under contracts that expire in 2021 and 2022.
Purchase Commitments
As of December 31, 2020, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2021 through 2051 for DTE Energy, and 2021 through 2051 for DTE Electric, as detailed in the following table:

	DTE Energy	DTE Electric
	(In millions)
2021	$2,998	$1,132
2022	1,142	246
2023	804	226
2024	520	159
2025	397	209
2026 and thereafter	1,634	969
	$7,495	$2,941
Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $4.2 billion and $3.0 billion in 2021 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2021 annual capital expenditures and contributions to equity method investees.
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
Impacts from the COVID-19 pandemic for the year ended December 31, 2020 include a reduction in DTE Electric sales volumes from commercial and industrial customers and an increase in residential customer sales volumes. This shift contributed to a net reduction in DTE Electric sales volumes for the year ended December 31, 2020, but the impact to earnings has been mitigated by favorable rate mix.
Operation and maintenance expense has also been impacted by COVID-19, primarily at DTE Electric, due to higher costs for personal protective equipment and other health and safety-related costs, including shift premiums and related expenses associated with the sequestration of certain employees critical to continued operations. The Registrants implemented certain cost savings initiatives to offset some of these impacts, to the extent they did not affect safety or reliability of service. Impacts from the COVID-19 pandemic did not have a material effect on the Registrants' capital spending.
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
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary to the Consolidated Financial Statements as of December 31, 2020.
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
DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property, and decommissioning. The combined coverage limit for total property damage is $2.75 billion. The total limit for property damage for non-nuclear events is $1.8 billion and an aggregate of $328 million of coverage for extra expenses over a two-year period.
On December 20, 2019, the Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed, extending TRIA through December 31, 2027. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $43 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
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
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2020:

Registrants
	DTE Energy	DTE Electric
Qualified Pension Plans
DTE Energy Company Retirement Plan	X	X
DTE Gas Company Retirement Plan for Employees Covered by Collective Bargaining Agreements	X
Shenango Inc. Pension Plan(a)	X
Non-qualified Pension Plans
DTE Energy Company Supplemental Retirement Plan(b)	X	X
DTE Energy Company Executive Supplemental Retirement Plan(b)	X	X
DTE Energy Company Supplemental Severance Benefit Plan	X
Other Postretirement Benefit Plans
The DTE Energy Company Comprehensive Non-Health Welfare Plan	X	X
The DTE Energy Company Comprehensive Retiree Group Health Care Plan	X	X
DTE Supplemental Retiree Benefit Plan	X	X
DTE Energy Company Retiree Reimbursement Arrangement Plan	X	X
_____________________________________
(a)Sponsored by Shenango, LLC
(b)Sponsored by DTE Energy Company

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
Pension Plan Benefits
DTE Energy has qualified defined benefit retirement plans for eligible represented and non-represented employees. The plans are noncontributory and provide traditional retirement benefits based on the employee's years of benefit service, average final compensation, and age at retirement. In addition, certain represented and non-represented employees are covered under cash balance provisions that determine benefits on annual employer contributions and interest credits. DTE Energy also maintains supplemental non-qualified, noncontributory, retirement benefit plans for certain management employees. These plans provide for benefits that supplement those provided by DTE Energy’s other retirement plans.
Net pension cost for DTE Energy includes the following components:

	2020	2019	2018
	(In millions)
Service cost	$99	$84	$99
Interest cost	186	219	202
Expected return on plan assets	(334)	(325)	(329)
Amortization of:
Net actuarial loss	171	131	176
Prior service cost	1	1	—
Settlements	25	2	—
Net pension cost	$148	$112	$148

	2020	2019
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$137	$156
Amortization of net actuarial loss	(193)	(133)
Amortization of prior service cost	(1)	(1)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(57)	$22
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$91	$134

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2020	2019
	(In millions)
Accumulated benefit obligation, end of year	$5,843	$5,387
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$5,810	$5,124
Service cost	99	84
Interest cost	186	219
Actuarial loss	619	719
Special termination benefits	3	—
Benefits paid	(353)	(336)
Settlements	(60)	—
Projected benefit obligation, end of year	$6,304	$5,810
Change in plan assets
Plan assets at fair value, beginning of year	$4,993	$4,273
Actual return on plan assets	815	888
Company contributions	102	168
Benefits paid	(353)	(336)
Settlements	(60)	—
Plan assets at fair value, end of year	$5,497	$4,993
Funded status	$(807)	$(817)
Amount recorded as:
Current liabilities	$(10)	$(9)
Noncurrent liabilities	(797)	(808)
	$(807)	$(817)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$142	$153
Prior service cost	3	4
	$145	$157
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,949	$1,995
Prior service credit	(11)	(12)
	$1,938	$1,983
______________________________________
(a)See Note 10 to the Consolidated Financial Statements, "Regulatory Matters."
The increases in DTE Energy's pension benefit obligation for the years ended December 31, 2020 and 2019 were primarily due to actuarial loss in both periods, which was primarily driven by decreases in discount rates. The increase in the pension benefit obligation in 2020 was partially offset by a one-time settlement described below.
In December 2020, a DTE Energy non-regulated qualified pension plan used plan assets to purchase an annuity contract from a third-party insurance company. The annuity contract will be used to settle the benefit obligations for certain plan participants. The transaction resulted in a $60 million reduction to the plan's projected benefit obligation and plan assets, as well as a one-time settlement charge of $22 million. The settlement charge is a component of net pension cost and is included in Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations for the year ended December 31, 2020.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. The following table provides contributions to the qualified pension plans in:

	2020	2019	2018
	(In millions)
DTE Energy	$92	$150	$175
DTE Electric	$60	$100	$175
DTE Energy's contributions of $92 million in 2020 included $82 million of common stock and $10 million of cash. Details of the contribution of common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust are as follows:

Date	Number of Shares	Price per Share	Amount
			(In millions)
September 8, 2020	694,444	$118.08	$82
The above contribution was made on behalf of DTE Electric and DTE Gas, for which DTE Electric and DTE Gas paid DTE Energy cash consideration of $60 million and $22 million, respectively, in September 2020. At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to $107 million in contributions to the qualified pension plans in 2021, including up to $100 million of equity contributions to the qualified pension plans at DTE Electric.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $106 million, $93 million, and $120 million for the years ended December 31, 2020, 2019, and 2018, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
At December 31, 2020, the benefits related to DTE Energy's qualified and non-qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2021	$352
2022	363
2023	368
2024	352
2025	360
2026-2030	1,757
Total	$3,552
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2020	2019	2018
Projected benefit obligation
Discount rate	2.57%	3.28%	4.40%
Rate of compensation increase	3.80%	3.85%	3.85%
Cash balance interest crediting rate	2.00%	3.30%	3.70%
Net pension costs
Discount rate	3.28%	4.40%	3.70%
Rate of compensation increase	3.85%	3.85%	3.85%
Expected long-term rate of return on plan assets	7.10%	7.30%	7.50%
Cash balance interest crediting rate	3.30%	3.70%	3.70%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have long-term rate of return assumptions for the pension plans of 7.00% and other postretirement benefit plans of 6.70% for 2021. The Registrants believe these rates are a reasonable assumption for the long-term rate of return on plan assets for 2021 given the current investment strategy.
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
Target allocations for DTE Energy's pension plan assets as of December 31, 2020 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	18%
U.S. Small Cap and Mid Cap Equity Securities	3
Non-U.S. Equity Securities	16
Fixed Income Securities	38
Hedge Funds and Similar Investments	14
Private Equity and Other	11
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2020 and 2019(a):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$92	$—	$—	$92	$99	$—	$—	$99
Equity Securities
Domestic(d)	167	—	1,093	1,260	172	—	870	1,042
International(e)	100	—	791	891	387	—	322	709
Fixed Income Securities
Governmental(f)	459	95	—	554	569	—	—	569
Corporate(g)	—	1,404	—	1,404	—	1,452	—	1,452
Hedge Funds and Similar Investments(h)	238	61	411	710	169	—	502	671
Private Equity and Other(i)	—	—	586	586	—	—	451	451
DTE Energy Total	$1,056	$1,560	$2,881	$5,497	$1,396	$1,452	$2,145	$4,993
_______________________________________
(a)For a description of levels within the fair value hierarchy, see Note 13 to the Consolidated Financial Statements, "Fair Value."
(b)Amounts represent assets valued at NAV as a practical expedient for fair value.
(c)This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets.
(d)This category represents portfolios of large, medium and small capitalization domestic equities. Investments in this category include exchange-traded securities for which unadjusted quoted prices can be obtained and exchange-traded securities held in a commingled fund classified as NAV assets.
(e)This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category include exchange-traded securities for which unadjusted quoted prices can be obtained and exchange-traded securities held in a commingled fund classified as NAV assets.
(f)This category includes U.S. Treasuries, bonds, and other governmental debt. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services.
(g)This category primarily consists of corporate bonds from diversified industries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quotations from broker or pricing services.
(h)This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds and limited partnership funds are classified as NAV assets.
(i)This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in real estate and private debt. All pricing for investments in this category are classified as NAV assets.
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
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2020 and does not anticipate making any contributions to the trusts in 2021.
DTE Energy and DTE Electric offer a defined contribution VEBA for eligible represented and non-represented employees, in lieu of defined benefit post-employment health care benefits. The Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America for Local 223 employees. DTE Energy contributions to the VEBA for these accounts were $15 million in 2020, $13 million in 2019, and $11 million in 2018, including DTE Electric contributions of $7 million in 2020, and $6 million in 2019, and $5 million in 2018.

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
Net other postretirement credit for DTE Energy includes the following components:

	2020	2019	2018
	(In millions)
Service cost	$26	$22	$27
Interest cost	56	70	69
Expected return on plan assets	(128)	(96)	(143)
Amortization of:
Net actuarial loss	16	12	11
Prior service credit	(19)	(9)	—
Net other postretirement credit	$(49)	$(1)	$(36)

	2020	2019
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(38)	$34
Amortization of net actuarial loss	(16)	(12)
Prior service credit	—	(53)
Amortization of prior service credit	19	9
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(35)	$(22)
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(84)	$(23)
Net other postretirement credit for DTE Electric includes the following components:

	2020	2019	2018
	(In millions)
Service cost	$20	$16	$20
Interest cost	43	53	53
Expected return on plan assets	(87)	(65)	(98)
Amortization of:
Net actuarial loss	11	5	8
Prior service credit	(14)	(7)	—
Net other postretirement cost (credit)	$(27)	$2	$(17)

	2020	2019
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial (gain) loss	$(26)	$41
Amortization of net actuarial loss	(11)	(5)
Prior service credit	—	(33)
Amortization of prior service credit	14	7
Total recognized in Regulatory assets	$(23)	$10
Total recognized in net periodic benefit cost and Regulatory assets	$(50)	$12

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,751	$1,645	$1,337	$1,247
Service cost	26	22	20	16
Interest cost	56	70	43	53
Plan amendments	—	(53)	—	(33)
Actuarial loss	54	153	31	118
Benefits paid	(80)	(86)	(62)	(64)
Accumulated postretirement benefit obligation, end of year	$1,807	$1,751	$1,369	$1,337
Change in plan assets
Plan assets at fair value, beginning of year	$1,819	$1,689	$1,236	$1,158
Actual return on plan assets	220	215	145	141
Benefits paid	(79)	(85)	(61)	(63)
Plan assets at fair value, end of year	$1,960	$1,819	$1,320	$1,236
Funded status	$153	$68	$(49)	$(101)
Amount recorded as:(a)
Noncurrent assets	$561	$454	$335	$266
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(407)	(385)	(384)	(367)
	$153	$68	$(49)	$(101)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial gain	$(7)	$(8)	$—	$—
	$(7)	$(8)	$—	$—
Amounts recognized in Regulatory assets(b)
Net actuarial loss	$234	$289	$156	$193
Prior service credit	(69)	(88)	(48)	(62)
	$165	$201	$108	$131
______________________________________
(a)Prior year balances for DTE Energy were recast to be consistent with the current year gross presentation of Noncurrent assets and Noncurrent liabilities.
(b)See Note 10 to the Consolidated Financial Statements, "Regulatory Matters."
The increases in the Registrants' other postretirement benefit obligation for the years ended December 31, 2020 and 2019 were primarily due to actuarial loss in both periods, which was primarily driven by decreases in discount rates and partially offset by favorable changes in healthcare cost assumptions. The increase in the other postretirement benefit obligation in 2019 was also partially offset by plan amendments.
The following table reflects other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets as of December 31:

	DTE Energy		DTE Electric
	2020	2019	2020	2019
	(In millions)
Accumulated postretirement benefit obligation	$878	$840	$826	$795
Fair value of plan assets	470	454	442	428
Accumulated postretirement benefit obligation in excess of plan assets	$408	$386	$384	$367

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2020, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2021	$82	$62
2022	87	66
2023	91	69
2024	92	70
2025	95	72
2026-2030	497	376
Total	$944	$715
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2020	2019	2018
Accumulated postretirement benefit obligation
Discount rate	2.58%	3.29%	4.40%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2033	2032	2031
Other postretirement benefit costs
Discount rate	3.29%	4.40%	3.70%
Expected long-term rate of return on plan assets	7.20%	7.30%	7.75%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2032	2031	2030
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
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2020 are listed below:

U.S. Large Cap Equity Securities	11%
U.S. Small Cap and Mid Cap Equity Securities	2
Non-U.S. Equity Securities	10
Fixed Income Securities	52
Hedge Funds and Similar Investments	11
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2020 and 2019(a):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$21	$—	$—	$21	$80	$—	$—	$80
Equity Securities
Domestic(d)	51	—	200	251	51	—	273	324
International(e)	23	—	178	201	182	—	89	271
Fixed Income Securities
Governmental(f)	40	45	—	85	74	—	—	74
Corporate(g)	—	477	379	856	—	256	251	507
Hedge Funds and Similar Investments(h)	61	17	124	202	71	—	182	253
Private Equity and Other(i)	—	—	344	344	—	—	310	310
DTE Energy Total	$196	$539	$1,225	$1,960	$458	$256	$1,105	$1,819

DTE Electric asset category:
Short-term Investments(c)	$14	$—	$—	$14	$55	$—	$—	$55
Equity Securities
Domestic(d)	33	—	131	164	34	—	185	219
International(e)	16	—	117	133	124	—	60	184
Fixed Income Securities
Governmental(f)	24	31	—	55	48	—	—	48
Corporate(g)	—	321	263	584	—	168	176	344
Hedge Funds and Similar Investments(h)	41	11	83	135	49	—	123	172
Private Equity and Other(i)	—	—	235	235	—	—	214	214
DTE Electric Total	$128	$363	$829	$1,320	$310	$168	$758	$1,236
_______________________________________
(a)For a description of levels within the fair value hierarchy see Note 13 to the Consolidated Financial Statements, "Fair Value."
(b)Amounts represent assets valued at NAV as a practical expedient for fair value.
(c)This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets.
(d)This category represents portfolios of large, medium and small capitalization domestic equities. Investments in this category include exchange-traded securities for which unadjusted quoted prices can be obtained and exchange-traded securities held in a commingled fund classified as NAV assets.
(e)This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category include exchange-traded securities for which unadjusted quoted prices can be obtained and exchange-traded securities held in a commingled fund classified as NAV assets.
(f)This category includes U.S. Treasuries, bonds and other governmental debt. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services.
(g)This category primarily consists of corporate bonds from diversified industries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.
(h)This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds and limited partnership funds are classified as NAV assets.
(i)This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in real estate and private debt. All investments in this category are classified as NAV assets.

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
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $73 million, $65 million, and $61 million for the years ended December 31, 2020, 2019, and 2018, respectively. For DTE Electric, the cost of these plans was $34 million, $31 million, and $29 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 22 — STOCK-BASED COMPENSATION
DTE Energy’s stock incentive program permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares, and performance units to employees and members of its Board of Directors. As a result of a stock award, a settlement of an award of performance shares, or by exercise of a participant’s stock option, DTE Energy may deliver common stock from its authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DTE Energy in the name of the participant. Key provisions of the stock incentive program are:
•Authorized limit is 16,500,000 shares of common stock;
•Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DTE Energy’s stock on the date of the grant; and
•Imposes the following award limits to a single participant in a single calendar year, (1) options for more than 500,000 shares of common stock; (2) stock awards for more than 150,000 shares of common stock; (3) performance share awards for more than 300,000 shares of common stock (based on the maximum payout under the award); or (4) more than 1,000,000 performance units, which have a face amount of $1.00 each.
DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2020	2019	2018
	(In millions)
Stock-based compensation expense	$63	$71	$64
Tax benefit	$12	$13	$13
Stock-based compensation cost capitalized in Property, plant, and equipment(a)	$—	$16	$11
_______________________________________
(a)In DTE Electric's May 2020 rate order, the MPSC disallowed certain capital expenditures related to incentive compensation. Therefore, beginning in 2020, no stock-based compensation cost will be capitalized in Property, plant, and equipment. Refer to Note 10 to the Consolidated Financial Statements, "Regulatory Matters," for further information.

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
The fair value of awards vested were not material for the years ended December 31, 2020, 2019, and 2018. Compensation cost charged against income was $13 million for the year ended December 31, 2020, and $11 million for the years ended December 31, 2019 and 2018, respectively.
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2020, 2019, and 2018 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded activity relating to performance share awards as follows:

	2020	2019	2018
	(In millions, except per share amounts)
Weighted average grant date fair value of awards granted (per share)	$129.68	$115.85	$105.64
Awards settled in cash(a)	$21	$19	$13
Awards settled in stock(a)	$53	$79	$39
Compensation expense	$50	$60	$53
_______________________________________
(a)Sum of awards settled in cash and stock approximates the intrinsic value of the awards.
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2020:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	1,226,031	$107.35
Grants	383,813	$129.68
Forfeitures	(43,768)	$116.94
Payouts	(438,639)	$99.22
Balance at December 31, 2020	1,127,437	$117.06

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Unrecognized Compensation Costs
As of December 31, 2020, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$19	1.60
Performance shares	49	1.04
	$68	1.19
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2020, 2019, and 2018 for stock-based compensation expense was $37 million, $43 million, and $38 million, respectively.

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
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of tax credits and net operating losses, if applicable. The state and local income tax provisions of the utility subsidiaries are also determined on an individual company basis and recognize the tax benefit of various tax credits and net operating losses, if applicable. The subsidiaries record federal, state, and local income taxes payable to or receivable from DTE Energy based on the federal, state, and local tax provisions of each company.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Electric(a)	$61	$56	$52
Gas	16	12	12
Gas Storage and Pipelines	26	27	36
Power and Industrial Projects	464	596	642
Energy Trading	31	22	27
Corporate and Other	2	2	2
	$600	$715	$771
_______________________________________
(a)Inter-segment billing for the Electric segment includes $2 million relating to Non-utility operations for the year ended December 31, 2020.
Financial data of DTE Energy's business segments follows:

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2020
Operating Revenues — Utility operations	$5,506	1,414	—	—	—	—	(75)	$6,845
Operating Revenues — Non-utility operations	$14	—	754	1,224	3,863	2	(525)	$5,332
Depreciation and amortization	$1,057	157	151	72	5	1	—	$1,443
Interest expense	$337	80	113	37	6	331	(184)	$720
Interest income	$(4)	(5)	(9)	(22)	(2)	(180)	184	$(38)
Equity in earnings of equity method investees	$—	1	106	17	—	8	—	$132
Income Tax Expense (Benefit)	$108	48	116	(40)	12	(77)	—	$167
Net Income (Loss) Attributable to DTE Energy Company	$777	186	315	134	36	(80)	—	$1,368
Investment in equity method investees	$6	12	1,691	125	—	34	—	$1,868
Capital expenditures and acquisitions	$2,701	574	517	186	5	—	—	$3,983
Goodwill	$1,208	743	472	26	17	—	—	$2,466
Total Assets	$26,588	6,339	5,068	696	807	8,071	(2,073)	$45,496

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2019
Operating Revenues — Utility operations	$5,224	1,482	—	—	—	—	(68)	$6,638
Operating Revenues — Non-utility operations	$5	—	501	1,560	4,610	2	(647)	$6,031
Depreciation and amortization	$949	144	94	69	6	1	—	$1,263
Interest expense	$315	78	73	33	8	266	(132)	$641
Interest income	$(2)	(6)	(8)	(9)	(4)	(120)	132	$(17)
Equity in earnings of equity method investees	$1	2	97	14	—	(3)	—	$111
Income Tax Expense (Benefit)	$137	62	74	(63)	17	(75)	—	$152
Net Income (Loss) Attributable to DTE Energy Company	$714	185	204	133	49	(116)	—	$1,169
Investment in equity method investees	$5	11	1,685	130	—	31	—	$1,862
Capital expenditures and acquisitions	$2,368	530	2,510	54	5	—	—	$5,467
Goodwill	$1,208	743	470	26	17	—	—	$2,464
Total Assets	$24,617	5,717	4,832	537	798	7,610	(1,843)	$42,268

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2018
Operating Revenues — Utility operations	$5,298	1,436	—	—	—	—	(64)	$6,670
Operating Revenues — Non-utility operations	$—	—	485	2,204	5,557	3	(707)	$7,542
Depreciation and amortization	$836	133	82	67	5	1	—	$1,124
Interest expense	$283	70	68	31	6	220	(119)	$559
Interest income	$—	(6)	(9)	(9)	(3)	(104)	119	$(12)
Equity in earnings of equity method investees	$—	2	123	3	—	4	—	$132
Income Tax Expense (Benefit)	$193	67	68	(195)	13	(48)	—	$98
Net Income (Loss) Attributable to DTE Energy Company	$664	150	235	161	39	(129)	—	$1,120
Investment in equity method investees	$7	12	1,585	134	—	33	—	$1,771
Capital expenditures and acquisitions	$1,979	460	176	91	5	2	—	$2,713
Goodwill	$1,208	743	299	26	17	—	—	$2,293
Total Assets	$22,501	5,378	3,161	495	909	6,153	(2,309)	$36,288

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the amounts resulting from these transactions included in the Consolidated Statements of Operations for the years ended December 31:

	2020	2019	2018
	(In millions)
Operating Revenues — Utility operations
DTE Gas	$32	$32	$6
Fuel, purchased power, and gas — utility
DTE Electric	$8	$8	$1
DTE Gas	$21	$22	$1
Fuel, purchased power, gas, and other — non-utility
DTE Energy Trading	$27	$13	$1
Other related party transactions with equity method investees include transactions with Vector Pipeline and Millennium Pipeline. Refer to Note 18 to the Consolidated Financial Statements, "Leases," for lease activity related to Vector Pipeline. Other transactions relating to Vector Pipeline and Millennium Pipeline were not material for the years ended December 31, 2020, 2019, and 2018.
DTE Electric has agreements with affiliated companies to sell energy for resale, purchase fuel and power, provide fuel supply services, and provide power plant operation and maintenance services. DTE Electric has agreements with certain DTE Energy affiliates where it charges the affiliates for their use of the shared capital assets of DTE Electric. A shared services company accumulates various corporate support expenses and charges various subsidiaries of DTE Energy, including DTE Electric. DTE Electric records federal, state, and local income taxes payable to or receivable from DTE Energy based on its federal, state, and local tax provisions.
The following is a summary of DTE Electric's transactions with affiliated companies:

	2020	2019	2018
	(In millions)
Revenues and Other Income
Energy sales	$8	$10	$9
Other services	$2	$5	$4
Shared capital assets	$51	$47	$43
Costs
Fuel and purchased power	$16	$9	$7
Other services and interest	$1	$23	$33
Corporate expenses	$367	$372	$377
Other
Dividends declared	$539	$494	$461
Dividends paid	$539	$494	$461
Capital contribution from DTE Energy	$636	$180	$325
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2020 and 2019.
There were $20 million in charitable contributions made by DTE Electric to the DTE Energy Foundation for the year ended December 31, 2020 and no contributions for the years ended December 31, 2019, and 2018. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
See the following notes for other related party transactions impacting DTE Electric’s Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
21	Retirement Benefits and Trusteed Assets
22	Stock-Based Compensation

NOTE 25 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
DTE Energy
The sum of quarterly earnings per share may not equal year-end amounts, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2020
Operating Revenues	$3,022	$2,583	$3,284	$3,288	$12,177
Operating Income	$546	$367	$608	$465	$1,986
Net Income Attributable to DTE Energy Company	$340	$277	$476	$275	$1,368
Basic Earnings per Share	$1.77	$1.44	$2.47	$1.42	$7.09
Diluted Earnings per Share	$1.76	$1.44	$2.46	$1.42	$7.08
2019
Operating Revenues	$3,514	$2,888	$3,119	$3,148	$12,669
Operating Income	$542	$300	$450	$415	$1,707
Net Income Attributable to DTE Energy Company	$401	$182	$319	$267	$1,169
Basic Earnings per Share	$2.20	$0.99	$1.74	$1.40	$6.32
Diluted Earnings per Share	$2.19	$0.99	$1.73	$1.40	$6.31
DTE Electric

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions)
2020
Operating Revenues	$1,212	$1,309	$1,690	$1,295	$5,506
Operating Income	$214	$263	$541	$206	$1,224
Net Income	$94	$183	$400	$101	$778
2019
Operating Revenues	$1,235	$1,190	$1,519	$1,280	$5,224
Operating Income	$226	$223	$440	$224	$1,113
Net Income	$147	$133	$307	$129	$716

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

Item 9B. Other Information
None.

Part III
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be held May 20, 2021. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.
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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
DTE Electric
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of DTE Electric’s consolidated annual financial statements for the years ended December 31, 2020 and 2019 and fees billed for other services rendered by PwC during those periods.

	2020	2019
Audit fees(a)	$1,492,572	$1,408,900
Audit-related fees(b)	12,000	52,000
Total	$1,504,572	$1,460,900
_______________________________________
(a)Represents the aggregate fees for the audits of DTE Electric’s consolidated financial statements included in the Annual Reports on Form 10-K, reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q, and audit services provided in connection with certain regulatory filings and debt issuances. Audit fees are presented on an Audit Year basis in accordance with SEC guidelines and include an estimate of fees incurred for the most recent Audit Year.
(b)Represents the aggregate fees billed for audit-related services and various attest services.
The above listed fees were pre-approved by the DTE Energy Audit Committee. Prior to engagement, the DTE Energy Audit Committee pre-approves these services by category of service. The DTE Energy Audit Committee may delegate to the chair of the Audit Committee, or to one or more other designated members of the Audit Committee, the authority to grant pre-approvals of all permitted services or classes of these permitted services to be provided by the independent auditor. The decision of the designated member to pre-approve a permitted service will be reported to the DTE Energy Audit Committee at the next scheduled meeting.

Part IV
Item 15. Exhibits and Financial Statement Schedules
A.The following documents are filed as part of this Annual Report on Form 10-K.
(a)Consolidated Financial Statements. See "Item 8 — Financial Statements and Supplementary Data."
(b)Financial statement schedule. See "Item 8 — Financial Statements and Supplementary Data."
(c)Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.320	Description of the Company’s: 2016 Series B 5.375% Junior Subordinated Debentures due 2076; 2016 Series F 6.00% Junior Subordinated Debentures due 2076; and 2017 Series E 5.25% Junior Subordinated Debentures due 2077	X

4.321	Description of the Company’s 2020 Series G 4.375% Junior Subordinated Debentures due 2080	X

21.16	Subsidiaries of DTE Energy	X

23.40	Consent of PricewaterhouseCoopers LLP	X

23.41	Consent of PricewaterhouseCoopers LLP		X

31.189	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.190	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.191	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.192	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.189	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.190	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.191	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.192	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

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

Supplemental Indenture dated as of August 1, 2018, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-301 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series D)
X

Supplemental Indenture dated as of June 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-306 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2019). (2019 Series B and C)
X

Supplemental Indenture, dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee creating the Remarketable Notes (Exhibit 4.1 to DTE Energy's Form 8-K dated November 1, 2019). (2019 Series F)
X

Supplemental Indenture dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-310 to DTE Energy’s Form 10-K for the year ended December 31, 2019). (2019 Series G and H)
X

	Description of the Company’s Common Stock (Exhibit 4-311 to DTE Energy’s Form 10-K for the year ended December 31, 2019)	X

	Description of the Company’s 2019 6.25% Corporate Units (Exhibit 4-313 to DTE (Exhibit 4-313 to DTE Energy’s Form 10-K for the year ended December 31, 2019)	X

Supplemental Indenture dated as of August 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-318 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series F)
X

Supplemental Indenture dated as of October 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-319 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series H)
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

Supplemental Indenture dated as of February 1, 2020, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-314 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020). (2020 Series A and B)
		X	X

Supplemental Indenture dated as of April 1, 2020, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-315 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020). (2020 Series C)
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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

4(d)
Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)
X

Fifth Supplemental Indenture dated as of October 1, 2004, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-6 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (5.00% Senior Notes, 2004 Series E due 2019)
X

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (6.04% Senior Notes, 2008 Series B due 2018 and 6.44% Senior Notes, 2008 Series C due 2023)
X

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
X

Fifty-first Supplemental Indenture dated as of August 1, 2020, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-317 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series D and E)
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
X

10(a)
Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, JoAnn Chavez, David E. Meador, Gerardo Norcia, David Ruud and non-employee Directors (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)
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

10(m)
First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009 (Exhibit 10.1 to DTE Energy’s Form 8-K dated December 8, 2009)
X

Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2011 (Exhibit 10.80 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2012)
X

Third Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of February 3, 2016 (Exhibit 10.96 to DTE Energy's Form 10-K for the year ended December 31, 2015)
X

Fourth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of March 13, 2020 (Exhibit 10.109 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
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

Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, JoAnn Chavez, Trevor F. Lauer, David E. Meador and Gerardo Norcia (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

10(v)
Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and each of Lisa A. Muschong, Matthew T. Paul, Mark C. Rolling, David Slater and Mark W. Stiers (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)
X

10(w)	First Amendment to DTE Energy Company Executive Performance Plan Effective May 7, 2015, dated as of February 3, 2016 (Exhibit 10.97 to DTE Energy's Form 10-K for the year ended December 31, 2015)	X

10(x)	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019 (Exhibit 10.107 to DTE Energy's Form 10-K for the year ended December 31, 2019)	X

10(y)
Transition and Separation Agreement between Peter Oleksiak and DTE Energy Corporate Services, LLC, for the benefit of DTE Energy Company dated March 23, 2020 (Exhibit 10.108 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020
X

10(z)
Term Loan Credit Agreement, dated as of March 24, 2020, by and among DTE Energy Company and the lenders party thereto, US. Bank National Association as Administrative Agent and Sole Book Runner and U.S. Bank National Association, KeyBanc Capital Markets Inc. and PNC Capital Markets LLC, as Joint Lead Arrangers (Exhibit 10.110 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(aa)
Term Loan Credit Agreement, dated as of March 27, 2020, by and among DTE Energy Company and the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., as Lead Arranger and Sole Book Runner (Exhibit 10.111 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
X

10(bb)
Term Loan Credit Agreement, dated as of April 3, 2020, by and among DTE Gas Company and the lenders party thereto, The Bank of Nova Scotia as Administrative Agent and The Bank of Nova Scotia as Lead Arranger and Sole Book Runner (Exhibit 10.112 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
X

10(cc)
Term Loan Credit Agreement, dated as of April 8, 2020, by and among DTE Electric Company and the lenders party thereto, The Barclays Bank PLC as Administrative Agent and The Barclays Bank PLC as Lead Arranger and Sole Book Runner (Exhibit 10.113 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
		X	X

10(dd)
Term Loan Agreement, dated as of April 16, 2020, by and among DTE Electric Company and the lenders party thereto, Mizuhu Bank, Ltd. as Administrative Agent, Lead Arranger and Sole Book Runner (Exhibit 10.114 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
		X	X

10(ee)
Term Loan Credit Agreement, dated as of June 30, 2020, by and among DTE Energy Company and the lenders party thereto, Bank of Montreal as Administrative Agent and BMO Capital Markets Corp as Lead Arranger and Sole Book Runner (Exhibit 10.115 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2020)
X

Item 16. Form 10-K Summary
None.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2020	2019	2018
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$91	$91	$49
Additions:
Charged to costs and expenses	103	111	140
Charged to other accounts(a)	50	56	55
Deductions(b)	(140)	(167)	(153)
Balance at End of Period	$104	$91	$91
_______________________________________
(a)Collection of accounts previously written off.
(b)Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2020	2019	2018
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$46	$53	$31
Additions:
Charged to costs and expenses	61	65	85
Charged to other accounts(a)	30	36	36
Deductions(b)	(80)	(108)	(99)
Balance at End of Period	$57	$46	$53
_______________________________________
(a)Collection of accounts previously written off.
(b)Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia President and Chief Executive Officer
Date: February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia President, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ MARK C. ROLLING	By:	/S/ RUTH G. SHAW
	Mark C. Rolling Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		Ruth G. Shaw, Director

By:	/S/ GERARD M. ANDERSON	By:	/S/ ROBERT C. SKAGGS, JR.
	Gerard M. Anderson		Robert C. Skaggs, Jr., Director
Executive Chairman, and Director

By:	/S/ DAVID A. BRANDON	By:	/S/ DAVID A. THOMAS
	David A. Brandon, Director		David A. Thomas, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ GARY TORGOW
	Charles G. McClure Jr., Director		Gary Torgow, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ JAMES H. VANDENBERGHE
	Gail J. McGovern, Director		James H. Vandenberghe, Director

By:	/S/ MARK A. MURRAY	By:	/S/ VALERIE M. WILLIAMS
	Mark A. Murray, Director		Valerie M. Williams, Director

Date: February 19, 2021

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia President and Chief Executive Officer
Date: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia President, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ MARK C. ROLLING	By:	/S/ JOANN CHAVEZ
	Mark C. Rolling Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		JoAnn Chavez, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director
Date: February 19, 2021
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.