Form 10-Q
period 2021-03-31
DTE ENERGY CO; DTE Electric Co
filed 2021-04-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2021
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2021:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,727,361

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

ASU	Accounting Standards Update issued by the FASB

Blue Union	Blue Union gathering system is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of Blue Union in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Midstream	DTE Energy's natural gas pipeline, storage, and gathering non-utility, which comprises the Gas Storage and Pipelines segment and certain DTE Energy holding company activity currently included in the Corporate and Other segment

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

ERCOT	Electric Reliability Council of Texas, the independent power market operator for substantially all of the Texas power market

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures.

DEFINITIONS

LEAP	Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019 and this asset is part of DTE Energy's Gas Storage and Pipelines segment

LIBOR	London Inter-Bank Offered Rates

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SGG	Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment.

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of the City of Detroit's Public Lighting Department customers to DTE Electric's distribution system

USD	United States Dollar ($)

VIE	Variable Interest Entity

DEFINITIONS

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2020 Annual Report on Form 10-K.

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,953	$1,733
Non-utility operations	1,825	1,289
	3,778	3,022

Operating Expenses
Fuel, purchased power, and gas — utility	544	467
Fuel, purchased power, gas, and other — non-utility	1,600	968
Operation and maintenance	608	579
Depreciation and amortization	368	353
Taxes other than income	122	119
Asset (gains) losses and impairments, net	(1)	(10)
	3,241	2,476
Operating Income	537	546

Other (Income) and Deductions
Interest expense	181	175
Interest income	(7)	(10)
Non-operating retirement benefits, net	4	9
Other income	(76)	(65)
Other expenses	10	46
	112	155
Income Before Income Taxes	425	391

Income Tax Expense	28	49

Net Income	397	342

Less: Net Income Attributable to Noncontrolling Interests	—	2

Net Income Attributable to DTE Energy Company	$397	$340

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.05	$1.77

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.05	$1.76

Weighted Average Common Shares Outstanding
Basic	194	192
Diluted	194	192

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net Income	$397	$342

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1 for both periods	2	3
Net unrealized gains (losses) on derivatives, net of taxes of $— for both periods	1	1
Foreign currency translation	—	(1)
Other comprehensive income	3	3

Comprehensive income	400	345
Less: Comprehensive income attributable to noncontrolling interests	—	2
Comprehensive Income Attributable to DTE Energy Company	$400	$343

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,568	$514
Restricted cash	2	2
Accounts receivable (less allowance for doubtful accounts of $123 and $104, respectively)
Customer	1,553	1,665
Other	132	127
Inventories
Fuel and gas	204	335
Materials, supplies, and other	460	381
Derivative assets	73	116
Regulatory assets	117	129
Other	267	229
	4,376	3,498
Investments
Nuclear decommissioning trust funds	1,924	1,855
Investments in equity method investees	1,856	1,868
Other	197	196
	3,977	3,919
Property
Property, plant, and equipment	38,430	37,997
Accumulated depreciation and amortization	(10,158)	(10,028)
	28,272	27,969
Other Assets
Goodwill	2,466	2,466
Regulatory assets	4,070	4,128
Intangible assets	2,318	2,339
Notes receivable	304	280
Derivative assets	37	40
Prepaid postretirement costs	576	561
Operating lease right-of-use assets	145	152
Other	158	144
	10,074	10,110
Total Assets	$46,699	$45,496

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$955	$1,029
Accrued interest	169	158
Dividends payable	210	210
Short-term borrowings	52	38
Current portion long-term debt, including finance leases	469	469
Derivative liabilities	89	68
Gas inventory equalization	68	—
Regulatory liabilities	29	39
Operating lease liabilities	33	33
Other	521	647
	2,595	2,691
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	18,796	17,802
Junior subordinated debentures	1,175	1,175
Finance lease liabilities	22	24
	19,993	19,001
Other Liabilities
Deferred income taxes	2,894	2,822
Regulatory liabilities	3,416	3,363
Asset retirement obligations	2,879	2,839
Unamortized investment tax credit	160	162
Derivative liabilities	119	60
Accrued pension liability	773	797
Accrued postretirement liability	404	407
Nuclear decommissioning	295	283
Operating lease liabilities	105	111
Other	352	371
	11,397	11,215
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,727,361 and 193,770,617 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	5,344	5,406
Retained earnings	7,342	7,156
Accumulated other comprehensive loss	(134)	(137)
Total DTE Energy Company Equity	12,552	12,425
Noncontrolling interests	162	164
Total Equity	12,714	12,589
Total Liabilities and Equity	$46,699	$45,496

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Activities
Net Income	$397	$342
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	368	353
Nuclear fuel amortization	15	13
Allowance for equity funds used during construction	(7)	(6)
Deferred income taxes	41	213
Equity earnings of equity method investees	(32)	(29)
Dividends from equity method investees	42	39
Asset (gains) losses and impairments, net	1	(6)
Changes in assets and liabilities:
Accounts receivable, net	107	151
Inventories	52	55
Prepaid postretirement benefit costs	(15)	(14)
Accounts payable	(20)	(24)
Gas inventory equalization	68	62
Accrued pension liability	(24)	(13)
Accrued postretirement liability	(3)	—
Derivative assets and liabilities	126	(30)
Regulatory assets and liabilities	128	(149)
Other current and noncurrent assets and liabilities	(187)	104
Net cash from operating activities	1,057	1,061
Investing Activities
Plant and equipment expenditures — utility	(630)	(993)
Plant and equipment expenditures — non-utility	(39)	(195)
Acquisitions related to business combinations, net of cash acquired	—	(128)
Proceeds from sale of assets	1	4
Proceeds from sale of nuclear decommissioning trust fund assets	271	439
Investment in nuclear decommissioning trust funds	(273)	(438)
Distributions from equity method investees	4	1
Contributions to equity method investees	(2)	(15)
Notes receivable	(27)	(14)
Other	(10)	(3)
Net cash used for investing activities	(705)	(1,342)
Financing Activities
Issuance of long-term debt, net of issuance costs	989	1,092
Redemption of long-term debt	—	(300)
Short-term borrowings, net	14	303
Repurchase of common stock	(54)	—
Dividends paid on common stock	(210)	(195)
Contributions from noncontrolling interests, principally REF entities	12	10
Distributions to noncontrolling interests	(14)	(10)
Other	(35)	(36)
Net cash from financing activities	702	864
Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,054	583
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	516	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,570	$676

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$208	$285
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income	—	—	397	—	—	397
Dividends declared on common stock ($1.09 per Common Share)	—	—	(210)	—	—	(210)
Repurchase of common stock	(430)	(54)	—	—	—	(54)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	386	(8)	(1)	—	(2)	(11)
Balance, March 31, 2021	193,727	$5,344	$7,342	$(134)	$162	$12,714

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	340	—	2	342
Dividends declared on common stock ($1.01 per Common Share)	—	—	(195)	—	—	(195)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	403	2	—	—	—	2
Balance, March 31, 2020	192,612	$5,235	$6,732	$(145)	$166	$11,988

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,360	$1,212

Operating Expenses
Fuel and purchased power — utility	362	297
Operation and maintenance	357	360
Depreciation and amortization	260	258
Taxes other than income	82	83
	1,061	998
Operating Income	299	214

Other (Income) and Deductions
Interest expense	82	81
Interest income	—	(2)
Other income	(19)	(13)
Other expenses	8	41
	71	107
Income Before Income Taxes	228	107

Income Tax Expense	20	13

Net Income	$208	$94

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net Income	$208	$94
Other comprehensive income	—	—
Comprehensive Income	$208	$94

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$878	$16
Accounts receivable (less allowance for doubtful accounts of $59 and $57, respectively)
Customer	664	763
Affiliates	5	13
Other	55	62
Inventories
Fuel	137	187
Materials and supplies	318	292
Regulatory assets	106	123
Other	122	71
	2,285	1,527
Investments
Nuclear decommissioning trust funds	1,924	1,855
Other	44	42
	1,968	1,897
Property
Property, plant, and equipment	26,481	26,171
Accumulated depreciation and amortization	(7,112)	(7,050)
	19,369	19,121
Other Assets
Regulatory assets	3,404	3,440
Intangible assets	6	11
Prepaid postretirement costs — affiliates	343	335
Operating lease right-of-use assets	73	75
Other	115	107
	3,941	3,968
Total Assets	$27,563	$26,513

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$70	$62
Other	361	410
Accrued interest	79	91
Current portion long-term debt, including finance leases	468	468
Regulatory liabilities	24	18
Short-term borrowings
Affiliates	78	101
Operating lease liabilities	11	11
Other	169	219
	1,260	1,380
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,764	7,774
Finance lease liabilities	11	13
	8,775	7,787
Other Liabilities
Deferred income taxes	2,560	2,525
Regulatory liabilities	2,485	2,432
Asset retirement obligations	2,645	2,607
Unamortized investment tax credit	160	162
Nuclear decommissioning	295	283
Accrued pension liability — affiliates	719	731
Accrued postretirement liability — affiliates	382	384
Operating lease liabilities	54	56
Other	97	96
	9,397	9,276
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	5,447	5,447
Retained earnings	2,684	2,623
Total Shareholder’s Equity	8,131	8,070
Total Liabilities and Shareholder’s Equity	$27,563	$26,513

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Activities
Net Income	$208	$94
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	260	258
Nuclear fuel amortization	15	13
Allowance for equity funds used during construction	(6)	(6)
Deferred income taxes	15	7
Changes in assets and liabilities:
Accounts receivable, net	114	54
Inventories	24	(18)
Accounts payable	(8)	106
Prepaid postretirement benefit costs — affiliates	(8)	—
Accrued pension liability — affiliates	(12)	(6)
Accrued postretirement liability — affiliates	(2)	(8)
Regulatory assets and liabilities	121	(152)
Other current and noncurrent assets and liabilities	(150)	132
Net cash from operating activities	571	474
Investing Activities
Plant and equipment expenditures	(502)	(871)
Proceeds from sale of nuclear decommissioning trust fund assets	271	439
Investment in nuclear decommissioning trust funds	(273)	(438)
Other	(9)	(2)
Net cash used for investing activities	(513)	(872)
Financing Activities
Issuance of long-term debt, net of issuance costs	989	1,092
Redemption of long-term debt	—	(300)
Short-term borrowings, net — affiliate	(23)	42
Short-term borrowings, net — other	—	(283)
Dividends paid on common stock	(147)	(135)
Other	(15)	(17)
Net cash from financing activities	804	399
Net Increase in Cash and Cash Equivalents	862	1
Cash and Cash Equivalents at Beginning of Period	16	12
Cash and Cash Equivalents at End of Period	$878	$13

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$141	$138

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	208	208
Dividends declared on common stock	—	—	—	(147)	(147)
Balance, March 31, 2021	138,632	1,386	4,061	2,684	8,131

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	94	94
Dividends declared on common stock	—	—	—	(135)	(135)
Balance, March 31, 2020	138,632	1,386	3,425	2,343	7,154

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Dispositions	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2020 Annual Report on Form 10-K.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2021.
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
The Registrants have variable interests in NEXUS, which include DTE Energy's 50% ownership interest and DTE Electric's transportation services contract. NEXUS is a joint venture which owns a 256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS also owns Generation Pipeline, LLC, a 25-mile regulated pipeline system located in northern Ohio. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for its ownership interest in NEXUS under the equity method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts, including the transportation services contract with NEXUS. As of March 31, 2021, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2021, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and, for DTE Energy, in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has loaned or guaranteed. See Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements and credit agreement related to Brilliant Energy, LLC, a non-consolidated VIE and customer of DTE Energy Trading.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2021 and December 31, 2020. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	March 31, 2021			December 31, 2020
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$21	$23	$44	$34	$20	$54
Accounts receivable	9	22	31	8	28	36
Inventories	—	52	52	—	107	107
Property, plant, and equipment, net	400	19	419	402	23	425
Goodwill	25	—	25	25	—	25
Intangible assets	524	—	524	527	—	527
Other current and long-term assets	1	47	48	2	33	35
	$980	$163	$1,143	$998	$211	$1,209

LIABILITIES
Accounts payable and accrued current liabilities	$—	$19	$19	$—	$22	$22
Short-term borrowings	—	52	52	—	38	38
Other current and long-term liabilities	7	4	11	7	4	11
	$7	$75	$82	$7	$64	$71
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 85% at March 31, 2021 and December 31, 2020.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Investments in equity method investees	$1,496	$1,507
Notes receivable	$48	$47
Future funding commitments	$22	$26

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Equity earnings of equity method investees	$32	$29
Income from REF entities	24	23
Contract services	8	7
Allowance for equity funds used during construction	7	6
Gains from rabbi trust securities(a)	2	—
Other	3	—
	$76	$65
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Contract services	8	7
Allowance for equity funds used during construction	6	6
Gains from rabbi trust securities allocated from DTE Energy(a)	$2	$—
Other	3	—
	$19	$13
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the three months ended March 31, 2021 and 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended March 31,
	2021	2020
DTE Energy	7%	13%
DTE Electric	9%	12%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 6% decrease in DTE Energy's effective tax rate for the three months ended March 31, 2021 was primarily due to an increase in production tax credits of 3% and higher amortization of the TCJA regulatory liability of 2%.
The 3% decrease in DTE Electric's effective tax rate for the three months ended March 31, 2021 was primarily due to an increase in production tax credits of 2% and higher amortization of the TCJA regulatory liability of 1%.
DTE Electric had income tax receivables with DTE Energy of $3 million and $8 million at March 31, 2021 and December 31, 2020, respectively.
Unrecognized Compensation Costs
As of March 31, 2021, DTE Energy had $111 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.85 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $14 million and $9 million for the three months ended March 31, 2021 and 2020, respectively.
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
The Registrants monitor the credit quality of their financing receivables on a regular basis by reviewing credit quality indicators and monitoring for trigger events, such as a credit rating downgrade or bankruptcy. Credit quality indicators include, but are not limited to, ratings by credit agencies where available, collection history, collateral, counterparty financial statements and other internal metrics. Utilizing such data, the Registrants have determined three internal grades of credit quality. Internal grade 1 includes financing receivables for counterparties where credit rating agencies have ranked the counterparty as investment grade. To the extent credit ratings are not available, the Registrants utilize other credit quality indicators to determine the level of risk associated with the financing receivable. Internal grade 1 may include financing receivables for counterparties for which credit rating agencies have ranked the counterparty as below investment grade; however, due to favorable information on other credit quality indicators, the Registrants have determined the risk level to be similar to that of an investment grade counterparty. Internal grade 2 includes financing receivables for counterparties with limited credit information and those with a higher risk profile based upon credit quality indicators. Internal grade 3 reflects financing receivables for which the counterparties have the greatest level of risk, including those in bankruptcy status.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2021.

	DTE Energy				DTE Electric
	Year of origination
	2021	2020	2019 and Prior	Total	2021 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$23	$23	$14
Internal grade 2	1	64	52	117	2
Total notes receivable(a)	$1	$64	$75	$140	$16

Net investment in leases
Net investment in leases, internal grade 1	$—	$4	$39	$43	$—
Net investment in leases, internal grade 2	—	161	1	162	—
Total net investment in leases(a)	$—	$165	$40	$205	$—
_______________________________________
(a)For DTE Energy, included in Current Assets — Other and Other Assets — Notes Receivable on the Consolidated Statements of Financial Position. For DTE Electric, included in Other Assets — Other on the Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	30	—	30	12
Write-offs charged against allowance	(36)	—	(36)	(24)
Recoveries of amounts previously written off	25	—	25	14
Ending reserve balance, March 31, 2021	$120	$3	$123	$59

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020	$87	$4	$91	$46
Current period provision	34	1	35	17
Write-offs charged against allowance	(51)	(1)	(52)	(30)
Recoveries of amounts previously written off	16	—	16	10
Ending reserve balance, March 31, 2020	$86	$4	$90	$43
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts. For DTE Energy, uncollectible expense was $31 million and $33 million for the three months ended March 31, 2021 and 2020, respectively. For DTE Electric, uncollectible expense was $11 million and $17 million for the three months ended March 31, 2021 and 2020, respectively.
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2021.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The Registrants adopted the ASU effective January 1, 2021 using the modified retrospective and prospective approaches, where applicable. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts indexed to and potentially settled in an entity's own equity. The Registrants adopted the ASU effective January 1, 2021 using the modified retrospective approach. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Recently Issued Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. The amendments in this update provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance can be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The optional relief is temporary and cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Registrants presently have various contracts that reference LIBOR and are assessing how this standard may be applied to specific contract modifications.

NOTE 4 — DISPOSITIONS
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Electric(a)
Residential	$672	$599
Commercial	451	426
Industrial	159	156
Other(b)	82	35
Total Electric operating revenues(c)	$1,364	$1,216

Gas
Gas sales	$461	$394
End User Transportation	85	77
Intermediate Transportation	26	26
Other(b)	40	43
Total Gas operating revenues(d)	$612	$540

Other segment operating revenues
Gas Storage and Pipelines(e)	$197	$170
Power and Industrial Projects(f)	$366	$407
Energy Trading(g)	$1,439	$913
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $4 million of Other revenues related to DTE Sustainable Generation for the three months ended March 31, 2021 and 2020.
(b)Includes revenue adjustments related to various regulatory mechanisms.
(c)Includes $3 million and $4 million of Other revenues for the three months ended March 31, 2021 and 2020, respectively, which are outside the scope of Topic 606.
(d)Includes $2 million under Alternative Revenue Programs for the three months ended March 31, 2020 and $2 million of Other revenues for both the three months ended March 31, 2021 and 2020, which are all outside the scope of Topic 606.
(e)Includes revenues outside the scope of Topic 606 primarily related to $2 million of contracts accounted for as leases for the three months ended March 31, 2021 and 2020.
(f)Includes revenues outside the scope of Topic 606 primarily related to $21 million and $27 million of contracts accounted for as leases for the three months ended March 31, 2021 and 2020, respectively.
(g)Includes revenues outside the scope of Topic 606 primarily related to $1.1 billion and $637 million of derivatives for the three months ended March 31, 2021 and 2020, respectively.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2021	$87
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	21
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(13)
Ending Balance, March 31, 2021	$95
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2021	$60
2022	13
2023	3
2024	3
2025	7
2026 and thereafter	9
$95
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2021	$221	$6
2022	373	7
2023	302	7
2024	191	7
2025	120	1
2026 and thereafter	502	—
	$1,709	$28

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — REGULATORY MATTERS
2020-2021 Accounting Applications
On July 9, 2020, the MPSC approved DTE Electric's request to accelerate amortization of the portion of its refundable federal income taxes regulatory liability related to non-plant accumulated deferred income tax balances that resulted from the TCJA. DTE Electric was authorized to increase amortization by $102 million beginning in May 2021, which would fully amortize this portion of the liability by the end of 2021 instead of April 2033. The accelerated amortization would not impact customer rates and would allow DTE Electric to defer its next rate case filing previously set for July 2020 to March 2021.
On February 26, 2021, DTE Electric filed an additional application requesting a delay in the accelerated amortization approved in the 2020 application. DTE Electric requested delaying the start of amortization from May 2021 to December 1, 2021, which would fully amortize these balances by the end of 2022 and allow DTE Electric to further defer its next rate case filing to October 2021 or later. The accounting application was approved by the MPSC on April 8, 2021.
2021 Securitization Filing
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requests collection of these qualifying costs from DTE Electric's customers. A final MPSC order is expected by the end of June 2021.
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$397	$340
Less: Allocation of earnings to net restricted stock awards	—	1
Net income available to common shareholders — basic	$397	$339

Average number of common shares outstanding — basic	194	192
Basic Earnings per Common Share	$2.05	$1.77

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$397	$340
Less: Allocation of earnings to net restricted stock awards	—	1
Net income available to common shareholders — diluted	$397	$339

Average number of common shares outstanding — diluted	194	192
Diluted Earnings per Common Share(a)	$2.05	$1.76
_______________________________________
(a)Equity Units excluded from the calculation of diluted EPS were approximately 10.3 million for both the three months ended March 31, 2021 and 2020, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2021 and December 31, 2020. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2021						December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$1,500	$—	$—	$—	$—	$1,500	$438	$—	$—	$—	$—	$438
Nuclear decommissioning trusts
Equity securities	999	—	—	205	—	1,204	947	—	—	222	—	1,169
Fixed income securities	107	385	—	86	—	578	102	371	—	82	—	555
Private equity and other	—	—	—	122	—	122	—	—	—	104	—	104
Cash equivalents	20	—	—	—	—	20	27	—	—	—	—	27
Other investments(d)
Equity securities	58	—	—	—	—	58	55	—	—	—	—	55
Fixed income securities	7	—	—	—	—	7	8	—	—	—	—	8
Cash equivalents	98	—	—	—	—	98	97	—	—	—	—	97
Derivative assets
Commodity contracts(e)
Natural gas	49	72	42	—	(106)	57	99	74	60	—	(156)	77
Electricity	—	118	20	—	(100)	38	—	128	52	—	(120)	60
Environmental & Other	—	258	1	—	(244)	15	—	150	4	—	(135)	19
Total derivative assets	49	448	63	—	(450)	110	99	352	116	—	(411)	156
Total	$2,838	$833	$63	$413	$(450)	$3,697	$1,773	$723	$116	$408	$(411)	$2,609

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(36)	$(79)	$(131)	$—	$108	$(138)	$(88)	$(59)	$(76)	$—	$151	$(72)
Electricity	—	(111)	(39)	—	98	(52)	—	(126)	(42)	—	125	(43)
Environmental & Other	—	(250)	—	—	238	(12)	—	(137)	—	—	129	(8)
Foreign currency exchange contracts	—	(6)	—	—	—	(6)	—	(5)		—	—	(5)
Total	$(36)	$(446)	$(170)	$—	$444	$(208)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$2,802	$387	$(107)	$413	$(6)	$3,489	$1,685	$396	$(2)	$408	$(6)	$2,481
Assets
Current	$1,545	$282	$44	$—	$(298)	$1,573	$532	$260	$92	$—	$(330)	$554
Noncurrent	1,293	551	19	413	(152)	2,124	1,241	463	24	408	(81)	2,055
Total Assets	$2,838	$833	$63	$413	$(450)	$3,697	$1,773	$723	$116	$408	$(411)	$2,609
Liabilities
Current	$(34)	$(252)	$(83)	$—	$280	$(89)	$(84)	$(223)	$(79)	$—	$318	$(68)
Noncurrent	(2)	(194)	(87)	—	164	(119)	(4)	(104)	(39)	—	87	(60)
Total Liabilities	$(36)	$(446)	$(170)	$—	$444	$(208)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$2,802	$387	$(107)	$413	$(6)	$3,489	$1,685	$396	$(2)	$408	$(6)	$2,481
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts consisted of $1 million and $2 million of cash equivalents included in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at March 31, 2021 and December 31, 2020, respectively. All other amounts are included in Cash and cash equivalents on the Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$864	$—	$—	$—	$864	$4	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	999	—	—	205	1,204	947	—	—	222	1,169
Fixed income securities	107	385	—	86	578	102	371	—	82	555
Private equity and other	—	—	—	122	122	—	—	—	104	104
Cash equivalents	20	—	—	—	20	27	—	—	—	27
Other investments
Equity securities	17	—	—	—	17	16	—	—	—	16
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	1	—	1	—	—	4	—	4
Total	$2,018	$385	$1	$413	$2,817	$1,107	$371	$4	$408	$1,890

Assets
Current	$864	$—	$1	$—	$865	$4	$—	$4	$—	$8
Noncurrent	1,154	385	—	413	1,952	1,103	371	—	408	1,882
Total Assets	$2,018	$385	$1	$413	$2,817	$1,107	$371	$4	$408	$1,890
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in private equity partnerships, as well as real estate and private debt. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $178 million and $183 million as of March 31, 2021 and December 31, 2020, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(16)	$10	$4	$(2)	$(15)	$16	$3	$4
Transfers from Level 3 into Level 2	—	—	—	—	(1)	—	—	(1)
Total gains (losses)
Included in earnings	(67)	26	—	(41)	24	20	—	44
Recorded in Regulatory liabilities	—	—	(1)	(1)	—	—	(2)	(2)
Purchases, issuances, and settlements
Settlements	(6)	(55)	(2)	(63)	—	(21)	—	(21)
Net Assets (Liabilities) as of March 31	$(89)	$(19)	$1	$(107)	$8	$15	$1	$24
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31(a)	$(93)	$(7)	$—	$(100)	$19	$21	$—	$40
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net Assets as of January 1	$4	$3
Change in fair value recorded in Regulatory liabilities	(1)	(2)
Purchases, issuances, and settlements
Settlements	(2)	—
Net Assets as of March 31	$1	$1

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2021 and 2020.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$42	$(131)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$2.45	/MMBtu	$(0.10)	/MMBtu
Electricity	$20	$(39)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$(1)	/MWh

	December 31, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(76)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.86)	—	$2.50	/MMBtu	$(0.07)	/MMBtu
Electricity	$52	$(42)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$—	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$140	$—	$—	$140	$141	$—	$—	$141
Short-term borrowings	$52	$—	$52	$—	$38	$—	$38	$—
Notes payable(b)	$6	$—		$6	$19	$—	$—	$19
Long-term debt(c)	$20,432	$2,537	$17,950	$1,496	$19,439	$2,547	$18,230	$1,397
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$16	$—	$—	$16	$16	$—	$—	$16
Short-term borrowings — affiliates	$78	$—	$—	$78	$101	$—	$—	$101
Notes payable(b)	$4	$—	$—	$4	$17	$—	$—	$17
Long-term debt(c)	$9,226	$—	$9,756	$340	$8,236	$—	$9,579	$379
_______________________________________
(a)Included in Other Assets — Other on DTE Electric's Consolidated Statements of Financial Position.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2021	December 31, 2020
	(In millions)
Fermi 2	$1,909	$1,841
Fermi 1	3	3
Low-level radioactive waste	12	11
	$1,924	$1,855
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Realized gains	$24	$31
Realized losses	$(2)	$(16)
Proceeds from sale of securities	$271	$439
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2021			December 31, 2020
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,204	$504	$(6)	$1,169	$481	$(6)
Fixed income securities	578	18	(6)	555	20	(1)
Private equity and other	122	12	—	104	—	—
Cash equivalents	20	—	—	27	—	—
	$1,924	$534	$(12)	$1,855	$501	$(7)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2021
(In millions)
Due within one year	$18
Due after one through five years	127
Due after five through ten years	109
Due after ten years	238
$492
Fixed income securities held in nuclear decommissioning trust funds include $86 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At March 31, 2021 and December 31, 2020, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrant's gains (losses) related to the trust:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Gains (losses) related to equity securities	$2	$(23)
Gains (losses) related to fixed income securities	—	(8)
	$2	$(31)

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2024. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2021 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(4)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$163	$(246)	$233	$(223)
Electricity	138	(150)	180	(168)
Environmental & Other	259	(250)	154	(137)
Foreign currency exchange contracts	—	(2)	—	(1)
Total derivatives not designated as hedging instruments	$560	$(648)	$567	$(529)

Current	$371	$(369)	$446	$(386)
Noncurrent	189	(283)	121	(147)
Total derivatives	$560	$(652)	$567	$(533)
The following table presents the fair value of derivative instruments for DTE Electric:

	March 31, 2021	December 31, 2020
	(In millions)
FTRs — Other current assets	$1	$4
Total derivatives not designated as hedging instruments	$1	$4

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $5 million and $7 million outstanding at March 31, 2021 and December 31, 2020, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $14 million and $9 million at March 31, 2021 and December 31, 2020, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2021	December 31, 2020
	(In millions)
Cash collateral netted against Derivative assets	$(18)	$(12)
Cash collateral netted against Derivative liabilities	12	6
Cash collateral recorded in Accounts receivable(a)	13	14
Cash collateral recorded in Accounts payable(a)	(3)	(1)
Total net cash collateral posted (received)	$4	$7
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2021			December 31, 2020
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$163	$(106)	$57	$233	$(156)	$77
Electricity	138	(100)	38	180	(120)	60
Environmental & Other	259	(244)	15	154	(135)	19
Foreign currency exchange contracts	—	—	—	—	—	—
Total derivative assets	$560	$(450)	$110	$567	$(411)	$156

Derivative liabilities
Commodity contracts
Natural gas	$(246)	$108	$(138)	$(223)	$151	$(72)
Electricity	(150)	98	(52)	(168)	125	(43)
Environmental & Other	(250)	238	(12)	(137)	129	(8)
Foreign currency exchange contracts	(6)	—	(6)	(5)	—	(5)
Total derivative liabilities	$(652)	$444	$(208)	$(533)	$405	$(128)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2021				December 31, 2020
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$371	$189	$(369)	$(283)	$446	$121	$(386)	$(147)
Counterparty netting	(280)	(152)	280	152	(318)	(81)	318	81
Collateral adjustment	(18)	—	—	12	(12)	—	—	6
Total derivatives as reported	$73	$37	$(89)	$(119)	$116	$40	$(68)	$(60)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2021	2020
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(43)	$(11)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(55)	36
Electricity	Operating Revenues — Non-utility operations	33	1
Environmental & Other	Operating Revenues — Non-utility operations	(32)	21
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	5
Total		$(99)	$52

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2021:

Commodity	Number of Units
Natural gas (MMBtu)	1,877,516,146
Electricity (MWh)	34,963,827
Foreign currency exchange ($ CAD)	135,478,800
Renewable Energy Certificates (MWh)	11,304,487
Carbon emissions (Metric Tons)	11,696,283
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $506 million.
As of March 31, 2021, DTE Energy had $500 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $450 million. The net remaining amount of $50 million is derived from the $506 million noted above.

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2021, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds (a)	1.90%	2028	$575
DTE Electric	March	Mortgage bonds (a)	3.25%	2051	425
					$1,000
_______________________________________
(a)Bonds were issued as Green Bonds and the proceeds will be used to finance qualified expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.
Debt Redemptions
On April 23, 2021, DTE Electric optionally redeemed its $250 million 2011 Series B 3.90% General and Refunding Mortgage Bonds originally due June 1, 2021.

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
The unsecured revolving credit agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2021, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.60 to 1, 0.53 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of March 31, 2021 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2023	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured term loan, expiring in November 2021(a)	—	200	—	200
Unsecured Canadian revolving credit facility, expiring May 2023	88	—	—	88
Unsecured revolving credit facility, expiring April 2025(b)	1,500	500	300	2,300
	1,848	700	300	2,848
Amounts outstanding at March 31, 2021
Letters of credit	212	—	—	212
Revolver borrowings	52	—	—	52
	264	—	—	264
Net availability at March 31, 2021	$1,584	$700	$300	$2,584
_______________________________________
(a)No amounts have been drawn as of March 31, 2021 and the loan will terminate if nothing is drawn by April 30, 2021. Commitment fees are not material.
(b)Total availability of $102 million expires in April 2024, including $67 million at DTE Energy, $22 million at DTE Electric, and $13 million at DTE Gas. All other availability expires in April 2025.
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
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $100 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $100 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At March 31, 2021, the capacity under the facilities was $300 million. The amounts outstanding under the agreements were $74 million and $49 million at March 31, 2021 and December 31, 2020, respectively, and were fully offset by the posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 12 — LEASES
Lessor
During the first quarter 2021, DTE Energy completed construction of and began operating certain energy infrastructure assets for a large industrial customer under a long-term agreement, where the assets will transfer to the customer at the end of the contract term in 2040. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing an additional net investment of $31 million.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
March 31, 2021
(In millions)
2021	$19
2022	22
2023	22
2024	22
2025	22
2026 and Thereafter	292
Total minimum future lease receipts	399
Residual value of leased pipeline	17
Less unearned income	211
Net investment in finance lease	205
Less current portion	9
$196
Interest income recognized under finance leases was $4 million for the three months ended March 31, 2021 and 2020.
DTE Energy’s lease income associated with operating leases was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fixed payments(a)	$17	$16
Variable payments(a)	17	23
	$34	$39
_______________________________________
(a)Includes $24 million and $29 million of lease payments reported in Operating Revenues on DTE Energy's Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively, and $10 million of lease payments reported in Other income for both periods.

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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE rule was vacated and remanded back to the EPA in a D.C. Circuit Court decision on January 19, 2021. The next steps taken by the EPA with respect to regulation of GHGs from EGUs is uncertain. Regardless of future rules, DTE Energy remains committed for its electric utility operations to reduce carbon emissions 32% by 2023, 50% by 2030, and 80% by 2040 from 2005 carbon emissions levels, and its goal of net zero emissions for its electric utility operations by 2050.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2021 and December 31, 2020, DTE Electric had $10 million, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On September 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" became effective and establishes April 11, 2021 as the new deadline for all unlined impoundments (including units previously classified as "clay-lined") to initiate closure. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, an additional revision to the CCR Rule "A Holistic Approach to Closure Part B: Alternate Demonstration for Unlined Surface Impoundments" was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric has submitted applications to the EPA that support continued use of all impoundments through their active lives. The forced closure date of April 11, 2021 is effectively delayed while the EPA's review looks to extend beyond this date.
At the State level, legislation was signed by the Governor in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the bill provides the basis of a CCR program that EGLE has submitted to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program.
In October 2020, the EPA published in the Federal Register the final version of the ELG Reconsideration Rule which updates the 2015 ELG Rule (2015 Rule). The Reconsideration Rule re-establishes the technology-based effluent limitations guidelines and standards applicable to flue gas desulfurization (FGD) wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water and FGD wastewater retrofits to be "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued a NPDES permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021 based on the 2015 Rule. Due to completion of the Reconsideration Rule in 2020, the compliance deadlines within the NPDES permit for Belle River Power Plant will be revised accordingly. No new permits that would require ELG compliance have been issued for other facilities, consequently no compliance timelines have been established.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the 2015 ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and FGD wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On October 13, 2020, the EPA finalized the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule. The Reconsideration Rule revises requirements for two specific waste streams produced by steam electric power plants: FGD wastewater and bottom ash transport water. The Reconsideration Rule also provides additional compliance opportunities by finalizing low utilization and cessation of coal burning subcategories. The Reconsideration Rule provides new opportunities for DTE Electric to evaluate existing ELG compliance strategies and make any necessary adjustments to ensure full compliance with the ELGs in a cost-effective manner.
DTE Electric is currently evaluating compliance strategies, technologies and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the final rule.
DTE Electric has estimated the impact of the CCR and ELG rules to be $697 million of capital expenditures, including $552 million for 2021 through 2025.
DTE Gas
Air — In June 2020, DTE Energy expanded its net zero goal to include its gas utility operations by committing to reduce greenhouse gas emissions to net zero by 2050 from procurement of natural gas through delivery. As part of DTE Energy's 2050 net zero commitment, DTE Gas launched its CleanVision Natural Gas Balance program in January 2021 that offers customers a way to reduce their carbon footprint using carbon offsets and renewable natural gas. The carbon offset program is focused on protecting Michigan forests that naturally absorb carbon dioxide.
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2021 and December 31, 2020, DTE Gas had $24 million, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part Michigan's SIP process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the state attain the standard and sustain its attainment. The Michigan SIP was completed and submitted to the EPA on May 31, 2016 and supplemented on June 30, 2016. On March 19, 2021, the EPA published in the Federal Register partial approval and partial disapproval of Michigan's Detroit SO2 non-attainment area plan. The partial disapproval does not appear to impact DTE's sources and further discussions are underway with the EPA to finalize the plan. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of any further emissions reductions that may be required from DTE's facilities at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. EGLE has not made a final determination on SIP strategy for this area, pending the EPA's review of a clean data determination request. Until agency plans are final, DTE Energy is unable to determine the impacts.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2021 was approximately $400 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2021 was $631 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS is party to certain 15-year capacity agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. In conjunction with these agreements, DTE Energy provided certain guarantees on behalf of NEXUS to DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $209 million and $335 million at March 31, 2021, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity agreements in 2033. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties.
NEXUS is also party to certain 15-year capacity agreements for the transportation of natural gas with Vector Pipeline L.P. ("Vector"), a 40% owned equity method investee of DTE Energy. Pursuant to the terms of those agreements, in October 2018, DTE Energy executed a guarantee agreement with Vector, with a maximum potential payment totaling $7 million at March 31, 2021, representing 50% of the first-year payment obligations due and payable by NEXUS. The guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed or (ii) 15 years from the date DTE Energy entered into the guarantee.
Should NEXUS fail to perform under the terms of these agreements, DTE Energy is required to perform on its behalf. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $50 million at March 31, 2021. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2021, DTE Energy had $129 million of performance bonds outstanding, including $73 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payment under the line of credit at March 31, 2021 is $56 million. The funding of a loan under the terms of the credit facility is considered remote.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximately 2,800 represented employees. This represents 49% and 57% of DTE Energy's and DTE Electric's total employees, respectively. The majority of the represented employees are under contracts that expire in 2021 and 2022.
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
Bankruptcies
DTE Energy Trading is the sole supplier of power for Brilliant Energy, LLC ("Brilliant"), a load serving entity and competitive retailer in ERCOT. In this role, DTE Energy Trading schedules and delivers power to ERCOT for Brilliant’s load obligations to its customers. Related costs for power delivery and ancillary services are passed through to Brilliant.
On March 16, 2021, Brilliant filed a voluntary petition for bankruptcy protection under Chapter 7 of the Bankruptcy Code. In light of the events related to Brilliant, DTE Energy Trading ceased accruing revenues from Brilliant and related receivables of $48 million were not recorded as collectability was no longer deemed probable. As of March 31, 2021, DTE Energy Trading had recorded accounts receivable of $12 million related to pre-petition contracts with Brilliant, which have been fully reserved.
On March 19, 2021, the bankruptcy court authorized a Trustee to continue managing Brilliant’s business to preserve any remaining value for their creditors and begin an orderly wind-down of Brilliant’s operations. On April 5, 2021, the bankruptcy court also authorized the Trustee to enter into a credit agreement with DTE Energy Trading for up to $14 million in post-petition secured financing. DTE Energy Trading expects to recover some accounts receivable from these arrangements, but is unable to approximate an amount at this time. DTE Energy does not believe there is any additional risk related to Brilliant that is significant to the Consolidated Financial Statements and will continue to monitor results from the wind-down of Brilliant's operations and bankruptcy proceedings.

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
In 2021, the COVID-19 pandemic has continued to impact DTE Electric sales volumes. As many businesses continue to operate remotely, related sales volumes have shifted from commercial and industrial customers to residential customers. This shift has contributed to a net reduction in DTE Electric sales compared to historical volumes prior to the pandemic, but this impact has been offset by favorable rate mix.
COVID-19 has also resulted in some incremental costs at our utilities related to personal protective equipment and other health and safety-related matters. For non-utility businesses, COVID-19 has primarily impacted volumes for certain companies within the Power and Industrial Projects segment. For the three months ended March 31, 2021, the impact of these items on the Registrants' Consolidated Financial Statement was not significant.
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary to the Consolidated Financial Statements as of March 31, 2021.
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

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Service cost	$27	$25	$8	$6
Interest cost	39	46	11	14
Expected return on plan assets	(84)	(83)	(32)	(32)
Amortization of:
Net actuarial loss	49	43	3	5
Prior service credit	—	—	(5)	(5)
Net periodic benefit cost (credit)	$31	$31	$(15)	$(12)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are primarily sponsored by DTE Energy's subsidiary, DTE Energy Corporate Services, LLC. DTE Electric accounts for its participation in DTE Energy's qualified and non-qualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. In addition, the service cost and non-service cost components are presented in Operation and maintenance in DTE Electric's Consolidated Statements of Operations. The same non-service cost components are presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations. Plan participants of all plans are solely DTE Energy and affiliate participants.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense was $26 million for both the three months ended March 31, 2021 and 2020. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Service cost	$6	$5
Interest cost	8	11
Expected return on plan assets	(22)	(22)
Amortization of:
Net actuarial loss	3	3
Prior service credit	(3)	(4)
Net periodic benefit credit	$(8)	$(7)
Pension and Other Postretirement Contributions
At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to $107 million in contributions to the qualified pension plans in 2021, including up to $100 million of equity contributions to the qualified pension plans at DTE Electric. No contributions are anticipated for DTE Energy's postretirement benefit plans in 2021.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Electric	$16	$15
Gas	4	4
Gas Storage and Pipelines	5	4
Power and Industrial Projects	162	94
Energy Trading	13	6
Corporate and Other	1	1
	$201	$124

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Utility operations
Electric	$1,360	$1,212
Gas	612	540
Operating Revenues — Non-utility operations
Electric	4	4
Gas Storage and Pipelines	197	170
Power and Industrial Projects	366	307
Energy Trading	1,439	913
Corporate and Other	1	—
Reconciliation and Eliminations	(201)	(124)
Total	$3,778	$3,022

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$208	$94
Gas	169	121
Gas Storage and Pipelines	79	72
Power and Industrial Projects	28	30
Energy Trading	(55)	34
Corporate and Other	(32)	(11)
Net Income Attributable to DTE Energy Company	$397	$340

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$397	$340
Diluted Earnings per Common Share	$2.05	$1.76
The increase in Net Income for the three months ended March 31, 2021 was primarily due to higher earnings in the Electric and Gas segments, partially offset by lower earnings in the Energy Trading and Corporate and Other segments.
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
DTE Electric's capital investments over the 2021-2025 period are estimated at $14 billion, comprised of $5 billion for capital replacements and other projects, $7 billion for distribution infrastructure, and $2 billion for renewable generation. DTE Electric has retired five coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining twelve coal-fired generating units. River Rouge's final unit will retire in 2021 and five additional coal-fired generating units at Trenton Channel and St. Clair will be retired in 2022. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. Generation from the retired facilities will be replaced or offset with renewables, energy waste reduction, demand response, and natural gas fueled generation.
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
Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives could also increase the economic viability of energy produced from renewable, natural gas fueled generation, and/or nuclear sources, energy waste reduction initiatives, and the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
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
COVID-19 Pandemic
DTE Energy has been monitoring the COVID-19 pandemic and any related impacts to operating costs, customer demand, and the recoverability of assets in our business segments that could materially impact the Registrants' financial results.
As noted in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," the pandemic has contributed to a shift in electric sales volumes from commercial and industrial customers to residential customers. DTE Energy expects this shift to continue in the near term as the pandemic continues and businesses maintain more remote operations.
Other impacts from COVID-19 have related primarily to health and safety-related costs at the utilities and volumes at certain non-utility businesses, but these impacts have not been significant. DTE Energy will continue to monitor these impacts as well as any regulatory and legislative activities related to COVID-19.
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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$208	$94
Gas	169	121
Gas Storage and Pipelines	79	72
Power and Industrial Projects	28	30
Energy Trading	(55)	34
Corporate and Other	(32)	(11)
Net Income Attributable to DTE Energy Company	$397	$340

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,360	$1,212
Fuel and purchased power — utility	360	294
Utility Margin	1,000	918
Operating Revenues — Non-utility operations	4	4
Operation and maintenance	354	356
Depreciation and amortization	264	261
Taxes other than income	82	83
Operating Income	304	222
Other (Income) and Deductions	76	115
Income Tax Expense	20	13
Net Income Attributable to DTE Energy Company	$208	$94
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
Utility Margin increased $82 million in the three months ended March 31, 2021. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$47
Weather	14
Regulatory mechanism — EWR	11
Regulatory mechanism — RPS	10
Base sales / rate mix	3
Regulatory mechanism — TRM	(1)
Other regulatory mechanisms and other	(2)
Increase in Utility Margin	$82

	Three Months Ended March 31,
	2021	2020
	(In thousands of MWh)
DTE Electric Sales
Residential	3,759	3,570
Commercial	3,872	3,909
Industrial	2,202	2,302
Other	59	60
	9,892	9,841
Interconnection sales(a)	1,203	408
Total DTE Electric Sales	11,095	10,249

DTE Electric Deliveries
Retail and wholesale	9,892	9,841
Electric retail access, including self-generators(b)	937	1,043
Total DTE Electric Sales and Deliveries	10,829	10,884
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $2 million in the three months ended March 31, 2021. The decrease was primarily due to lower generation expense of $16 million and lower distribution expense of $13 million, partially offset by higher benefits expense of $13 million, higher EWR program expense of $10 million, higher RPS program expense of $1 million, and higher TRM program expense of $1 million.
Depreciation and amortization expense increased $3 million in the three months ended March 31, 2021. The increase was primarily due to $7 million resulting from a higher depreciable base, partially offset by a decrease of $2 million associated with the TRM.
Other (Income) and Deductions decreased $39 million in the three months ended March 31, 2021. The decrease was primarily due to a change in rabbi trust investment earnings (gain of $2 million in 2021 compared to a loss of $31 million in 2020) and lower non-operating benefits expense of $3 million.
Income Tax Expense increased $7 million in the three months ended March 31, 2021. The increase was primarily due to higher earnings, partially offset by higher amortization of the TCJA regulatory liability and higher production tax credits.
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
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requests collection of these qualifying costs from DTE Electric's customers. A final MPSC order is expected by the end of June 2021.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Utility operations	$612	$540
Cost of gas — utility	195	178
Utility Margin	417	362
Operation and maintenance	130	121
Depreciation and amortization	43	37
Taxes other than income	26	25
Operating Income	218	179
Other (Income) and Deductions	19	22
Income Tax Expense	30	36
Net Income Attributable to DTE Energy Company	$169	$121
Utility Margin increased $55 million in the three months ended March 31, 2021. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$45
Weather	$17
Infrastructure recovery mechanism	(7)
Increase in Utility Margin	$55

	Three Months Ended March 31,
	2021	2020
	(In Bcf)
Gas Markets
Gas sales	62	58
End-user transportation	53	57
	115	115
Intermediate transportation	151	128
Total Gas sales	266	243
Operation and maintenance expense increased $9 million in the three months ended March 31, 2021. The increase was primarily due to higher gas operations expense.
Depreciation and amortization expense increased $6 million in the three months ended March 31, 2021. The increase was primarily due to a higher depreciable base and change in depreciation rates effective October 2020.
Other (Income) and Deductions decreased $3 million in the three months ended March 31, 2021. The decrease was primarily due to investment losses of $3 million in 2020.
Income Tax Expense decreased $6 million in the three months ended March 31, 2021. The decrease was primarily due to higher amortization of the TCJA regulatory liability, partially offset by higher earnings.

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

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results and outlook are discussed below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$197	$170
Cost of gas and other — Non-utility	5	4
Operation and maintenance	45	28
Depreciation and amortization	41	36
Taxes other than income	7	5
Asset (gains) losses and impairments, net	(1)	—
Operating Income	100	97
Other (Income) and Deductions	(10)	(3)
Income Tax Expense	28	26
Net Income	82	74
Less: Net Income Attributable to Noncontrolling Interests	3	2
Net Income Attributable to DTE Energy Company	$79	$72
Operating Revenues — Non-utility operations increased $27 million in the three months ended March 31, 2021. The increase was primarily due to higher pipeline revenues from LEAP, which was placed in-service during the third quarter 2020, as well as higher gathering revenues at Blue Union. These increases were partially offset by lower revenues at Susquehanna Gathering due to lower volumes.
Operation and maintenance expense increased $17 million in the three months ended March 31, 2021. The increase was primarily due to transaction costs related to the planned spin-off of DTE Midstream and higher operation and maintenance costs at Blue Union.
Depreciation and amortization expense increased $5 million in the three months ended March 31, 2021. The increase was primarily due to LEAP, which was placed in-service during the third quarter 2020.
Other (Income) and Deductions increased $7 million in the three months ended March 31, 2021. The increase was primarily due to higher earnings from pipeline investments and lower interest expense.
Outlook — DTE Energy believes its long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions soundly position the business for future revenues. Gas Storage and Pipelines will continue to execute quality investments, with a focus on continued organic growth from well-positioned existing assets.
DTE Energy continues to work with its customers by executing short, medium, and long-term storage, gathering, and transportation contracts to support the continued growth of the Gas Storage and Pipelines segment and manage any potential exposure to changes in the price of natural gas.

On October 27, 2020, DTE Energy announced that its Board of Directors has authorized management to pursue a plan to spin-off the DTE Midstream business. DTE Energy expects to complete the separation by mid-year 2021, subject to final approval by its Board of Directors and satisfaction of other conditions.
Refer to Note 4 to the Consolidated Financial Statements, “Dispositions,” for additional information.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results and outlook are discussed below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$366	$307
Fuel, purchased power, and gas — non-utility	285	225
Non-utility Margin	81	82
Operation and maintenance	70	69
Depreciation and amortization	19	18
Taxes other than income	4	4
Asset (gains) losses and impairments, net	—	(10)
Operating Income (Loss)	(12)	1
Other (Income) and Deductions	(21)	(19)
Income Taxes
Expense	4	5
Production Tax Credits	(20)	(15)
	(16)	(10)
Net Income	25	30
Less: Net Loss Attributable to Noncontrolling Interests	(3)	—
Net Income Attributable to DTE Energy Company	$28	$30
Operating Revenues — Non-utility operations increased $59 million in the three months ended March 31, 2021. The increase was due to the following:

Three Months
(In millions)
Higher production offset by the sale of membership interests in the REF business	$57
New projects offset by lower production in the Renewables business	8
New projects in the On-site business	4
Expired contract in the Renewables business	(3)
Lower prices in the Steel business	(7)
$59
Non-utility Margin decreased $1 million in the three months ended March 31, 2021. The following table details changes in Non-utility Margin relative to the comparable prior periods:

Three Months
(In millions)
New projects offset by lower production in the Renewables business	$8
New projects in the On-site business	1
Expired contract in the Renewables business	(2)
Lower prices in the Steel business	(7)
Other	(1)
$(1)
Asset (gains) losses and impairments, net decreased $10 million in the three months ended March 31, 2021. The decrease was primarily due to 2020 activity, including the write-off of environmental liabilities upon completing site remediation in the Steel business and the sale of assets in the On-site business.
Income Taxes — Production Tax Credits increased $5 million in the three months ended March 31, 2021. The increase was primarily due to higher production partially offset by the sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $3 million in the three months ended March 31, 2021. The increase was primarily due to higher production in the REF business.
Outlook — Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase-out at the end of 2021. Beginning in 2022, Power and Industrial Projects expects decreases in Other Income and Production Tax Credits that will cause a corresponding reduction to Net Income as REF facilities will cease operations. Over the long-term, Power and Industrial Projects expects growth in industrial energy services projects and renewable energy projects will offset the decreases to Net Income caused by the REF phase-out.
Power and Industrial Projects is currently assessing its ability to economically produce pulverized coal supplied to steel industry customers, in consideration of the expected retirement of the River Rouge generation plant later in 2021.

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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$1,439	$913
Purchased power and gas — non-utility	1,481	841
Non-utility Margin	(42)	72
Operation and maintenance	27	23
Depreciation and amortization	1	1
Taxes other than income	3	2
Operating Income (Loss)	(73)	46
Other (Income) and Deductions	—	1
Income Tax Expense (Benefit)	(18)	11
Net Income (Loss) Attributable to DTE Energy Company	$(55)	$34
Operating Revenues — Non-utility operations increased $526 million in the three months ended March 31, 2021. The increase was primarily due to an increase in gas prices in the gas structured, gas transportation, and west gas strategies.

Non-utility Margin decreased $114 million in the three months ended March 31, 2021. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas storage and gas full requirements strategies	$9
Unfavorable results, primarily in gas structured, environmental trading, and gas transportation strategies(b)	(170)
(161)
Realized Margins(a)
Favorable results, primarily in gas structured, environmental trading, and gas trading strategies(c)	111
Unfavorable results, primarily in the power ERCOT strategy	(64)
47
Decrease in Non-utility Margin	$(114)
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
(b)Amount includes $118 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $9 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Operation and maintenance increased $4 million in the three months ended March 31, 2021. The increase was primarily due to higher uncollectible expense, partially offset by lower broker fees.
Income Tax Expense (Benefit) decreased $29 million in the three months ended March 31, 2021. The decrease was primarily due to lower earnings.
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
Energy Trading is also monitoring the bankruptcy of one of its customers, Brilliant Energy, LLC. Refer to Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for further information regarding the bankruptcy and potential impacts to Energy Trading.
See also the "Fair Value" section herein and Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $32 million for the three months ended March 31, 2021 represents an increase of $21 million from the net loss of $11 million in the comparable 2020 period. The increase was primarily due to effective income tax rate adjustments and higher net interest costs.

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
Refer to the "Capital Investments" section above for additional information on DTE Energy's capital strategy and estimated spend over the next five years. Any capital commitments are also included in the disclosure of Purchase Commitments within Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies."

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$516	$93
Net cash from operating activities	1,057	1,061
Net cash used for investing activities	(705)	(1,342)
Net cash from financing activities	702	864
Net Increase in Cash, Cash Equivalents, and Restricted Cash	1,054	583
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,570	$676
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $4 million in 2021. The decrease was primarily due to a decrease in Deferred income taxes, partially offset by an increase in Net Income, Depreciation and amortization, and working capital items.
The change in working capital items in 2021 was primarily due to an increase in cash related to Regulatory assets and liabilities and Derivative assets and liabilities, partially offset by a decrease in cash related to Accounts receivable, net and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities decreased by $637 million in 2021 primarily due to a decrease in Plant and equipment expenditures and a decrease in Acquisitions related to business combinations, net of cash acquired.

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
Net cash from financing activities decreased by $162 million in 2021 primarily due to a decrease in Short-term borrowings, net, a decrease in Issuances of long-term debt, net of issuance costs, and a Repurchase of common stock, partially offset by a decrease in Redemption of long-term debt.
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
DTE Energy has approximately $4.1 billion of available liquidity at March 31, 2021, consisting primarily of cash and amounts available under unsecured revolving credit agreements.
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
To finance the acquisition of midstream natural gas assets in December 2019, DTE Energy issued equity units that will result in the issuance of common stock in November 2022. This transaction is not expected to impact DTE Energy's cash flows. Cash flow impacts in 2021-2022 will relate primarily to the payment of DTE Energy's remaining stock purchase liability associated with the equity units. Over the long-term, DTE Energy does not have any other equity commitments and will continue to evaluate equity needs on an annual basis in consideration of economic and financial market conditions.
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

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $506 million.
DTE Energy is actively monitoring the impact of the COVID-19 pandemic on capital markets and any related effects to our cost of capital. Through March 2021, the Registrants have maintained adequate liquidity due to the availability of committed credit facilities, and by raising additional liquidity through term loans and the public issuance of debt, while paying off maturing commercial paper.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2020	$28
Reclassified to realized upon settlement	(26)
Changes in fair value recorded to income	(99)
Amounts recorded to unrealized income	(125)
Changes in fair value recorded in regulatory liabilities	(1)
Change in collateral	—
MTM at March 31, 2021	$(98)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2024 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2021	2022	2023	2024 and Beyond	Total Fair Value
	(In millions)
Level 1	$10	$2	$—	$1	$13
Level 2	32	—	(8)	(22)	2
Level 3	(51)	(8)	(8)	(40)	(107)
MTM before collateral adjustments	$(9)	$(6)	$(16)	$(61)	(92)
Collateral adjustments					(6)
MTM at March 31, 2021					$(98)

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
Credit Risk
Bankruptcies
DTE Energy Trading is the sole supplier of power for Brilliant Energy, LLC ("Brilliant"), a load serving entity and competitive retailer in ERCOT. On March 16, 2021, Brilliant filed a voluntary petition for bankruptcy protection under Chapter 7 of the Bankruptcy Code.
Refer to Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," for details regarding the bankruptcy, including the status of customer receivables and DTE Energy Trading’s credit agreement related to Brilliant. DTE Energy will continue to monitor the bankruptcy proceedings and related impacts to DTE Energy Trading.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2021:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$258	$—	$258
BBB+ and BBB	285	—	285
BBB-	6	—	6
Total Investment Grade	549	—	549
Non-investment grade(b)	21	—	21
Internally Rated — investment grade(c)	415	(1)	414
Internally Rated — non-investment grade(d)	141	—	141
Total	$1,126	$(1)	$1,125
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
(d)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 7% of the total gross credit exposure.
Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of March 31, 2021, DTE Energy had floating rate debt of $52 million and a floating rate debt-to-total debt ratio of 0.25%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2021 and 2020 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2021	2020	2021	2020	Change in the Fair Value of
	(In millions)
Environmental contracts	$(8)	$(4)	$6	$2	Commodity contracts
Gas contracts	$33	$18	$(33)	$(18)	Commodity contracts
Power contracts	$4	$5	$(5)	$(5)	Commodity contracts
Interest rate risk — DTE Energy	$(729)	$(701)	$758	$731	Long-term debt
Interest rate risk — DTE Electric	$(348)	$(328)	$371	$351	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2020 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2021:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/21 - 01/31/21	680	$123.26	—	—	—
02/01/21 - 02/28/21	472,412	$124.98	—	—	—
03/01/21 - 03/31/21	—	$—	—	—	—
Total	473,092		—
_______________________________________
(a)Represents shares of DTE Energy common stock purchased on the open market to participants under various employee compensation and incentive programs. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.323	Supplemental Indenture dated as of March 1, 2021, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2020 Series A and B)		X

31.193	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.194	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.195	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.196	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.193	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.194	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.195	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.196	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 27, 2021
DTE ENERGY COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ MARK C. ROLLING
Mark C. Rolling Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)