Form 10-Q
period 2021-06-30
DTE ENERGY CO; DTE Electric Co
filed 2021-07-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2021
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2021:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,751,554

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AGS	Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West Virginia. DTE Energy purchased 100% of AGS in October 2016. The asset is part of DTE Energy's Gas Storage and Pipelines segment as of June 30, 2021 and separated with DT Midstream effective July 1, 2021

ASU	Accounting Standards Update issued by the FASB

Blue Union	Blue Union gathering system is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of Blue Union in December 2019. The asset is part of DTE Energy's Gas Storage and Pipelines segment as of June 30, 2021 and separated with DT Midstream effective July 1, 2021

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 to assist individuals and employers with the impacts of the COVID-19 pandemic, including certain tax relief provisions

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

ERCOT	Electric Reliability Council of Texas, the independent power market operator for substantially all of the Texas power market

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

DEFINITIONS

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

LEAP	Louisiana Energy Access Project gathering pipeline is a midstream natural gas asset located in the Haynesville shale formation of Louisiana. DTE Energy purchased 100% of LEAP in December 2019. The asset is part of DTE Energy's Gas Storage and Pipelines segment as of June 30, 2021 and separated with DT Midstream effective July 1, 2021

LIBOR	London Inter-Bank Offered Rates

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owned a 50% partnership interest as of June 30, 2021 and separated with DT Midstream effective July 1, 2021

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SGG	Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and an additional 30% in May 2019, bringing its ownership to 85%. SGG is part of DTE Energy's Gas Storage and Pipelines segment as of June 30, 2021 and separated with DT Midstream effective July 1, 2021

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

DEFINITIONS

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of the City of Detroit's Public Lighting Department customers to DTE Electric's distribution system

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as "anticipate," "believe," "expect," "may," "could," "projected," "aspiration," "plans," and "goals" signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:
•Risks related to the separation of DT Midstream, including that providing DT Midstream with transition services could adversely affect our business and that the transaction may not achieve some or all of the anticipated benefits;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,655	$1,542	$3,608	$3,275
Non-utility operations	1,574	1,041	3,399	2,330
	3,229	2,583	7,007	5,605

Operating Expenses
Fuel, purchased power, and gas — utility	390	374	934	841
Fuel, purchased power, gas, and other — non-utility	1,357	789	2,957	1,757
Operation and maintenance	621	564	1,229	1,143
Depreciation and amortization	380	350	748	703
Taxes other than income	114	84	236	203
Asset (gains) losses and impairments, net	45	55	44	45
	2,907	2,216	6,148	4,692
Operating Income	322	367	859	913

Other (Income) and Deductions
Interest expense	190	179	371	354
Interest income	(7)	(6)	(14)	(16)
Non-operating retirement benefits, net	3	6	7	15
Other income	(83)	(101)	(159)	(166)
Other expenses	18	6	28	52
	121	84	233	239
Income Before Income Taxes	201	283	626	674

Income Tax Expense	22	6	50	55

Net Income	179	277	576	619

Less: Net Income Attributable to Noncontrolling Interests	—	—	—	2

Net Income Attributable to DTE Energy Company	$179	$277	$576	$617

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.92	$1.44	$2.97	$3.20

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.92	$1.44	$2.97	$3.20

Weighted Average Common Shares Outstanding
Basic	193	192	193	192
Diluted	194	193	194	192

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net Income	$179	$277	$576	$619

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $—, $1, $1, and $2, respectively	1	2	3	5
Net unrealized gains (losses) on derivatives, net of taxes of $1, for all periods	1	1	2	2
Foreign currency translation	—	1	—	—
Other comprehensive income	2	4	5	7

Comprehensive income	181	281	581	626
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	2
Comprehensive Income Attributable to DTE Energy Company	$181	$281	$581	$624

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$3,448	$514
Restricted cash	2	2
Accounts receivable (less allowance for doubtful accounts of $115 and $104, respectively)
Customer	1,550	1,665
Other	157	127
Inventories
Fuel and gas	297	335
Materials, supplies, and other	469	381
Derivative assets	171	116
Regulatory assets	127	129
Other	181	229
	6,402	3,498
Investments
Nuclear decommissioning trust funds	2,019	1,855
Investments in equity method investees	1,860	1,868
Other	191	196
	4,070	3,919
Property
Property, plant, and equipment	39,486	37,997
Accumulated depreciation and amortization	(10,346)	(10,028)
	29,140	27,969
Other Assets
Goodwill	2,466	2,466
Regulatory assets	4,002	4,128
Intangible assets	2,296	2,339
Notes receivable	312	280
Derivative assets	50	40
Prepaid postretirement costs	602	561
Operating lease right-of-use assets	138	152
Other	158	144
	10,024	10,110
Total Assets	$49,636	$45,496

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,173	$1,029
Accrued interest	168	158
Dividends payable	370	210
Short-term borrowings	69	38
Current portion long-term debt, including finance leases	1,047	469
Derivative liabilities	232	68
Gas inventory equalization	31	—
Regulatory liabilities	38	39
Operating lease liabilities	32	33
Other	577	647
	3,737	2,691
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	20,987	17,802
Junior subordinated debentures	883	1,175
Finance lease liabilities	21	24
	21,891	19,001
Other Liabilities
Deferred income taxes	2,952	2,822
Regulatory liabilities	3,349	3,363
Asset retirement obligations	2,947	2,839
Unamortized investment tax credit	159	162
Derivative liabilities	164	60
Accrued pension liability	753	797
Accrued postretirement liability	396	407
Nuclear decommissioning	311	283
Operating lease liabilities	98	111
Other	340	371
	11,469	11,215
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,751,554 and 193,770,617 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	5,361	5,406
Retained earnings	7,149	7,156
Accumulated other comprehensive loss	(132)	(137)
Total DTE Energy Company Equity	12,378	12,425
Noncontrolling interests	161	164
Total Equity	12,539	12,589
Total Liabilities and Equity	$49,636	$45,496

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In millions)
Operating Activities
Net Income	$576	$619
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	748	703
Nuclear fuel amortization	29	13
Allowance for equity funds used during construction	(13)	(13)
Deferred income taxes	68	286
Equity earnings of equity method investees	(73)	(59)
Dividends from equity method investees	73	81
Asset (gains) losses and impairments, net	47	49
Changes in assets and liabilities:
Accounts receivable, net	85	156
Inventories	(53)	(24)
Prepaid postretirement benefit costs	(41)	(44)
Accounts payable	112	(78)
Gas inventory equalization	31	29
Accrued pension liability	(44)	(29)
Accrued postretirement liability	(11)	—
Derivative assets and liabilities	203	(58)
Regulatory assets and liabilities	265	(67)
Other current and noncurrent assets and liabilities	(86)	117
Net cash from operating activities	1,916	1,681
Investing Activities
Plant and equipment expenditures — utility	(1,788)	(1,599)
Plant and equipment expenditures — non-utility	(86)	(424)
Acquisitions related to business combinations, net of cash acquired	—	(126)
Proceeds from sale of assets	2	4
Proceeds from sale of nuclear decommissioning trust fund assets	637	1,238
Investment in nuclear decommissioning trust funds	(640)	(1,238)
Distributions from equity method investees	11	6
Contributions to equity method investees	(6)	(17)
Notes receivable	(51)	(24)
Other	(7)	(5)
Net cash used for investing activities	(1,928)	(2,185)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	4,035	1,685
Redemption of long-term debt	(583)	(300)
Short-term borrowings, net	31	86
Repurchase of common stock	(54)	—
Dividends paid on common stock	(420)	(390)
Contributions from noncontrolling interests, principally REF entities	22	15
Distributions to noncontrolling interests	(26)	(13)
Other	(59)	(51)
Net cash from financing activities	2,946	1,032
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,934	528
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	516	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,450	$621

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$295	$340
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income	—	—	397	—	—	397
Dividends declared on common stock ($1.09 per Common Share)	—	—	(210)	—	—	(210)
Repurchase of common stock	(430)	(54)	—	—	—	(54)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	386	(8)	(1)	—	(2)	(11)
Balance, March 31, 2021	193,727	$5,344	$7,342	$(134)	$162	$12,714
Net Income	—	—	179	—	—	179
Dividends declared on common stock ($1.91 per Common Share)	—	—	(370)	—	—	(370)
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	25	17	(2)	—	(1)	14
Balance, June 30, 2021	193,752	$5,361	$7,149	$(132)	$161	$12,539

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	340	—	2	342
Dividends declared on common stock ($1.01 per Common Share)	—	—	(195)	—	—	(195)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	403	2	—	—	—	2
Balance, March 31, 2020	192,612	$5,235	$6,732	$(145)	$166	$11,988
Net Income	—	—	277	—	—	277
Dividends declared on common stock ($2.03 per Common Share)	—	—	(390)	—	—	(390)
Other comprehensive income, net of tax	—	—	—	4	—	4
Stock-based compensation, net distributions to noncontrolling interests, and other	39	12	(1)	—	2	13
Balance, June 30, 2020	192,651	$5,247	$6,618	$(141)	$168	$11,892

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,408	$1,309	$2,768	$2,521

Operating Expenses
Fuel and purchased power — utility	361	342	723	639
Operation and maintenance	355	353	712	713
Depreciation and amortization	272	252	532	510
Taxes other than income	80	58	162	141
Asset (gains) losses and impairments, net	—	41	—	41
	1,068	1,046	2,129	2,044
Operating Income	340	263	639	477

Other (Income) and Deductions
Interest expense	85	85	167	166
Interest income	—	—	—	(2)
Non-operating retirement benefits, net	(1)	—	(1)	—
Other income	(19)	(37)	(38)	(50)
Other expenses	10	7	18	48
	75	55	146	162
Income Before Income Taxes	265	208	493	315

Income Tax Expense	27	25	47	38

Net Income	$238	$183	$446	$277

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net Income	$238	$183	$446	$277
Other comprehensive income	—	—	—	—
Comprehensive Income	$238	$183	$446	$277

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$16
Accounts receivable (less allowance for doubtful accounts of $56 and $57, respectively)
Customer	780	763
Affiliates	6	13
Other	82	62
Inventories
Fuel	174	187
Materials and supplies	319	292
Regulatory assets	124	123
Other	76	71
	1,572	1,527
Investments
Nuclear decommissioning trust funds	2,019	1,855
Other	45	42
	2,064	1,897
Property
Property, plant, and equipment	27,462	26,171
Accumulated depreciation and amortization	(7,324)	(7,050)
	20,138	19,121
Other Assets
Regulatory assets	3,347	3,440
Intangible assets	3	11
Prepaid postretirement costs — affiliates	359	335
Operating lease right-of-use assets	70	75
Other	120	107
	3,899	3,968
Total Assets	$27,673	$26,513

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$59	$62
Other	466	410
Accrued interest	96	91
Current portion long-term debt, including finance leases	436	468
Regulatory liabilities	30	18
Short-term borrowings
Affiliates	194	101
Operating lease liabilities	11	11
Other	176	219
	1,468	1,380
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,514	7,774
Finance lease liabilities	10	13
	8,524	7,787
Other Liabilities
Deferred income taxes	2,602	2,525
Regulatory liabilities	2,441	2,432
Asset retirement obligations	2,710	2,607
Unamortized investment tax credit	159	162
Nuclear decommissioning	311	283
Accrued pension liability — affiliates	708	731
Accrued postretirement liability — affiliates	375	384
Operating lease liabilities	51	56
Other	101	96
	9,458	9,276
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	5,447	5,447
Retained earnings	2,776	2,623
Total Shareholder’s Equity	8,223	8,070
Total Liabilities and Shareholder’s Equity	$27,673	$26,513

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In millions)
Operating Activities
Net Income	$446	$277
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	532	510
Nuclear fuel amortization	29	13
Allowance for equity funds used during construction	(12)	(12)
Deferred income taxes	36	26
Asset (gains) losses and impairments, net	—	41
Changes in assets and liabilities:
Accounts receivable, net	(30)	(62)
Inventories	(17)	(32)
Accounts payable	25	42
Prepaid postretirement benefit costs — affiliates	(24)	—
Accrued pension liability — affiliates	(23)	(13)
Accrued postretirement liability — affiliates	(9)	(29)
Regulatory assets and liabilities	235	(91)
Other current and noncurrent assets and liabilities	(159)	87
Net cash from operating activities	1,029	757
Investing Activities
Plant and equipment expenditures	(1,512)	(1,381)
Proceeds from sale of nuclear decommissioning trust fund assets	637	1,238
Investment in nuclear decommissioning trust funds	(640)	(1,238)
Other	(6)	(4)
Net cash used for investing activities	(1,521)	(1,387)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	987	1,685
Redemption of long-term debt	(283)	(300)
Short-term borrowings, net — affiliate	93	10
Short-term borrowings, net — other	—	(154)
Dividends paid on common stock	(293)	(269)
Other	(17)	(18)
Net cash from financing activities	487	954
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	324
Cash and Cash Equivalents at Beginning of Period	16	12
Cash and Cash Equivalents at End of Period	$11	$336

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$201	$170
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	208	208
Dividends declared on common stock	—	—	—	(147)	(147)
Balance, March 31, 2021	138,632	1,386	4,061	2,684	8,131
Net Income	—	—	—	238	238
Dividends declared on common stock	—	—	—	(146)	(146)
Balance, June 30, 2021	138,632	$1,386	$4,061	$2,776	$8,223

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	94	94
Dividends declared on common stock	—	—	—	(135)	(135)
Balance, March 31, 2020	138,632	1,386	3,425	2,343	7,154
Net Income	—	—	—	183	183
Dividends declared on common stock	—	—	—	(134)	(134)
Balance, June 30, 2020	138,632	$1,386	$3,425	$2,392	$7,203

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Dispositions and Impairments	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy

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
On July 1, 2021, DTE Energy completed the previously announced separation of its natural gas pipeline, storage and gathering non-utility business. Effective with the separation, DTE retains no ownership in the new company, DT Midstream. The Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements included herein are prior to the separation and all results as of and for the period ended June 30, 2021 include that of DT Midstream. Historical results of DT Midstream, which is primarily comprised of the Gas Storage and Pipelines segment and also includes certain DTE Energy holding company activity within the Corporate and Other segment, will be presented as discontinued operations beginning in the third quarter 2021. Any impacts to DTE Energy tax attributes will also be reflected in the third quarter financial statements. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information.
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
Through June 30, 2021, DTE Energy owned an 85% interest in SGG, which owns and operates midstream natural gas assets. SGG has contracts through which certain construction risk was designed to pass-through to the customers, with DTE Energy retaining operational and customer default risk. SGG is a VIE with DTE Energy as the primary beneficiary.
The Registrants have variable interests in NEXUS, which include DTE Energy's 50% ownership interest through DT Midstream and DTE Electric's transportation services contract. NEXUS is a joint venture which owns a 256-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS also owns Generation Pipeline, LLC, a 25-mile regulated pipeline system located in northern Ohio. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for its ownership interest in NEXUS under the equity method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts, including the transportation services contract with NEXUS. As of June 30, 2021, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2021, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and, for DTE Energy, in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," related to REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2021 and December 31, 2020. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	June 30, 2021			December 31, 2020
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$27	$22	$49	$34	$20	$54
Accounts receivable	9	24	33	8	28	36
Inventories	—	46	46	—	107	107
Property, plant, and equipment, net	398	17	415	402	23	425
Goodwill	25	—	25	25	—	25
Intangible assets	520	—	520	527	—	527
Notes receivable and other	2	60	62	2	33	35
	$981	$169	$1,150	$998	$211	$1,209

LIABILITIES
Accounts payable	$1	$22	$23	$—	$22	$22
Short-term borrowings	—	69	69	—	38	38
Other current and long-term liabilities	7	2	9	7	4	11
	$8	$93	$101	$7	$64	$71
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owned 85% at June 30, 2021 and December 31, 2020.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Investments in equity method investees	$1,503	$1,507
Notes receivable	$29	$47
Future funding commitments	$22	$26

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Equity earnings of equity method investees	$41	$30	$73	$59
Income from REF entities	21	29	45	52
Contract services	7	6	15	13
Allowance for equity funds used during construction	6	7	13	13
Gains from rabbi trust securities(a)	2	22	4	22
Other	6	7	9	7
	$83	$101	$159	$166
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Contract services	$7	$6	$15	$13
Allowance for equity funds used during construction	6	6	12	12
Gains from rabbi trust securities allocated from DTE Energy(a)	2	22	4	22
Other	4	3	7	3
	$19	$37	$38	$50
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the three and six months ended months ended June 30, 2021 and 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
DTE Energy	11%	2%	8%	8%
DTE Electric	10%	12%	10%	12%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 9% increase in DTE Energy's effective tax rate for the three months ended June 30, 2021 was primarily due to the 2020 carryback of 2018 net operating losses due to the CARES Act of 12% and West Virginia tax law change of 4% in 2021, partially offset by an increase in production tax credits of 4% and higher amortization of the TCJA regulatory liability of 3%. There was no change in DTE Energy’s effective tax rate for the six months ended June 30, 2021 which included an increase in production tax credits of 3% and higher amortization of the TCJA regulatory liability of 3%, offset by the 2020 carryback of 2018 net operating losses due to the CARES Act of 5% and West Virginia tax law change of 1% in 2021.
The separation of DT Midstream on July 1, 2021 will impact DTE Energy's effective tax rate in future periods and adjustments will be incorporated beginning in the third quarter 2021.
The 2% decrease in DTE Electric's effective tax rate for the three and six months ended June 30, 2021 was primarily due to an increase in production tax credits of 1% and higher amortization of the TCJA regulatory liability of 1% in both periods.
DTE Electric had income tax receivables with DTE Energy of $2 million and $8 million at June 30, 2021 and December 31, 2020, respectively.
Unrecognized Compensation Costs
As of June 30, 2021, DTE Energy had $101 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $11 million and $7 million for the three months ended June 30, 2021 and 2020, respectively, while such allocation was $25 million and $16 million for the six months ended June 30, 2021 and 2020, respectively.
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
Financing Receivables
Financing receivables are primarily composed of trade receivables, notes receivable, and unbilled revenue. The Registrants' financing receivables are stated at net realizable value.

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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2021.

	DTE Energy				DTE Electric
	Year of origination
	2021	2020	2019 and Prior	Total	2021 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$24	$24	$14
Internal grade 2	1	86	22	109	2
Internal grade 3	—	—	11	11	—
Total notes receivable(a)	$1	$86	$57	$144	$16

Net investment in leases
Net investment in leases, internal grade 1	$—	$3	$39	$42	$—
Net investment in leases, internal grade 2	—	160	1	161	—
Total net investment in leases(a)	$—	$163	$40	$203	$—
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
DTE Energy's Gas Storage & Pipelines segment has an investment in certain assets in the Utica shale region which is accounted for as a note receivable. In the second quarter 2021, DTE Energy assessed the note receivable for impairment due to a reduction in forecasted volumes to be produced by the assets. As a result of fair value analysis, DTE Energy recorded a $19 million impairment of the note receivable, which is included in Asset (gains) losses and impairments, net on DTE Energy's Consolidated Statements of Operations for the three and six months ended June 30, 2021. Additionally, DTE Energy ceased accruing interest on the note receivable and reclassified the note to an Internal grade 3 receivable. There is no further risk of impairment to DTE Energy as the note receivable will transfer to DT Midstream upon its separation on July 1, 2021.
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	33	1	34	17
Write-offs charged against allowance	(60)	(1)	(61)	(40)
Recoveries of amounts previously written off	38	—	38	22
Ending reserve balance, June 30, 2021	$112	$3	$115	$56

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020	$87	$4	$91	$46
Current period provision	100	3	103	61
Write-offs charged against allowance	(136)	(4)	(140)	(80)
Recoveries of amounts previously written off	50	—	50	30
Ending reserve balance, December 31, 2020	$101	$3	$104	$57
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
DTE Energy	$4	$15	$35	$48
DTE Electric	5	9	16	26
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2021.

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
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. The amendments in this update modify lease classification requirements for lessors, providing that lease contracts with variable lease payments that do not depend on a reference index or a rate should be classified as operating leases if they would have been classified as a sales-type or direct financing lease and resulted in the recognition of a selling loss at lease commencement. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2021, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

NOTE 4 — DISPOSITIONS AND IMPAIRMENTS
Separation of DT Midstream
On October 27, 2020, DTE Energy announced that its Board of Directors had authorized management to pursue a plan to spin-off its natural gas pipeline, storage and gathering non-utility business. On July 1, 2021, DTE Energy completed the separation of the new company, DT Midstream, through the distribution of 96,732,466 shares of DT Midstream common stock to DTE Energy shareholders. The distribution reflected 100% of the outstanding common stock of DT Midstream as of 5:00 p.m. ET on June 18, 2021 (the “record date”). DTE Energy shareholders received one share of DT Midstream common stock for every two shares of DTE Energy common stock held at the close of business on the record date, with certain shareholders receiving cash in lieu of fractional shares of DT Midstream common stock. For U.S. federal income tax purposes, DTE Energy’s U.S. shareholders generally should not recognize gain or loss as a result of the distribution of DT Midstream stock, except with respect to cash received in lieu of fractional shares.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In June 2021, in order to facilitate the separation and settle intercompany balances with DTE Energy, DT Midstream issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion term loan. Using the debt proceeds, net of discount and issuance costs of $53 million, DT Midstream made the following cash payments:
•Settled Short-term borrowings due to DTE Energy as of June 30, 2021 of $2,537 million
•Settled affiliate Accounts Receivable due from DTE Energy and affiliate Accounts payable due to DTE Energy as of June 30, 2021 for net cash paid to DTE Energy of $9 million
•Provided a one-time special dividend to DTE Energy of $501 million
These payments eliminated in consolidation and had no impact on DTE Energy’s Consolidated Financial Statements of Financial Position for the period ended June 30, 2021. During July 2021, DTE Energy used the proceeds received from DT Midstream to optionally redeem $2.2 billion of long-term debt and provided notice of its intent to redeem an additional $374 million of long-term debt in August 2021. Refer to Note 10 to the Consolidated Financial Statements, “Long-term Debt,” for additional information. Prior to the debt redemptions, the proceeds were held in a temporary investment account within the Corporate and Other segment and included in Cash and cash equivalents in the Consolidated Statements of Financial Position as of June 30, 2021.
Through June 30, 2021, DTE Energy has incurred $43 million of transaction costs associated with the separation of DT Midstream, including legal, accounting and other professional services fees. These transaction costs included $24 million and $34 million for the three and six months ended June 30, 2021, respectively, and were recorded in Operation and maintenance expense in DTE Energy’s Consolidated Statements of Operations for the respective periods. DTE Energy expects additional transaction costs to be incurred in the third quarter in conjunction with the completed separation.
Following the separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol “DTM” on the New York Stock Exchange (NYSE) and DTE Energy no longer retains any ownership in DT Midstream. In order to govern the ongoing relationships between DT Midstream and DTE Energy after the separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:
•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between DTE Energy and DT Midstream
•Transition Services Agreement – allows for DTE Energy to provide DT Midstream with specified services for a limited time and no longer than 24 months following the separation, including support for accounting, tax, legal, human resources, informational technology, and various other administrative and operational services
•Tax Matters Agreement – governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the separation with respect to all tax matters
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to DT Midstream employees
In addition, DTE Energy and its subsidiaries have various commercial agreements that will continue after the separation. These agreements include certain pipeline, gathering, and storage services and operating and maintenance agreements, and are not considered material to the Consolidated Financial Statements.
Power and Industrial Projects Segment Impairment
Power & Industrial Projects owns a pulverized coal facility located at DTE Electric’s River Rouge power plant. The facility provides pulverized coal to a steel industry customer through a supply agreement expiring in 2028. The River Rouge plant provides operation and maintenance services to the facility through an agreement which also expires in 2028.
During the second quarter 2021, DTE Electric retired the River Rouge plant and provided an early termination notice of the operation and maintenance services agreement with the pulverized coal facility. The termination will be effective December 31, 2021, at which point Power and Industrial Projects will cease operations at the facility.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In connection with these events, DTE Energy performed an impairment analysis of the pulverized coal facility long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Based on its undiscounted cash flow projections, DTE Energy determined that the carrying value of the pulverized coal facility asset group is not recoverable. As a result, DTE Energy recorded a non-cash impairment charge of $27 million, which is included in Asset (gains) losses and impairments, net on DTE Energy’s Consolidated Statements of Operations for the three and six months ended June 30, 2021. The charge included $18 million to fully impair the long-lived assets recorded to Property, plant and equipment and a $9 million write-down of Other noncurrent assets to fair value. Fair value of the assets was determined using an income approach, which utilized assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate.
There were no other adjustments deemed necessary as of June 30, 2021 related to the closure of the facility. DTE Energy is currently monitoring contract negotiations with the steel industry customer to determine any future impacts. An estimate of such impacts cannot be determined at this time as alternatives are currently being evaluated; however, the likelihood of any impact being material to DTE Energy’s Consolidated Financial Statements is remote.

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Electric(a)
Residential	$705	$671	$1,377	$1,269
Commercial	468	389	920	815
Industrial	147	120	306	276
Other(b)	91	132	172	168
Total Electric operating revenues(c)	$1,411	$1,312	$2,775	$2,528

Gas
Gas sales	$171	$169	$631	$563
End User Transportation	48	43	133	120
Intermediate Transportation	17	16	43	42
Other(b)	29	23	70	66
Total Gas operating revenues(d)	$265	$251	$877	$791

Other segment operating revenues
Gas Storage and Pipelines(e)	$208	$172	$405	$342
Power and Industrial Projects(f)	$394	$219	$760	$526
Energy Trading(g)	$1,167	$740	$2,606	$1,653
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $3 million of Other revenues related to DTE Sustainable Generation for the three months ended June 30, 2021 and 2020 and $7 million for the six months ended June 30, 2021 and 2020.
(b)Includes revenue adjustments related to various regulatory mechanisms.
(c)Includes $5 million of Other revenues outside the scope of Topic 606 for the three months ended June 30, 2021 and 2020, and $8 million and $10 million for the six months ended June 30, 2021 and 2020, respectively.
(d)Includes $2 million and $3 million of Other revenues outside the scope of Topic 606 for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $5 million for the six months ended June 30, 2021 and 2020, respectively. Revenues also include $2 million under Alternative Revenue Programs outside the scope of Topic 606 for the six months ended June 30, 2020.
(e)Includes revenues outside the scope of Topic 606 primarily related to $2 million of contracts accounted for as leases for the three months ended June 30, 2021 and 2020, and $4 million for the six months ended June 30, 2021 and 2020.
(f)Includes revenues outside the scope of Topic 606 primarily related to $22 million and $21 million of contracts accounted for as leases for the three months ended June 30, 2021 and 2020, respectively, and $44 million and $48 million for the six months ended June 30, 2021 and 2020, respectively.
(g)Includes revenues outside the scope of Topic 606 primarily related to $907 million and $467 million of derivatives for the three months ended June 30, 2021 and 2020, respectively, and $2.1 billion and $1.1 billion of derivatives for the six months ended June 30, 2021 and 2020, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2021	$87
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	46
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(19)
Ending Balance, June 30, 2021	$114
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2021	$69
2022	22
2023	4
2024	3
2025	7
2026 and thereafter	9
$114
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2021	$142	$4
2022	382	7
2023	324	7
2024	209	7
2025	130	1
2026 and thereafter	535	—
	$1,722	$26

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
2021 Securitization Filing
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requested collection of these qualifying costs from DTE Electric's customers.
A final MPSC order was issued on June 23, 2021 authorizing DTE Electric to proceed with the issuance of securitization bonds for qualified costs of up to $236 million, increased for the inclusion of deferred income taxes. The order authorized customer charges for the timely recovery of the amount securitized and other ongoing qualified costs. Securitization is expected in the fourth quarter 2021.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy’s participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units and performance shares do not receive cash dividends; as such, these awards are not considered participating securities.
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$179	$277	$576	$617
Less: Allocation of earnings to net restricted stock awards	1	—	1	1
Net income available to common shareholders — basic	$178	$277	$575	$616

Average number of common shares outstanding — basic	193	192	193	192
Basic Earnings per Common Share	$0.92	$1.44	$2.97	$3.20

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$179	$277	$576	$617
Less: Allocation of earnings to net restricted stock awards	1	—	1	1
Net income available to common shareholders — diluted	$178	$277	$575	$616

Average number of common shares outstanding — basic	193	192	193	192
Average dilutive equity units, performance share awards, and stock options	1	1	1	—
Average number of common shares outstanding — diluted	194	193	194	192
Diluted Earnings per Common Share(a)	$0.92	$1.44	$2.97	$3.20
_______________________________________
(a)Equity Units excluded from the calculation of diluted EPS were approximately 9.5 million and 10.3 million for the three months ended June 30, 2021 and 2020, respectively, and 10.0 million and 10.3 million for the six months ended June 30, 2021 and 2020, respectively, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2021 and December 31, 2020. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2021						December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$3,325	$—	$—	$—	$—	$3,325	$438	$—	$—	$—	$—	$438
Nuclear decommissioning trusts
Equity securities	952	—	—	216	—	1,168	947	—	—	222	—	1,169
Fixed income securities	134	425	—	99	—	658	102	371	—	82	—	555
Private equity and other	—	—	—	159	—	159	—	—	—	104	—	104
Cash equivalents	34	—	—	—	—	34	27	—	—	—	—	27
Other investments(d)
Equity securities	62	—	—	—	—	62	55	—	—	—	—	55
Fixed income securities	7	—	—	—	—	7	8	—	—	—	—	8
Cash equivalents	86	—	—	—	—	86	97	—	—	—	—	97
Derivative assets
Commodity contracts(e)
Natural gas	180	110	46	—	(289)	47	99	74	60	—	(156)	77
Electricity	—	255	75	—	(192)	138	—	128	52	—	(120)	60
Environmental & Other	1	359	15	—	(339)	36	—	150	4	—	(135)	19
Total derivative assets	181	724	136	—	(820)	221	99	352	116	—	(411)	156
Total	$4,781	$1,149	$136	$474	$(820)	$5,720	$1,773	$723	$116	$408	$(411)	$2,609

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(131)	$(170)	$(227)	$—	$289	$(239)	$(88)	$(59)	$(76)	$—	$151	$(72)
Electricity	—	(201)	(124)	—	192	(133)	—	(126)	(42)	—	125	(43)
Environmental & Other	—	(356)	—	—	339	(17)	—	(137)	—	—	129	(8)
Foreign currency exchange contracts	—	(7)	—	—	—	(7)	—	(5)		—	—	(5)
Total	$(131)	$(734)	$(351)	$—	$820	$(396)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$4,650	$415	$(215)	$474	$—	$5,324	$1,685	$396	$(2)	$408	$(6)	$2,481
Assets
Current	$3,480	$530	$109	$—	$(623)	$3,496	$532	$260	$92	$—	$(330)	$554
Noncurrent	1,301	619	27	474	(197)	2,224	1,241	463	24	408	(81)	2,055
Total Assets	$4,781	$1,149	$136	$474	$(820)	$5,720	$1,773	$723	$116	$408	$(411)	$2,609
Liabilities
Current	$(124)	$(511)	$(220)	$—	$623	$(232)	$(84)	$(223)	$(79)	$—	$318	$(68)
Noncurrent	(7)	(223)	(131)	—	197	(164)	(4)	(104)	(39)	—	87	(60)
Total Liabilities	$(131)	$(734)	$(351)	$—	$820	$(396)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$4,650	$415	$(215)	$474	$—	$5,324	$1,685	$396	$(2)	$408	$(6)	$2,481
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts consisted of $1 million and $2 million of cash equivalents included in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at June 30, 2021 and December 31, 2020, respectively. All other amounts are included in Cash and cash equivalents on the Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents	$—	$—	$—	$—	$—	$4	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	952	—	—	216	1,168	947	—	—	222	1,169
Fixed income securities	134	425	—	99	658	102	371	—	82	555
Private equity and other	—	—	—	159	159	—	—	—	104	104
Cash equivalents	34	—	—	—	34	27	—	—	—	27
Other investments
Equity securities	18	—	—	—	18	16	—	—	—	16
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	15	—	15	—	—	4	—	4
Total	$1,149	$425	$15	$474	$2,063	$1,107	$371	$4	$408	$1,890

Assets
Current	$—	$—	$15	$—	$15	$4	$—	$4	$—	$8
Noncurrent	1,149	425	—	474	2,048	1,103	371	—	408	1,882
Total Assets	$1,149	$425	$15	$474	$2,063	$1,107	$371	$4	$408	$1,890
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $159 million and $183 million as of June 30, 2021 and December 31, 2020, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(89)	$(19)	$1	$(107)	$8	$15	$1	$24
Transfers into Level 3 from Level 2	—	—	—	—	2	—	—	2
Transfers from Level 3 into Level 2	—	—	—	—	(5)	—	—	(5)
Total gains (losses)
Included in earnings(a)	(128)	(9)	—	(137)	12	33	(8)	37
Recorded in Regulatory liabilities	—	—	16	16	—	—	14	14
Purchases, issuances, and settlements
Settlements	36	(21)	(2)	13	3	(32)	3	(26)
Net Assets (Liabilities) as of June 30	$(181)	$(49)	$15	$(215)	$20	$16	$10	$46
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(98)	$(18)	$(15)	$(131)	$18	$20	$(16)	$22
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$15	$15	$—	$—	$10	$10
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(16)	$10	$4	$(2)	$(15)	$16	$3	$4
Transfers from Level 3 into Level 2	—	—	—	—	(4)	—	—	(4)
Total gains (losses)
Included in earnings(a)	(195)	16	—	(179)	36	53	(8)	81
Recorded in Regulatory liabilities	—	—	15	15	—	—	12	12
Purchases, issuances, and settlements
Settlements	30	(75)	(4)	(49)	3	(53)	3	(47)
Net Assets (Liabilities) as of June 30	$(181)	$(49)	$15	$(215)	$20	$16	$10	$46
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(192)	$(24)	$(15)	$(231)	$37	$42	$(16)	$63
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$15	$15	$—	$—	$10	$10
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net Assets as of beginning of period	$1	$1	$4	$3
Change in fair value recorded in Regulatory liabilities	16	14	15	12
Purchases, issuances, and settlements
Settlements	(2)	(5)	(4)	(5)
Net Assets as of June 30	$15	$10	$15	$10
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$15	$10	$15	$10
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and six months ended June 30, 2021 and 2020.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$46	$(227)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.41)	—	$2.47	/MMBtu	$(0.09)	/MMBtu
Electricity	$75	$(124)	Discounted Cash Flow	Forward basis price (per MWh)	$(12)	—	$5	/MWh	$(1)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(76)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.86)	—	$2.50	/MMBtu	$(0.07)	/MMBtu
Electricity	$52	$(42)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$—	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$144	$—	$—	$144	$141	$—	$—	$141
Short-term borrowings	$69	$—	$69	$—	$38	$—	$38	$—
Notes payable(b)	$5	$—	$—	$5	$19	$—	$—	$19
Long-term debt(c)	$22,909	$2,236	$21,728	$1,115	$19,439	$2,547	$18,230	$1,397
_______________________________________
(a)Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.
(c)Includes debt due within one year and excludes finance lease obligations. Carrying value also includes unamortized debt discounts and issuance costs.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$16	$—	$—	$16	$16	$—	$—	$16
Short-term borrowings — affiliates	$194	$—	$—	$194	$101	$—	$—	$101
Notes payable(b)	$4	$—	$—	$4	$17	$—	$—	$17
Long-term debt(c)	$8,943	$—	$10,112	$150	$8,236	$—	$9,579	$379
_______________________________________
(a)Included in Current Assets — Other and Other Assets — Other on DTE Electric's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.
(c)Includes debt due within one year and excludes finance lease obligations. Carrying value also includes unamortized debt discounts and issuance costs.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2021	December 31, 2020
	(In millions)
Fermi 2	$2,002	$1,841
Fermi 1	3	3
Low-level radioactive waste	14	11
	$2,019	$1,855
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Realized gains	$35	$103	$59	$134
Realized losses	$(6)	$(76)	$(8)	$(92)
Proceeds from sale of securities	$366	$799	$637	$1,238
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2021			December 31, 2020
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,168	$546	$(4)	$1,169	$481	$(6)
Fixed income securities	658	24	(3)	555	20	(1)
Private equity and other	159	26	—	104	—	—
Cash equivalents	34	—	—	27	—	—
	$2,019	$596	$(7)	$1,855	$501	$(7)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2021
(In millions)
Due within one year	$7
Due after one through five years	151
Due after five through ten years	113
Due after ten years	288
$559

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fixed income securities held in nuclear decommissioning trust funds include $99 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At June 30, 2021 and December 31, 2020, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrant's gains (losses) related to the trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Gains (losses) related to equity securities	$2	$16	$4	$(6)
Gains (losses) related to fixed income securities	—	6	—	(3)
	$2	$22	$4	$(9)

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
Gas Storage and Pipelines — This segment has been primarily engaged in services related to the gathering, transportation, and storage of natural gas. Primarily fixed-priced contracts have been used in the marketing and management of transportation and storage services. Generally, these contracts were not derivatives and were therefore accounted for under the accrual method. These contracts will not be retained by DTE Energy following the separation of DT Midstream on July 1, 2021.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2021 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(4)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$336	$(528)	$233	$(223)
Electricity	330	(325)	180	(168)
Environmental & Other	375	(356)	154	(137)
Foreign currency exchange contracts	—	(3)	—	(1)
Total derivatives not designated as hedging instruments	$1,041	$(1,212)	$567	$(529)

Current	$794	$(855)	$446	$(386)
Noncurrent	247	(361)	121	(147)
Total derivatives	$1,041	$(1,216)	$567	$(533)
The following table presents the fair value of derivative instruments for DTE Electric:

	June 30, 2021	December 31, 2020
	(In millions)
FTRs — Other current assets	$15	$4
Total derivatives not designated as hedging instruments	$15	$4
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $11 million and $7 million outstanding at June 30, 2021 and December 31, 2020, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $34 million and $9 million at June 30, 2021 and December 31, 2020, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2021	December 31, 2020
	(In millions)
Cash collateral netted against Derivative assets	$—	$(12)
Cash collateral netted against Derivative liabilities	—	6
Cash collateral recorded in Accounts receivable(a)	23	14
Cash collateral recorded in Accounts payable(a)	(1)	(1)
Total net cash collateral posted (received)	$22	$7
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2021			December 31, 2020
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$336	$(289)	$47	$233	$(156)	$77
Electricity	330	(192)	138	180	(120)	60
Environmental & Other	375	(339)	36	154	(135)	19
Total derivative assets	$1,041	$(820)	$221	$567	$(411)	$156

Derivative liabilities
Commodity contracts
Natural gas	$(528)	$289	$(239)	$(223)	$151	$(72)
Electricity	(325)	192	(133)	(168)	125	(43)
Environmental & Other	(356)	339	(17)	(137)	129	(8)
Foreign currency exchange contracts	(7)	—	(7)	(5)	—	(5)
Total derivative liabilities	$(1,216)	$820	$(396)	$(533)	$405	$(128)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2021				December 31, 2020
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$794	$247	$(855)	$(361)	$446	$121	$(386)	$(147)
Counterparty netting	(623)	(197)	623	197	(318)	(81)	318	81
Collateral adjustment	—	—	—	—	(12)	—	—	6
Total derivatives as reported	$171	$50	$(232)	$(164)	$116	$40	$(68)	$(60)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2021	2020	2021	2020
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(114)	$(25)	$(157)	$(36)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(24)	43	(79)	79
Electricity	Operating Revenues — Non-utility operations	42	41	75	42
Environmental & Other	Operating Revenues — Non-utility operations	(7)	(63)	(39)	(41)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	(3)	(3)	2
Total		$(104)	$(7)	$(203)	$46
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2021:

Commodity	Number of Units
Natural gas (MMBtu)	1,839,526,884
Electricity (MWh)	33,751,897
Foreign currency exchange ($ CAD)	121,659,867
Renewable Energy Certificates (MWh)	11,051,843
Carbon emissions (Metric Tons)	28,873,477
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $467 million.
As of June 30, 2021, DTE Energy had $969 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $821 million. The net remaining amount of $148 million is derived from the $467 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2021, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds(a)	1.90%	2028	$575
DTE Electric	March	Mortgage bonds(a)	3.25%	2051	425
DT Midstream	June	Senior notes(b)	4.125%	2029	1,100
DT Midstream	June	Senior notes(b)	4.375%	2031	1,000
DT Midstream	June	Term loan facility(b)	Variable(c)	2028	1,000
					$4,100
_______________________________________
(a)Bonds were issued as Green Bonds and the proceeds will be used to finance qualified expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.
(b)Proceeds were used for the repayment of short-term borrowings due to DTE Energy to facilitate the separation of DT Midstream, as well as a one-time special dividend provided to DTE Energy. The debt will remain with DT Midstream following its separation on July 1, 2021. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information and to the Debt Redemptions section below for DTE Energy's use of the proceeds received from DT Midstream.
(c)Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The term loan facility includes $900 million with a six-month LIBOR interest period and $100 million with a three-month LIBOR interest period.
Debt Redemptions
Through June 2021, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	April	Mortgage bonds	3.90%	2021	$250
DTE Electric	May	Mortgage bonds	7.00%	2021	33
DTE Energy	June	Junior subordinated debentures(a)	5.375%	2076	300
					$583
_______________________________________
(a)Early redemption resulted in a loss on extinguishment of debt of $8 million relating to the write-off of unamortized issuance costs. The loss was recorded to Other expenses on DTE Energy's Consolidated Statements of Operations for the three and six months ended June 30, 2021.
In July 2021, DTE Energy used proceeds from DT Midstream’s repayment of short-term borrowings and one-time special dividend to optionally redeem $2.2 billion of additional long-term debt, including the following:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	July	Senior notes	3.30%	2022	$300
DTE Energy	July	Senior notes	2.60%	2022	300
DTE Energy	July	Senior notes	3.70%	2023	600
DTE Energy	July	Senior notes	3.85%	2023	135
DTE Energy	July	Senior notes	3.50%	2024	350
DTE Energy	July	Senior notes	3.80%	2027	350
DTE Energy	July	Senior notes	3.40%	2029	21
DTE Energy	July	Senior notes	6.375%	2033	191
					$2,247
Additionally in July 2021, DTE Energy provided notice of its intent to call for redemption $165 million of its 3.85% Senior notes due in 2023 and $209 million of its 6.375% Senior notes due in 2033, both to be redeemed in August 2021 using the remaining proceeds received from DT Midstream.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
To early retire this debt and reduce future interest expense, DTE Energy incurred prepayment costs of $235 million in July 2021 and expects additional prepayment costs in conjunction with the planned redemptions in August 2021. Prepayment costs and any write-offs of unamortized issuance costs and discounts related to the retired debt will result in a loss on extinguishment of debt to be reflected in the Consolidated Statements of Operations for the third quarter 2021.

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
The unsecured revolving credit agreements have historically required DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2021, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.64 to 1, 0.53 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.
In June 2021, DTE Energy amended its total funded debt to capitalization ratio requirement to no more than 0.70 to 1 starting with the third quarter of 2021 and ending December 2022. The amendment was a result of temporary balance sheet impacts resulting from the separation of DT Midstream on July 1, 2021.
Additionally in June 2021, DT Midstream entered into a $750 million secured revolving credit agreement. Letter of credit issuances and borrowings under the agreement are primarily for the general corporate purposes of DT Midstream to support its future operations and liquidity. Financial covenants under the agreement will be effective for DT Midstream beginning in the third quarter 2021.
For DTE Energy, availability under the DT Midstream secured revolving credit agreement was limited to $33 million, including an $8 million letter of credit issuance in June 2021 and additional credit up to $25 million, of which no amounts were drawn as of June 30, 2021. The facility and its available credit will not be retained by DTE Energy following the separation of DT Midstream on July 1, 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of June 30, 2021 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring April 2025(a)	$1,500	$500	$300	$2,300
Unsecured Canadian revolving credit facility, expiring May 2023	89	—	—	89
Secured revolving credit facility, expiring June 2026(b)	33	—	—	33
Unsecured letter of credit facility, expiring in February 2023	150	—	—	150
Unsecured letter of credit facility, expiring in August 2021	110	—	—	110
Unsecured letter of credit facility(c)	50	—	—	50
	1,932	500	300	2,732
Amounts outstanding at June 30, 2021
Revolver borrowings	69	—	—	69
Letters of credit	230	—	—	230
	299	—	—	299
Net availability at June 30, 2021	$1,633	$500	$300	$2,433
_______________________________________
(a)Total availability of $102 million expires in April 2024, including $67 million at DTE Energy, $22 million at DTE Electric, and $13 million at DTE Gas. All other availability expires in April 2025.
(b)For DT Midstream $750 million revolving credit facility, availability shown is limited to $33 million available to DTE Energy
(c)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $100 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $100 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At June 30, 2021, the capacity under the facilities was $300 million. The amounts outstanding under the agreements were $18 million and $49 million at June 30, 2021 and December 31, 2020, respectively, and were fully offset by the posted collateral.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
June 30, 2021
(In millions)
2021	$13
2022	22
2023	21
2024	22
2025	22
2026 and Thereafter	292
Total minimum future lease receipts	392
Residual value of leased pipeline	17
Less unearned income	206
Net investment in finance lease	203
Less current portion	8
$195
Interest income recognized under finance leases was $5 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $9 million and $8 million for the six months ended June 30, 2021 and 2020, respectively.
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fixed payments	$16	$17	$33	$33
Variable payments	18	16	35	39
	34	33	68	72

Operating revenues	24	23	48	52
Other income	10	10	20	20
	$34	$33	$68	$72

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. On April 30, 2018, the EPA finalized the State of Michigan's recommended marginal non-attainment designation for southeast Michigan. The State is required to develop and implement a plan to address the southeast Michigan ozone non-attainment area by the end of 2021. The Registrants cannot predict the scope and associated financial impact of the State's plan to address the ozone non-attainment area at this time.

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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2021 and December 31, 2020, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

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
DTE Electric has estimated the impact of the CCR and ELG rules to be $718 million of capital expenditures, including $573 million for 2021 through 2025.

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
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2021 and December 31, 2020, DTE Gas had $23 million and $24 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2021 was approximately $400 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2021 was $617 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $50 million at June 30, 2021. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2021, DTE Energy had $176 million of performance bonds outstanding, including $120 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Vector Line of Credit
In July 2019, DTE Energy, as lender, entered into a revolving term credit facility with Vector, as borrower, in the amount of C$70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payment under the line of credit at June 30, 2021 was $56 million. On July 7, 2021 and in conjunction with the separation of DT Midstream, DTE Energy transferred the credit facility to DT Midstream and DT Midstream assumed the lender role under the credit facility.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximately 2,700 represented employees. This represents 49% and 57% of DTE Energy's and DTE Electric's total employees, respectively. The majority of the represented employees are under contracts that expire in 2027.
Purchase Commitments
Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $3.9 billion and $3.0 billion in 2021 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2021 annual capital expenditures and contributions to equity method investees.
Bankruptcies
DTE Energy Trading was the sole supplier of power for Brilliant Energy, LLC ("Brilliant"), a load serving entity and competitive retailer in ERCOT. During March 2021, Brilliant filed a voluntary petition for bankruptcy protection under Chapter 7 of the Bankruptcy Code. Subsequently, the bankruptcy court authorized a Trustee to continue managing Brilliant’s business to preserve any remaining value for their creditors and begin an orderly wind-down of Brilliant’s operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In June 2021, DTE Energy Trading completed the transfer of service for all of Brilliant's customer contracts to utilities in the ERCOT market and has no further service responsibilities related to Brilliant. For pre-petition receivables that were reserved during the first quarter 2021, approximately $9 million remains reserved as of June 30, 2021. Other pre-petition receivables of approximately $3 million were recovered during the second quarter 2021 and uncollectible expense was reversed. The remaining wind-down activities are expected to be completed in the third quarter 2021. DTE Energy does not believe there is any additional risk related to this bankruptcy.
COVID-19 Pandemic
DTE Energy has been actively monitoring the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on operating costs, customer demand, and recoverability of assets that could materially impact the Registrants' financial results.
In 2021, the COVID-19 pandemic has continued to impact DTE Electric sales volumes. As businesses have maintained certain remote operations, related sales volumes have been lower for commercial and industrial customers and higher for residential customers as compared to historical volumes before the pandemic. This impact contributed to a net reduction in DTE Electric sales, but has been offset by favorable rate mix.
In 2020, COVID-19 also resulted in incremental costs at our utilities related to personal protective equipment and other health and safety-related matters, as well as lower volumes for certain companies within the Power and Industrial Projects segment. For the three and six months ended June 30, 2021, however, there has not been any significant impact to the Registrants' Consolidated Financial Statements.
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary as of June 30, 2021. The Registrants cannot predict the future impacts of the COVID-19 pandemic on the Consolidated Financial Statements, as developments involving COVID-19 and its related effects on economic and operating conditions remain highly uncertain.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Service cost	$27	$24	$7	$7
Interest cost	40	47	12	14
Expected return on plan assets	(86)	(83)	(32)	(32)
Amortization of:
Net actuarial loss	49	43	4	3
Prior service credit	—	—	(5)	(5)
Net periodic benefit cost (credit)	$30	$31	$(14)	$(13)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Service cost	$54	$49	$15	$13
Interest cost	79	93	23	28
Expected return on plan assets	(170)	(166)	(64)	(64)
Amortization of:
Net actuarial loss	98	86	7	8
Prior service credit	—	—	(10)	(10)
Net periodic benefit cost (credit)	$61	$62	$(29)	$(25)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense was $26 million and $25 million for the three months ended June 30, 2021 and 2020, respectively, and $52 million and $51 million for the six months ended June 30, 2021 and 2020, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Service cost	$5	$5	$11	$10
Interest cost	9	10	17	21
Expected return on plan assets	(21)	(22)	(43)	(44)
Amortization of:
Net actuarial loss	3	3	6	6
Prior service credit	(4)	(3)	(7)	(7)
Net periodic benefit credit	$(8)	$(7)	$(16)	$(14)
Pension and Other Postretirement Contributions
At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to $107 million in contributions to the qualified pension plans in 2021, including up to $100 million of contributions to the qualified pension plans at DTE Electric. No contributions are anticipated for DTE Energy's postretirement benefit plans in 2021.

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
The segment information included herein includes the results of DT Midstream, which is comprised of the Gas Storage and Pipelines segment and also certain DTE Energy holding company activity within the Corporate and Other segment. DTE Energy completed the separation of DT Midstream on July 1, 2021 and will have no further activity related to DT Midstream. Beginning in the third quarter 2021, historical results of the Gas Storage and Pipelines segment and DT Midstream activity within the Corporate and Other segment will be presented as discontinued operations. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, natural gas sales, and renewable natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Electric	$15	$15	$31	$30
Gas	3	4	7	8
Gas Storage and Pipelines	9	5	14	9
Power and Industrial Projects	176	80	338	174
Energy Trading	13	8	26	14
Corporate and Other	—	—	1	1
	$216	$112	$417	$236
Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations
Electric	$1,408	$1,309	$2,768	$2,521
Gas	265	251	877	791
Operating Revenues — Non-utility operations
Electric	3	3	7	7
Gas Storage and Pipelines	208	172	405	342
Power and Industrial Projects	394	219	760	526
Energy Trading	1,167	740	2,606	1,653
Corporate and Other	—	1	1	1
Reconciliation and Eliminations	(216)	(112)	(417)	(236)
Total	$3,229	$2,583	$7,007	$5,605

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$238	$183	$446	$277
Gas	7	1	176	122
Gas Storage and Pipelines	64	70	143	142
Power and Industrial Projects	14	25	42	55
Energy Trading	(66)	(1)	(121)	33
Corporate and Other	(78)	(1)	(110)	(12)
Net Income Attributable to DTE Energy Company	$179	$277	$576	$617

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$179	$277	$576	$617
Diluted Earnings per Common Share	$0.92	$1.44	$2.97	$3.20
The decrease in Net Income for the three months ended June 30, 2021 was primarily due to lower earnings in the Corporate and Other, Energy Trading, and Power and Industrial Projects segments, partially offset by higher earnings in the Electric segment. The decrease in Net Income for the six months ended June 30, 2021 was primarily due to lower earnings in the Energy Trading, Corporate and Other, and Power and Industrial Projects segments, partially offset by higher earnings in the Electric and Gas segments.
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
DTE Energy is committed to reduce the carbon emissions of its electric utility operations by 32% by 2023, 50% by 2030, and 80% by 2040 from 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric utility and gas utility operations. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
DTE Energy has significant investments in non-utility businesses and expects growth opportunities in its Power and Industrial Projects segment. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile.
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
DTE Electric's capital investments over the 2021-2025 period are estimated at $14 billion, comprised of $5 billion for capital replacements and other projects, $7 billion for distribution infrastructure, and $2 billion for renewable generation. DTE Electric has retired six coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining eleven coal-fired generating units, including five units at Trenton Channel and St. Clair in 2022. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. Generation from the retired facilities will be replaced or offset with renewables, energy waste reduction, demand response, and natural gas fueled generation.
DTE Gas' capital investments over the 2021-2025 period are estimated at $3 billion, comprised of $1.4 billion for base infrastructure and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the Power and Industrial Projects segment, including approximately $1 billion to $1.4 billion from 2021-2025 for industrial energy services and renewable energy projects.
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
On July 1, 2021, DTE Energy completed the separation of DT Midstream, as discussed in Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments.” The separation will result in a reduction to DTE Energy's earnings and cash flows in the near term. However, DTE Energy remains well-positioned for long-term growth and focused on the key objectives noted above. DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial, and risk criteria.
COVID-19 Pandemic
DTE Energy has been monitoring the COVID-19 pandemic and any related impacts to operating costs, customer demand, and the recoverability of assets in our business segments that could materially impact the Registrants' financial results.
As noted in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," the pandemic has contributed to a shift in electric sales volumes from commercial and industrial customers to residential customers. DTE Energy expects this shift to continue in the near term as businesses maintain more remote operations. Other impacts from COVID-19 have related primarily to health and safety-related costs at the utilities and volumes at certain non-utility businesses, but these impacts have not been significant in 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$238	$183	$446	$277
Gas	7	1	176	122
Gas Storage and Pipelines	64	70	143	142
Power and Industrial Projects	14	25	42	55
Energy Trading	(66)	(1)	(121)	33
Corporate and Other	(78)	(1)	(110)	(12)
Net Income Attributable to DTE Energy Company	$179	$277	$576	$617

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,408	$1,309	$2,768	$2,521
Fuel and purchased power — utility	356	340	716	634
Utility Margin	1,052	969	2,052	1,887
Operating Revenues — Non-utility operations	3	3	7	7
Operation and maintenance	354	349	708	705
Depreciation and amortization	275	256	539	517
Taxes other than income	81	58	163	141
Asset (gains) losses and impairments, net	—	41	—	41
Operating Income	345	268	649	490
Other (Income) and Deductions	80	60	156	175
Income Tax Expense	27	25	47	38
Net Income Attributable to DTE Energy Company	$238	$183	$446	$277
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
Utility Margin increased $83 million and $165 million in the three and six months ended months ended June 30, 2021, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$24	$71
Base sales / rate mix	25	28
Regulatory mechanism — EWR	13	24
Regulatory mechanism — RPS	11	21
Weather	7	21
Regulatory mechanism — TRM	2	1
Other regulatory mechanisms and other	1	(1)
Increase in Utility Margin	$83	$165

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands of MWh)
DTE Electric Sales
Residential	3,948	3,922	7,707	7,492
Commercial	4,035	3,520	7,907	7,429
Industrial	2,015	1,582	4,217	3,884
Other	47	48	106	108
	10,045	9,072	19,937	18,913
Interconnection sales(a)	601	120	1,804	528
Total DTE Electric Sales	10,646	9,192	21,741	19,441

DTE Electric Deliveries
Retail and wholesale	10,045	9,072	19,937	18,913
Electric retail access, including self-generators(b)	1,091	792	2,028	1,835
Total DTE Electric Sales and Deliveries	11,136	9,864	21,965	20,748
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $5 million and $3 million in the three and six months ended June 30, 2021, respectively. The increase in the second quarter was primarily due to higher benefits expense of $12 million, higher EWR expense of $12 million, higher generation expense of $8 million, and higher distribution operations expense of $8 million, partially offset by 2020 COVID-19 related expenses of $29 million associated with the health and safety of employees and lower uncollectible expense of $4 million. The increase in the six-month period was primarily due to higher benefits expense of $25 million, higher EWR expense of $21 million, and higher corporate support costs of $5 million. These increases were partially offset by 2020 COVID-19 related expenses of $29 million, lower uncollectible expense of $10 million, and lower generation expense of $9 million.
Depreciation and amortization expense increased $19 million and $22 million in the three and six months ended June 30, 2021, respectively. The increase in the second quarter was primarily due to an $18 million increase resulting from a higher depreciable base and a $1 million increase associated with the TRM. The increase in the six-month period was primarily due to a $26 million increase resulting from a higher depreciable base, partially offset by a $1 million decrease associated with the TRM.
Taxes other than income increased $23 million and $22 million in the three and six months ended June 30, 2021, respectively. The increase in the second quarter was primarily due to higher property taxes of $20 million which resulted primarily from a favorable property tax settlement in 2020, and higher payroll taxes of $2 million driven primarily by employee retention credits recognized in 2020 pursuant to the CARES Act. The increase in the six-month period was primarily due to higher property taxes of $20 million and higher payroll taxes of $1 million, primarily resulting from the respective property tax settlement and employee retention credits recognized in 2020.
Asset (gains) losses and impairments, net decreased $41 million in the three and six months ended June 30, 2021. The decrease in both periods was primarily due to a 2020 write-off of capital expenditures related to incentive compensation, which were disallowed in the May 8, 2020 rate order from the MPSC.
Other (Income) and Deductions increased $20 million in the three months ended June 30, 2021 and decreased $19 million in the six months ended June 30, 2021. The increase in the second quarter was primarily due to a change in rabbi trust investment earnings (gain of $2 million in 2021 compared to a gain of $22 million in 2020). The decrease in the six-month period was primarily due to a change in rabbi trust investment earnings (gain of $4 million in 2021 compared to a loss of $9 million in 2020) and lower non-operating retirement benefits expense of $4 million.
Income Tax Expense increased $2 million and $9 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher earnings, partially offset by higher amortization of the TCJA regulatory liability and higher production tax credits.

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
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requested collection of these qualifying costs from DTE Electric's customers. A final MPSC order was issued on June 23, 2021 authorizing DTE Electric to proceed with the issuance of securitization bonds for qualified costs of up to $236 million, increased for the inclusion of deferred taxes. The order authorized customer charges for the timely recovery of the amount securitized and other ongoing qualified costs. Securitization is expected in the fourth quarter 2021.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations	$265	$251	$877	$791
Cost of gas — utility	45	42	240	220
Utility Margin	220	209	637	571
Operation and maintenance	127	120	257	241
Depreciation and amortization	43	38	86	75
Taxes other than income	25	19	51	44
Asset (gains) losses and impairments, net	—	14	—	14
Operating Income	25	18	243	197
Other (Income) and Deductions	17	16	36	38
Income Tax Expense	1	1	31	37
Net Income Attributable to DTE Energy Company	$7	$1	$176	$122
Utility Margin increased $11 million and $66 million in the three and six months ended June 30, 2021, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$18	$63
Regulatory mechanism — EWR	6	6
Weather	(12)	5
Home protection program	3	3
Infrastructure recovery mechanism	(6)	(13)
Other regulatory mechanisms and other	2	2
Increase in Utility Margin	$11	$66

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Bcf)
Gas Markets
Gas sales	19	20	81	78
End-user transportation	36	38	89	95
	55	58	170	173
Intermediate transportation	117	111	268	239
Total Gas sales	172	169	438	412
Operation and maintenance expense increased $7 million and $16 million in the three and six months ended June 30, 2021, respectively. The increase in the second quarter was primarily due to higher gas operations expense of $9 million and higher EWR expense of $3 million, partially offset by lower uncollectible expense of $4 million. The increase in the six-month period was primarily due to higher gas operations expense of $16 million and higher EWR expense of $5 million, partially offset by lower uncollectible expense of $7 million.
Depreciation and amortization expense increased $5 million and $11 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to a higher depreciable base and a change in depreciation rates effective October 2020.
Taxes other than income expense increased $6 million and $7 million in the three and six months ended June 30, 2021, respectively. The increase in the second quarter was primarily due to higher property taxes of $2 million and employee retention credits of $3 million recognized in 2020 pursuant to the CARES Act. The increase in the six-month period was primarily due to higher property taxes of $4 million and the employee retention credits recognized in 2020.
Asset (gains) losses and impairments, net decreased $14 million in the three and six months ended June 30, 2021. The decrease in both periods was primarily due to a 2020 write-off of capital expenditures related to incentive compensation, which were disallowed in the July 17, 2020 rate case settlement.
Income Tax Expense decreased $6 million in the six months ended June 30, 2021. The decrease was primarily due to an higher amortization of the TCJA regulatory liability, partially offset by higher earnings.
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

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$208	$172	$405	$342
Cost of gas and other — Non-utility	10	4	15	8
Operation and maintenance	47	27	92	55
Depreciation and amortization	41	36	82	72
Taxes other than income	6	4	13	9
Asset (gains) losses and impairments, net	18	—	17	—
Operating Income	86	101	186	198
Other (Income) and Deductions	(6)	1	(16)	(2)
Income Tax Expense	25	27	53	53
Net Income	67	73	149	147
Less: Net Income Attributable to Noncontrolling Interests	3	3	6	5
Net Income Attributable to DTE Energy Company	$64	$70	$143	$142
Operating Revenues — Non-utility operations increased $36 million and $63 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher pipeline revenues from LEAP, which was placed in-service during the third quarter 2020, as well as higher revenues from Blue Union and AGS.
Cost of gas and other — Non-utility increased $6 million and $7 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher physical purchases of gas from AGS customers.
Operation and maintenance expense increased $20 million and $37 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to transaction costs related to the separation of DT Midstream, higher operation and maintenance costs at Blue Union, and cost savings initiatives in 2020.
Depreciation and amortization expense increased $5 million and $10 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to LEAP, which was placed in-service during the third quarter 2020.
Taxes other than income increased $2 million and $4 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher property taxes from placing LEAP in-service.
Asset (gains) losses and impairments, net increased $18 million and $17 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to a $19 million impairment of notes receivable for an investment in certain assets in the Utica shale region.
Other (Income) and Deductions increased $7 million and $14 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher earnings from pipeline investments and lower interest expense.
Outlook — On July 1, 2021, DTE Energy completed the separation of DT Midstream, which is primarily comprised of the Gas Storage and Pipelines segment. Effective with the separation, DTE Energy no longer retains ownership in DT Midstream. Beginning in the third quarter 2021, DTE Energy will have no further activity related to DT Midstream and historical results will be presented as discontinued operations.
Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information regarding the separation of DT Midstream.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$394	$219	$760	$526
Fuel, purchased power, and gas — non-utility	299	153	584	378
Non-utility Margin	95	66	176	148
Operation and maintenance	79	66	149	135
Depreciation and amortization	18	17	37	35
Taxes other than income	2	2	6	6
Asset (gains) losses and impairments, net	27	—	27	(10)
Operating Loss	(31)	(19)	(43)	(18)
Other (Income) and Deductions	(26)	(34)	(47)	(53)
Income Taxes
Expense	—	6	4	11
Production Tax Credits	(16)	(13)	(36)	(28)
	(16)	(7)	(32)	(17)
Net Income	11	22	36	52
Less: Net Loss Attributable to Noncontrolling Interests	(3)	(3)	(6)	(3)
Net Income Attributable to DTE Energy Company	$14	$25	$42	$55
Operating Revenues — Non-utility operations increased $175 million and $234 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Higher production offset by the sale of membership interests in the REF business	$104	$161
Higher demand offset by lower prices in the Steel business	48	41
New projects in the Renewables business	19	27
Higher volumes in the On-site business	6	10
Closed projects in the Renewables business	(2)	(5)
	$175	$234
Non-utility Margin increased $29 million and $28 million in the three and six months ended June 30, 2021, respectively. The following table details changes in Non-utility Margin relative to the comparable prior periods:

	Three Months	Six Months
	(In millions)
New projects in the Renewables business	$18	$26
Higher demand offset by lower prices in the Steel business	11	4
Higher volumes in the On-site business	3	4
Closed projects in the Renewables business	(2)	(4)
Other	(1)	(2)
	$29	$28
Operation and maintenance expense increased $13 million and $14 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher production and new projects.

Asset (gains) losses and impairments, net increased $27 million and $37 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to an asset impairment of $27 million recorded in the Steel business for the anticipated closure of a pulverized coal facility. The increase in the six-month period was also due to $10 million of activity in 2020, including the write-off of environmental liabilities upon completing site remediation in the Steel business and the sale of assets in the On-site business.
Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information regarding the $27 million asset impairment and consideration of any additional impacts to future periods.
Other (Income) and Deductions decreased $8 million and $6 million in the three and six months ended June 30, 2021, respectively. The decrease in both periods was primarily due to $11 million of profit recognized from the sale of membership interests in the REF business in 2020, partially offset by higher production in the REF business in 2021.
Income Taxes — Production Tax Credits increased $3 million and $8 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher production partially offset by the sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $3 million in the six months ended June 30, 2021. The increase was primarily due to higher production in the REF business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$1,167	$740	$2,606	$1,653
Purchased power and gas — non-utility	1,236	719	2,717	1,560
Non-utility Margin	(69)	21	(111)	93
Operation and maintenance	16	18	43	41
Depreciation and amortization	2	2	3	3
Taxes other than income	—	1	3	3
Operating Income (Loss)	(87)	—	(160)	46
Other (Income) and Deductions	1	1	1	2
Income Tax Expense (Benefit)	(22)	—	(40)	11
Net Income (Loss) Attributable to DTE Energy Company	$(66)	$(1)	$(121)	$33
Operating Revenues — Non-utility operations increased $427 million and $953 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to an increase in gas prices in the gas structured, gas transportation, and west gas strategies.
Non-utility Margin decreased $90 million and $204 million in the three and six months ended June 30, 2021, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in environmental trading and power full requirements strategies	$20
Unfavorable results, primarily in gas structured, gas transportation, and power trading strategies(b)	(136)
(116)
Realized Margins(a)
Favorable results, primarily in power trading, gas structured, environmental trading, and gas transportation strategies(c)	40
Unfavorable results, primarily in the power full requirements strategy	(14)
26
Decrease in Non-utility Margin	$(90)
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
(b)Amount includes $141 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $14 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Six Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in power full requirements and gas trading strategies	$9
Unfavorable results, primarily in gas structured, gas transportation, and environmental trading strategies(b)	(283)
(274)
Realized Margins(a)
Favorable results, primarily in gas structured, environmental trading, and gas trading strategies(c)	127
Unfavorable results, primarily in the power ERCOT trading strategy	(57)
70
Decrease in Non-utility Margin	$(204)
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
(b)Amount includes $246 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $10 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $78 million and $110 million for the three and six months ended June 30, 2021, respectively, represents an increase of $77 million and $98 million from the net loss of $1 million and $12 million in the comparable 2020 periods. The increase in both periods was primarily due to the carryback of 2018 net operating losses to 2013 pursuant to the CARES Act, which resulted in a $34 million reduction to Income Tax Expense in 2020. The increase in both periods was also due to effective income tax rate adjustments, higher net interest expense, higher state income taxes, and transaction costs related to the separation of DT Midstream.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2021 will be approximately $2.7 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2021 of approximately $3.9 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer to the "Capital Investments" section above for additional information on DTE Energy's capital strategy and estimated spend over the next five years. Any capital commitments are also included in the disclosure of Purchase Commitments within Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies."

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$516	$93
Net cash from operating activities	1,916	1,681
Net cash used for investing activities	(1,928)	(2,185)
Net cash from financing activities	2,946	1,032
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,934	528
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,450	$621
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $235 million in 2021. The increase was primarily due to an increase from working capital items, partially offset by a decrease in Deferred income taxes.
The change in working capital items in 2021 was primarily due to an increase in cash related to Regulatory assets and liabilities, Derivative assets and liabilities, and Accounts payable, partially offset by a decrease in cash related to Accounts receivable, net, Inventories, and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities decreased by $257 million in 2021 primarily due to a decrease in non-utility plant and equipment expenditures and a decrease in Acquisitions related to business combinations, net of cash acquired, partially offset by an increase in utility plant and equipment expenditures.
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
Net cash from financing activities increased by $1.9 billion in 2021 primarily due to an increase in Issuances of long-term debt, net of issuance costs, partially offset by an increase in Redemption of long-term debt, a decrease in Short-term borrowings, net, and a Repurchase of common stock.
Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Non-utility growth is expected from additional investments in the Power and Industrial Projects segment. Power and Industrial Projects cash flows are expected to temporarily decrease beginning in 2022 as REF facilities will have ceased operations. Growth from new industrial energy services projects and renewable energy investments are expected to offset these decreases over the long-term.
DTE Energy's separation of DT Midstream will also reduce operating cash flows in the near term. However, DTE Energy still expects higher cash flows from operations over the long-term due to the growth of its utilities and other non-utility operations.
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
In July 2021, DTE Energy optionally redeemed $2.2 billion of long-term debt and incurred prepayment costs of $235 million. DTE Energy also provided notice of its intent to call for redemption an additional $374 million of long-term debt and will incur additional prepayment costs when the debt is redeemed in August 2021. These redemptions are being made using proceeds from DT Midstream's repayment of intercompany borrowings and one-time special dividend and will reduce interest expense in future periods. Refer to Notes 4 and 10 to the Consolidated Financial Statements, "Dispositions and Impairments" and "Long-term Debt," respectively, for additional information.
As of June 30, 2021, DTE Energy had $1.0 billion in long-term debt, including finance leases, maturing within twelve months. Of this amount, $600 million was repaid in July 2021 as part of the early redemptions noted above. Remaining long-term debt of $447 million maturing in the next twelve months is expected to be paid through internally generated funds or the issuance of new long-term debt.

DTE Energy has approximately $5.9 billion of available liquidity at June 30, 2021, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements. Available liquidity at June 30, 2021 was higher due to one-time actions taken to support the separation of DT Midstream, including $3.0 billion of net proceeds from DT Midstream's issuance of long-term debt and ensuing payments to DTE Energy. These proceeds were held in a temporary investment account and included in Cash and cash equivalents in the Consolidated Statements of Financial Position as of June 30, 2021. DTE Energy expects the amount of available liquidity to be more aligned with historical levels in the third quarter 2021 after the cash proceeds are used for the debt redemptions noted above.
DTE Energy does not currently expect any equity issuances for 2021. However, management will continue to monitor economic and financial market conditions and if circumstances warrant, DTE Energy may issue equity up to $200 million in 2021. If issued, DTE Energy anticipates up to $100 million of these equity issuances would be made through contributions to the qualified pension plans at DTE Electric. DTE Energy does not anticipate making any contributions to its other postretirement benefit plans in 2021. Additional equity issuances, if any, would be made through other employee benefit plans.
To finance the acquisition of midstream natural gas assets in December 2019, DTE Energy issued equity units that will result in the issuance of common stock in November 2022. This transaction is not expected to impact DTE Energy's cash flows. Cash flow impacts in 2021-2022 will relate primarily to the payment of the remaining stock purchase liability associated with the equity units, which will remain with DTE Energy after the separation of DT Midstream. Over the long-term, DTE Energy does not have any other equity commitments and will continue to evaluate equity needs on an annual basis in consideration of economic and financial market conditions.
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
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $467 million.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2020	$28
Reclassified to realized upon settlement	(21)
Changes in fair value recorded to income	(203)
Amounts recorded to unrealized income	(224)
Changes in fair value recorded in regulatory liabilities	15
Change in collateral	6
MTM at June 30, 2021	$(175)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2024 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2021	2022	2023	2024 and Beyond	Total Fair Value
	(In millions)
Level 1	$17	$23	$7	$3	$50
Level 2	12	7	(10)	(19)	(10)
Level 3	(84)	(56)	(17)	(58)	(215)
MTM before collateral adjustments	$(55)	$(26)	$(20)	$(74)	(175)
Collateral adjustments					—
MTM at June 30, 2021					$(175)

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
Credit Risk
Bankruptcies
DTE Energy Trading was the sole supplier of power for Brilliant Energy, LLC ("Brilliant"), a load serving entity and competitive retailer in ERCOT. During March 2021, Brilliant filed a voluntary petition for bankruptcy protection under Chapter 7 of the Bankruptcy Code.
Refer to Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," for details regarding the bankruptcy, including the status of customer receivables. Remaining wind-down activities related to Brilliant are expected to be completed in the third quarter 2021 and DTE Energy does not believe there is any additional risk related to this bankruptcy.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2021:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$242	$—	$242
BBB+ and BBB	111	—	111
BBB-	6	—	6
Total Investment Grade	359	—	359
Non-investment grade(b)	4	—	4
Internally Rated — investment grade(c)	571	—	571
Internally Rated — non-investment grade(d)	72	(1)	71
Total	$1,006	$(1)	$1,005
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of June 30, 2021, DTE Energy had floating rate debt of $1.1 billion and a floating rate debt-to-total debt ratio of 4.65%, primarily relating to the $1.0 billion variable rate term loan issued in June 2021 that will not be retained by DTE Energy upon the separation of DT Midstream on July 1, 2021.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2021 and 2020 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2021	2020	2021	2020	Change in the Fair Value of
	(In millions)
Environmental contracts	$(11)	$2	$10	$1	Commodity contracts
Gas contracts	$34	$7	$(34)	$(5)	Commodity contracts
Power contracts	$2	$3	$(3)	$(4)	Commodity contracts
Interest rate risk — DTE Energy	$(744)	$(655)	$771	$678	Long-term debt
Interest rate risk — DTE Electric	$(327)	$(306)	$346	$324	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2021:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/21 - 04/30/21	1,534	$128.68	—	—	—
05/01/21 - 05/31/21	223	$141.12	—	—	—
06/01/21 - 06/30/21	—	$—	—	—	—
Total	1,757		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.119	Fifth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005)	X

31.197	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.198	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.199	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.200	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.197	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.198	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.199	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.200	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

2.101	Separation and Distribution Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 2.1 to DTE Energy's Form 8-K filed July 1, 2021)	X

4.324	Indenture dated as of June 9, 2021 among DT Midstream, the Guarantors and U.S. Bank National Association, as trustee. (Exhibit 4.1 to DTE Energy's Form 8-K filed June 15, 2021)	X

10.120
Credit Agreement, dated as of June 10, 2021 by and among DT Midstream, as borrower, the Lenders party thereto, the L/C Issuers party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent. (Exhibit 10.1 to DTE Energy's Form 8-K filed June 15, 2021)
X

10.121	Transition Services Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.1 to DTE Energy's Form 8-K filed July 1, 2021)	X

10.122	Tax Matters Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.2 to DTE Energy's Form 8-K filed July 1, 2021)	X

10.123	Employee Matters Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.3 to DTE Energy's Form 8-K filed July 1, 2021)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 27, 2021
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)