Form 10-Q
period 2021-09-30
DTE ENERGY CO; DTE Electric Co
filed 2021-10-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2021:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,727,278

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AMV	Applicable Market Value

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 to assist individuals and employers with the impacts of the COVID-19 pandemic, including certain tax relief provisions

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

ERCOT	Electric Reliability Council of Texas, the independent power market operator for substantially all of the Texas power market

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

DEFINITIONS

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

LIBOR	London Inter-Bank Offered Rates

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy previously owned a 50% partnership interest that separated with DT Midstream effective July 1, 2021

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RSN	Remarketable Senior Note

SGG	Stonewall Gas Gathering is a midstream natural gas asset that was previously owned 85% by DTE Energy and separated with DT Midstream effective July 1, 2021

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

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
•impact of volatility in prices in international steel markets on the operations of DTE Vantage (formerly Power and Industrial Projects);
•the risk of a major safety incident;
•environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;
•the cost of protecting assets and customer data against, or damage due to, cyber incidents and terrorism;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,875	$1,844	$5,483	$5,119
Non-utility operations	1,840	1,236	4,834	3,224
	3,715	3,080	10,317	8,343
Operating Expenses
Fuel, purchased power, and gas — utility	477	455	1,411	1,296
Fuel, purchased power, gas, and other — non-utility	1,766	1,174	4,708	2,923
Operation and maintenance	615	556	1,750	1,651
Depreciation and amortization	344	318	1,010	949
Taxes other than income	106	100	329	294
Asset (gains) losses and impairments, net	2	(2)	29	43
	3,310	2,601	9,237	7,156
Operating Income	405	479	1,080	1,187

Other (Income) and Deductions
Interest expense	156	149	477	450
Interest income	(6)	(11)	(16)	(25)
Non-operating retirement benefits, net	3	5	10	20
Loss on extinguishment of debt	376	—	384	—
Other income	(90)	(75)	(187)	(188)
Other expenses	30	20	50	72
	469	88	718	329
Income (Loss) Before Income Taxes	(64)	391	362	858

Income Tax Expense (Benefit) (Note 2)	(119)	21	(124)	19

Net Income from Continuing Operations	55	370	486	839
Income (Loss) from Discontinued Operations, Net of Taxes (Note 4)	(33)	107	112	257
Net Income	22	477	598	1,096

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	(3)	(2)	(9)	(5)
Discontinued operations	—	3	6	8
Net Income Attributable to DTE Energy Company	$25	$476	$601	$1,093

Basic Earnings per Common Share
Continuing operations	0.30	1.93	2.55	4.37
Discontinued operations	(0.17)	0.54	0.55	1.30
Total	$0.13	$2.47	$3.10	$5.67

Diluted Earnings per Common Share
Continuing operations	0.30	1.92	2.55	4.37
Discontinued operations	(0.17)	0.54	0.55	1.29
Total	$0.13	$2.46	$3.10	$5.66

Weighted Average Common Shares Outstanding
Basic	193	193	193	192
Diluted	194	193	194	193

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net Income	$22	$477	$598	$1,096

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $1, $1, $2, and $3, respectively	2	2	5	7
Net unrealized gains (losses) on derivatives, net of taxes of $1, $—, $2, and $1, respectively	4	1	6	3
Other comprehensive income	6	3	11	10

Comprehensive income	28	480	609	1,106
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	1	(3)	3
Comprehensive Income Attributable to DTE Energy Company	$31	$479	$612	$1,103

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$54	$472
Restricted cash	2	2
Accounts receivable (less allowance for doubtful accounts of $102 and $104, respectively)
Customer	1,522	1,542
Other	170	127
Inventories
Fuel and gas	398	335
Materials, supplies, and other	517	373
Derivative assets	347	116
Regulatory assets	187	129
Other	297	185
Current assets of discontinued operations	—	217
	3,494	3,498
Investments
Nuclear decommissioning trust funds	2,007	1,855
Investments in equity method investees	186	177
Other	187	196
	2,380	2,228
Property
Property, plant, and equipment	36,134	34,016
Accumulated depreciation and amortization	(9,977)	(9,517)
	26,157	24,499
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,974	4,125
Intangible assets	181	199
Notes receivable	304	261
Derivative assets	81	40
Prepaid postretirement costs	620	561
Operating lease right-of-use assets	100	107
Other	151	126
Noncurrent assets of discontinued operations	—	7,859
	7,404	15,271
Total Assets	$39,435	$45,496

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,365	$1,000
Accrued interest	147	158
Dividends payable	160	210
Short-term borrowings	361	38
Current portion long-term debt, including finance leases	324	469
Derivative liabilities	465	68
Regulatory liabilities	41	39
Operating lease liabilities	14	16
Other	556	594
Current liabilities of discontinued operations	—	99
	3,433	2,691
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	16,022	17,802
Junior subordinated debentures	883	1,175
Finance lease liabilities	19	24
	16,924	19,001
Other Liabilities
Deferred income taxes	2,105	2,069
Regulatory liabilities	3,220	3,363
Asset retirement obligations	2,974	2,829
Unamortized investment tax credit	158	162
Derivative liabilities	244	60
Accrued pension liability	732	797
Accrued postretirement liability	398	407
Nuclear decommissioning	310	283
Operating lease liabilities	77	83
Other	281	326
Noncurrent liabilities of discontinued operations	—	836
	10,499	11,215
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,727,278 and 193,770,617 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	5,366	5,406
Retained earnings	3,317	7,156
Accumulated other comprehensive loss	(116)	(137)
Total DTE Energy Company Equity	8,567	12,425
Noncontrolling interests of continuing operations	12	10
Noncontrolling interests of discontinued operations	—	154
Total Equity	8,579	12,589
Total Liabilities and Equity	$39,435	$45,496

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Operating Activities
Net Income	$598	$1,096
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,092	1,059
Nuclear fuel amortization	44	22
Allowance for equity funds used during construction	(20)	(19)
Deferred income taxes	(36)	350
Equity earnings of equity method investees	(90)	(96)
Dividends from equity method investees	78	122
Loss on extinguishment of debt	384	—
Asset (gains) losses and impairments, net	46	44
Changes in assets and liabilities:
Accounts receivable, net	(8)	343
Inventories	(209)	(54)
Prepaid postretirement benefit costs	(59)	(56)
Accounts payable	225	(80)
Accrued pension liability	(65)	(126)
Accrued postretirement liability	(9)	—
Derivative assets and liabilities	309	15
Regulatory assets and liabilities	270	(30)
Other current and noncurrent assets and liabilities	(178)	191
Net cash from operating activities	2,372	2,781
Investing Activities
Plant and equipment expenditures — utility	(2,591)	(2,362)
Plant and equipment expenditures — non-utility	(109)	(526)
Acquisitions related to business combinations, net of cash acquired	—	(126)
Proceeds from sale of assets	2	7
Proceeds from sale of nuclear decommissioning trust fund assets	854	2,054
Investment in nuclear decommissioning trust funds	(853)	(2,051)
Distributions from equity method investees	11	6
Contributions to equity method investees	(7)	(32)
Notes receivable	(65)	(58)
Other	(22)	(5)
Net cash used for investing activities	(2,780)	(3,093)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	4,033	2,724
Redemption of long-term debt	(3,242)	(682)
Short-term borrowings, net	323	160
Repurchase of common stock	(66)	—
Dividends paid on common stock	(631)	(574)
Contributions from noncontrolling interests, principally REF entities	35	25
Distributions to noncontrolling interests	(33)	(27)
Acquisition related deferred payment, excluding accretion	—	(380)
Prepayment costs for extinguishment of long-term debt	(361)	—
Transfer of cash to DT Midstream at separation	(37)	—
Other	(73)	(65)
Net cash from (used for) financing activities	(52)	1,181
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(460)	869
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	516	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$56	$962

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$386	$282
Separation of DT Midstream net assets, excluding cash transferred	$3,962	$—
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income	—	—	397	—	—	397
Dividends declared on common stock ($1.09 per Common Share)	—	—	(210)	—	—	(210)
Repurchase of common stock	(430)	(54)	—	—	—	(54)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	386	(8)	(1)	—	(2)	(11)
Balance, March 31, 2021	193,727	$5,344	$7,342	$(134)	$162	$12,714
Net Income	—	—	179	—	—	179
Dividends declared on common stock ($1.91 per Common Share)	—	—	(370)	—	—	(370)
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	25	17	(2)	—	(1)	14
Balance, June 30, 2021	193,752	$5,361	$7,149	$(132)	$161	$12,539
Net Income (Loss)	—	—	25	—	(3)	22
Repurchase of common stock	(99)	(12)	—	—	—	(12)
Other comprehensive income, net of tax	—	—	—	6	—	6
Stock-based compensation, net contributions from noncontrolling interests, and other	74	17	1	—	5	23
Separation of DT Midstream	—	—	(3,858)	10	(151)	(3,999)
Balance, September 30, 2021	193,727	$5,366	$3,317	$(116)	$12	$8,579

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited) — (Continued)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	340	—	2	342
Dividends declared on common stock ($1.01 per Common Share)	—	—	(195)	—	—	(195)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	403	2	—	—	—	2
Balance, March 31, 2020	192,612	$5,235	$6,732	$(145)	$166	$11,988
Net Income	—	—	277	—	—	277
Dividends declared on common stock ($2.03 per Common Share)	—	—	(390)	—	—	(390)
Other comprehensive income, net of tax	—	—	—	4	—	4
Stock-based compensation, net contributions from noncontrolling interests, and other	39	12	(1)	—	2	13
Balance, June 30, 2020	192,651	$5,247	$6,618	$(141)	$168	$11,892
Net Income	—	—	476	—	1	477
Issuance of common stock	98	11	—	—	—	11
Contribution of common stock to pension plan	694	82	—	—	—	82
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	117	29	(2)	—	(4)	23
Balance, September 30, 2020	193,560	$5,369	$7,092	$(138)	$165	$12,488

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,700	$1,690	$4,468	$4,211

Operating Expenses
Fuel and purchased power — utility	462	451	1,185	1,090
Operation and maintenance	410	361	1,122	1,074
Depreciation and amortization	278	258	810	768
Taxes other than income	83	79	245	220
Asset (gains) losses and impairments, net	—	—	—	41
	1,233	1,149	3,362	3,193
Operating Income	467	541	1,106	1,018

Other (Income) and Deductions
Interest expense	84	83	251	249
Interest income	—	—	—	(2)
Non-operating retirement benefits, net	—	—	(1)	—
Other income	(14)	(18)	(52)	(68)
Other expenses	8	18	26	66
	78	83	224	245
Income Before Income Taxes	389	458	882	773

Income Tax Expense	45	58	92	96

Net Income	$344	$400	$790	$677

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net Income	$344	$400	$790	$677
Other comprehensive income	—	—	—	—
Comprehensive Income	$344	$400	$790	$677

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$18	$16
Accounts receivable (less allowance for doubtful accounts of $55 and $57, respectively)
Customer	782	763
Affiliates	17	13
Other	64	62
Inventories
Fuel	175	187
Materials and supplies	320	292
Regulatory assets	178	123
Prepaid property tax	126	52
Other	43	19
	1,723	1,527
Investments
Nuclear decommissioning trust funds	2,007	1,855
Other	41	42
	2,048	1,897
Property
Property, plant, and equipment	28,014	26,171
Accumulated depreciation and amortization	(7,506)	(7,050)
	20,508	19,121
Other Assets
Regulatory assets	3,335	3,440
Intangible assets	3	11
Prepaid postretirement costs — affiliates	371	335
Operating lease right-of-use assets	67	75
Other	120	107
	3,896	3,968
Total Assets	$28,175	$26,513

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$64	$62
Other	582	410
Accrued interest	87	91
Current portion long-term debt, including finance leases	322	468
Regulatory liabilities	36	18
Short-term borrowings
Affiliates	32	101
Other	159	—
Operating lease liabilities	11	11
Other	165	219
	1,458	1,380
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,590	7,774
Finance lease liabilities	9	13
	8,599	7,787
Other Liabilities
Deferred income taxes	2,677	2,525
Regulatory liabilities	2,322	2,432
Asset retirement obligations	2,744	2,607
Unamortized investment tax credit	158	162
Nuclear decommissioning	310	283
Accrued pension liability — affiliates	697	731
Accrued postretirement liability — affiliates	378	384
Operating lease liabilities	49	56
Other	91	96
	9,426	9,276
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	5,720	5,447
Retained earnings	2,972	2,623
Total Shareholder’s Equity	8,692	8,070
Total Liabilities and Shareholder’s Equity	$28,175	$26,513
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Operating Activities
Net Income	$790	$677
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	810	768
Nuclear fuel amortization	44	22
Allowance for equity funds used during construction	(18)	(18)
Deferred income taxes	90	74
Asset (gains) losses and impairments, net	—	41
Changes in assets and liabilities:
Accounts receivable, net	(25)	(71)
Inventories	(19)	(30)
Accounts payable	40	37
Prepaid postretirement benefit costs — affiliates	(36)	—
Accrued pension liability — affiliates	(34)	(80)
Accrued postretirement liability — affiliates	(6)	(35)
Regulatory assets and liabilities	229	(79)
Other current and noncurrent assets and liabilities	(259)	(20)
Net cash from operating activities	1,606	1,286
Investing Activities
Plant and equipment expenditures	(2,152)	(1,981)
Proceeds from sale of nuclear decommissioning trust fund assets	854	2,054
Investment in nuclear decommissioning trust funds	(853)	(2,051)
Notes Receivable and Other	(22)	(14)
Net cash used for investing activities	(2,173)	(1,992)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	986	1,683
Redemption of long-term debt	(321)	(632)
Capital contribution by parent company	273	400
Short-term borrowings, net — affiliate	(69)	7
Short-term borrowings, net — other	159	(154)
Dividends paid on common stock	(441)	(404)
Other	(18)	(17)
Net cash from financing activities	569	883
Net Increase in Cash and Cash Equivalents	2	177
Cash and Cash Equivalents at Beginning of Period	16	12
Cash and Cash Equivalents at End of Period	$18	$189

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$307	$141

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	208	208
Dividends declared on common stock	—	—	—	(147)	(147)
Balance, March 31, 2021	138,632	$1,386	$4,061	$2,684	$8,131
Net Income	—	—	—	238	238
Dividends declared on common stock	—	—	—	(146)	(146)
Balance, June 30, 2021	138,632	$1,386	$4,061	$2,776	$8,223
Net Income	—	—	—	344	344
Dividends declared on common stock	—	—	—	(148)	(148)
Capital contribution by parent company	—	—	273	—	273
Balance, September 30, 2021	138,632	$1,386	$4,334	$2,972	$8,692

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	94	94
Dividends declared on common stock	—	—	—	(135)	(135)
Balance, March 31, 2020	138,632	$1,386	$3,425	$2,343	$7,154
Net Income	—	—	—	183	183
Dividends declared on common stock	—	—	—	(134)	(134)
Balance, June 30, 2020	138,632	$1,386	$3,425	$2,392	$7,203
Net Income	—	—	—	400	400
Dividends declared on common stock	—	—	—	(135)	(135)
Capital contribution by parent company			400		400
Balance, September 30, 2020	138,632	$1,386	$3,825	$2,657	$7,868

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Dispositions and Impairments	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Common Stock and Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan;
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and
•Other businesses include (1) DTE Vantage, formerly DTE Energy's Power and Industrial Projects segment, which is primarily involved in providing industrial energy services, reduced emissions fuel projects, and renewable natural gas projects, and 2) energy marketing and trading operations.
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
Separation of DT Midstream
On July 1, 2021, DTE Energy completed the previously announced separation of its natural gas pipeline, storage and gathering non-utility business. Effective with the separation, DTE retains no ownership in the new company, DT Midstream, which was formerly comprised of DTE Energy's Gas Storage and Pipelines segment and also included certain DTE Energy holding company activity within the Corporate and Other segment. Gas Storage and Pipelines is no longer a reportable segment of DTE Energy, and financial results of DT Midstream are presented as Income from discontinued operations, net of taxes on DTE Energy's Consolidated Statements of Operations. Assets and liabilities of DT Midstream are also presented as discontinued operations on DTE Energy's Consolidated Statements of Financial Position. Prior periods have been recast to reflect this presentation.
No adjustments were made to the historical activity within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, or the Consolidated Statements of Changes in Equity. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements relate to continuing operations. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information regarding the separation of DT Midstream and discontinued operations.
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
During the third quarter of 2021, the Registrants performed reassessments of certain VIEs owned by DT Midstream. Upon the separation of DT Midstream, DTE Energy no longer owns any interest in SGG, owner and operator of certain midstream natural gas assets. Therefore, SGG has been removed from the amounts for DTE Energy's consolidated VIEs in the table below. Additionally, as a result of the separation of DT Midstream, DTE Energy no longer has an equity interest in NEXUS, owner of a 256-mile pipeline which transports shale gas to Ohio, Michigan, and Ontario market centers. DTE Energy has removed its equity investment in NEXUS from the amounts for its non-consolidated VIEs. The Registrants maintain a variable interest in NEXUS relating to DTE Electric's transportation services contract. Assets, liabilities, and earnings related to SGG and NEXUS are included in discontinued operations in the Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Legal entities within the DTE Vantage segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with DTE Energy retaining operational and customer default risk. These entities generally are VIEs and consolidated when DTE Energy is the primary beneficiary. In addition, DTE Energy has interests in certain VIEs through which control of all significant activities is shared with partners, and therefore are generally accounted for under the equity method.
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2021, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2021, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2021 and December 31, 2020. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for DTE Energy's consolidated VIEs are as follows:

	September 30, 2021	December 31, 2020
	(In millions)
ASSETS
Cash and cash equivalents	$23	$20
Accounts receivable	26	28
Inventories	45	107
Property, plant, and equipment, net	5	14
Notes receivable and other	67	33
	$166	$202

LIABILITIES
Accounts payable	$21	$22
Short-term borrowings	74	38
Other current and long-term liabilities	2	4
	$97	$64

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Investments in equity method investees	$170	$159
Notes receivable	$16	$21
Future funding commitments	$3	$6

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Income from REF entities	$57	$43	$102	$95
Equity earnings of equity method investees	17	12	31	21
Contract services	6	7	21	20
Allowance for equity funds used during construction	7	6	20	19
Gains from rabbi trust securities(a)	—	2	4	24
Other	3	5	9	9
	$90	$75	$187	$188
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Contract services	$6	$7	$21	$20
Allowance for equity funds used during construction	6	6	18	18
Gains from rabbi trust securities allocated from DTE Energy(a)	—	2	4	24
Other	2	3	9	6
	$14	$18	$52	$68
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For DTE Energy, this includes a one-time reduction of $10 million in Accumulated other comprehensive loss due to the Separation of DT Midstream in the third quarter 2021. For the three and nine months ended months ended September 30, 2021 and 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
DTE Energy	186%	5%	(34)%	2%
DTE Electric	12%	13%	10%	12%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period. DTE Energy's effective tax rates in 2021 have been significantly impacted by pre-tax losses in the third quarter, driven primarily by the loss on extinguishment of debt and reclassification of DT Midstream earnings to discontinued operations.
The 181% increase in DTE Energy's effective tax rate for the three months ended September 30, 2021 was primarily due to a deferred tax remeasurement of 133%, production tax credits of 51%, and amortization of the TCJA regulatory liability of 35%, partially offset by a valuation allowance of 29% and recognition of a deferred intercompany gain of 13%.
The 36% decrease in DTE Energy’s effective tax rate for the nine months ended September 30, 2021 was primarily due to a deferred tax remeasurement of 23%, production tax credits of 13%, and amortization of the TCJA regulatory liability of 9%, partially offset by the 2020 carryback of 2018 net operating losses due to the CARES Act of 4%, a valuation allowance of 4%, recognition of a deferred intercompany gain of 2%, and West Virginia tax law change of 2% in 2021.
The valuation allowance referenced above was established in the third quarter 2021 based on a change in DTE Energy's assessment of its ability to utilize certain charitable contribution carryforwards. The valuation allowance resulted in $18 million of deferred tax expense and was reflected in Income Tax Expense (Benefit) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021. For the deferred tax remeasurement and deferred intercompany gain noted above, refer to the "Separation of DT Midstream - Tax Impacts" section below for additional information.
The 1% decrease in DTE Electric's effective tax rate for the three months ended September 30, 2021 was primarily due to production tax credits. The 2% decrease in DTE Electric's effective tax rate for the nine months ended September 30, 2021 was primarily due to production tax credits of 1% and amortization of the TCJA regulatory liability of 1%.
DTE Electric had income tax receivables with DTE Energy of $11 million and $8 million at September 30, 2021 and December 31, 2020, respectively.
Separation of DT Midstream - Tax Impacts
On July 1, 2021, DTE Energy completed the separation of its natural gas pipeline, storage and gathering non-utility business, DT Midstream. Refer to Note 4 to the Consolidated Financial Statements, "Dispositions and Impairments" for additional information regarding the separation. The separation was a tax free distribution to shareholders, but triggered certain tax effects at DTE Energy including the remeasurement of state deferred tax assets and liabilities and the recognition of a deferred intercompany gain. The state remeasurement reduced deferred tax liabilities and generated a deferred tax benefit of $85 million. The recognition of the deferred intercompany gain resulted in $9 million of additional deferred tax expense. Both of these impacts were reflected in Income Tax Expense (Benefit) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
Unrecognized Compensation Costs
As of September 30, 2021, DTE Energy had $76 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $12 million for the three months ended September 30, 2021 and 2020, respectively, while such allocation was $35 million and $28 million for the nine months ended September 30, 2021 and 2020, respectively.

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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2021.

	DTE Energy				DTE Electric
	Year of Origination
	2021	2020	2019 and Prior	Total	2021 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$19	$19	$14
Internal grade 2	2	100	21	123	3
Internal grade 3	—	—	—	—	—
Total notes receivable(a)	$2	$100	$40	$142	$17

Net investment in leases
Net investment in leases, internal grade 1	$—	$2	$39	$41	$—
Net investment in leases, internal grade 2	—	159	1	160	—
Total net investment in leases(a)	$—	$161	$40	$201	$—
_______________________________________
(a)For DTE Energy, included in Current Assets — Other and Other Assets — Notes Receivable on the Consolidated Statements of Financial Position. For DTE Electric, included in Current Assets — Other on the Consolidated Statements of Financial Position.
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	41	1	42	27
Write-offs charged against allowance	(92)	(1)	(93)	(58)
Recoveries of amounts previously written off	49	—	49	29
Ending reserve balance, September 30, 2021	$99	$3	$102	$55

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020(a)	$79	$4	$83	$46
Current period provision	102	3	105	61
Write-offs charged against allowance	(130)	(4)	(134)	(80)
Recoveries of amounts previously written off	50	—	50	30
Ending reserve balance, December 31, 2020	$101	$3	$104	$57
_______________________________________
(a)DTE Energy Trade accounts receivable beginning reserve balance excludes $8 million related to the discontinued operations of DT Midstream. Prospective activity includes only the continuing operations of DTE Energy.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
DTE Energy	$7	$22	$42	$72
DTE Electric	10	16	26	42
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2021.

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
In June 2021, in order to facilitate the separation and settle intercompany balances with DTE Energy, DT Midstream issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion term loan. Using the debt proceeds, net of discount and issuance costs of $53 million, DT Midstream made the following cash payments:
•Settled Short-term borrowings due to DTE Energy as of June 30, 2021 of $2,537 million
•Settled affiliate Accounts Receivable due from DTE Energy and affiliate Accounts payable due to DTE Energy as of June 30, 2021 for net cash paid to DTE Energy of $9 million
•Provided a one-time special dividend to DTE Energy of $501 million
These payments eliminated in consolidation and had no direct impact on DTE Energy’s Consolidated Financial Statements of Financial Position. During July and August 2021, DTE Energy used the proceeds received from DT Midstream to optionally redeem $2.6 billion of long-term debt. Refer to Note 10 to the Consolidated Financial Statements, “Long-term Debt,” for additional information.
Continuing Involvement
Following the separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol “DTM” on the New York Stock Exchange (NYSE) and DTE Energy no longer retains any ownership in DT Midstream. In order to govern the ongoing relationships between DT Midstream and DTE Energy after the separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:
•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between DTE Energy and DT Midstream
•Transition Services Agreement – allows for DTE Energy to provide DT Midstream with specified services for a limited time and no longer than 24 months following the separation, with related costs to be paid by DT Midstream. Services include support for gas operations, information technology, accounting, tax, legal, human resources, and various other administrative services
•Tax Matters Agreement – governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the separation with respect to all tax matters
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to DT Midstream employees
In addition, DTE Energy and its subsidiaries have various commercial agreements that will continue after the separation. These agreements include certain pipeline, gathering, and storage services and operating and maintenance agreements, and are not considered material to the Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Discontinued Operations
The table below reflects the financial results of DT Midstream that have been reclassified from continuing operations and included in discontinued operations within the Consolidated Statements of Operations. These results include the impact of tax-related adjustments and all transaction costs related to the separation. General corporate overhead costs have been excluded and no portion of corporate interest costs were allocated to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$—	$204	$405	$546

Operating Expenses
Cost of gas and other — non-utility	—	6	15	14
Operation and maintenance(a)	30	32	124	80
Depreciation and amortization	—	38	82	110
Taxes other than income	—	3	13	12
Asset (gains) losses and impairments, net	—	(4)	17	(4)
	30	75	251	212
Operating Income (Loss)	(30)	129	154	334

Other (Income) and Deductions
Interest expense	—	29	50	82
Interest income	—	(4)	(4)	(6)
Other income	—	(45)	(62)	(98)
	—	(20)	(16)	(22)
Income (Loss) from Discontinued Operations Before Income Taxes	(30)	149	170	356

Income Tax Expense	3	42	58	99

Income (Loss) from Discontinued Operations, Net of Taxes	(33)	107	112	257

Less: Net Income Attributable to Noncontrolling Interests	—	3	6	8

Net Income (Loss) from Discontinued Operations	$(33)	$104	$106	$249
_______________________________________
(a)Includes separation transaction costs of $30 million and $59 million for the three and nine months ended September 30, 2021, respectively, for various legal, accounting and other professional services fees. There were no costs incurred in the comparable prior year periods. Total transaction costs of $67 million have been incurred since October 2020.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The table below reflects the major assets and liabilities that were transferred to DT Midstream and presented as discontinued operations in the Consolidated Statements of Financial Position as of December 31, 2020.

December 31, 2020
(In millions)
Total Assets of Discontinued Operations
Cash	$42
Accounts receivable	126
Inventories	8
Other	44
Current assets of DT Midstream	220
Less: Previously affiliated amounts eliminated at DTE Energy	3
Current assets of discontinued operations for DTE Energy	217

Investments in equity method investees	1,691
Net property, plant, and equipment	3,470
Goodwill	473
Intangible assets	2,140
Notes receivable	19
Operating lease right-of-use assets	45
Other	21
Noncurrent assets of discontinued operations for DTE Energy	7,859
Total Assets of Discontinued Operations for DTE Energy	$8,076

Total Liabilities of Discontinued Operations
Accounts payable	$39
Operating lease liabilities	17
Short-term borrowings due to DTE Energy(a)	2,913
Other	53
Current liabilities of DT Midstream	3,022
Less: Previously affiliated amounts eliminated at DTE Energy	2,923
Current liabilities of discontinued operations for DTE Energy	99

Deferred income taxes	753
Asset retirement obligations	10
Operating lease liabilities	28
Other	45
Noncurrent liabilities of discontinued operations for DTE Energy	836
Total Liabilities of Discontinued Operations for DTE Energy	$935
______________________________________
(a)Short-term borrowings due to DTE Energy resulted in an intercompany note receivable in the Corporate and Other segment at December 31, 2020. The settlement of these borrowings in June 2021 and use of proceeds to redeem DTE Energy long-term debt in the third quarter 2021 has reduced the Total Assets of the Corporate and Other segment in the current period. Other changes in DTE Energy's Total Assets due to the separation of DT Midstream primarily relate to the elimination of Gas Storage and Pipelines segment assets in 2021.
There were no assets or liabilities from discontinued operations as of September 30, 2021. DT Midstream had net assets of $4.0 billion that separated on July 1, 2021 that resulted in a reduction to DTE Energy's equity during the third quarter. Refer to the Separation of DT Midstream line within DTE Energy's Consolidated Statements of Changes in Equity for further details.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table is a summary of significant non-cash items, capital expenditures, and significant financing activities of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Operating Activities
Depreciation and amortization	$82	$110
Deferred income taxes	57	95
Equity earnings of equity method investees	(59)	(75)
Asset (gains) losses and impairments, net	19	(4)
Investing Activities
Plant and equipment expenditures — non-utility	$(60)	$(440)
Financing Activities
Acquisition related deferred payment, excluding accretion	$—	$(380)
DTE Vantage Segment Impairment
DTE Vantage owns a pulverized coal facility located at DTE Electric’s River Rouge power plant. The facility provides pulverized coal to a steel industry customer through a supply agreement expiring in 2028. The River Rouge plant provides operation and maintenance services to the facility through an agreement which also expires in 2028.
During the second quarter 2021, DTE Electric retired the River Rouge plant and provided an early termination notice of the operation and maintenance services agreement with the pulverized coal facility. The termination would be effective December 31, 2021, at which point DTE Vantage expects to cease operations at the facility.
In connection with these events, DTE Energy performed an impairment analysis of the pulverized coal facility long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Based on its undiscounted cash flow projections, DTE Energy determined that the carrying value of the pulverized coal facility asset group is not recoverable. As a result, DTE Energy recorded a non-cash impairment charge of $27 million, which is included in Asset (gains) losses and impairments, net on DTE Energy’s Consolidated Statements of Operations for the nine months ended September 30, 2021. The charge included $18 million to fully impair the long-lived assets recorded to Property, plant and equipment and a $9 million write-down of Other noncurrent assets to fair value. Fair value of the assets was determined using an income approach, which utilized assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate.
There were no other adjustments deemed necessary as of September 30, 2021 related to the closure of the facility. DTE Energy is currently monitoring contract negotiations with the steel industry customer to determine any future impacts. An estimate of such impacts cannot be determined at this time as alternatives are currently being evaluated; however, the likelihood of any impact being material to DTE Energy’s Consolidated Financial Statements is remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Electric(a)
Residential	$885	$900	$2,262	$2,169
Commercial	533	498	1,452	1,313
Industrial	167	157	473	434
Other(b)	117	138	290	305
Total Electric operating revenues	$1,702	$1,693	$4,477	$4,221

Gas
Gas sales	$95	$92	$726	$655
End User Transportation	38	34	171	154
Intermediate Transportation	16	15	59	57
Other(b)	44	32	114	98
Total Gas operating revenues	$193	$173	$1,070	$964

Other segment operating revenues
DTE Vantage	$372	$324	$1,132	$850
Energy Trading	$1,602	$1,061	$4,208	$2,714
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $2 million and $3 million of Other revenues related to DTE Sustainable Generation for the three months ended September 30, 2021 and 2020, respectively, and $9 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Electric — Other revenues	$6	$8	$14	$18
Gas — Alternative Revenue Programs	—	—	—	2
Gas — Other revenues	1	2	5	7
DTE Vantage — Leases	26	26	70	74
Energy Trading — Derivatives	1,324	731	3,377	1,835
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2021(a)	$65
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	79
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(19)
Ending Balance, September 30, 2021	$125
_______________________________________
(a)Excludes $22 million of deferred revenue related to the discontinued operations of DT Midstream. Prospective activity includes only the continuing operations of DTE Energy.

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2021	$72
2022	50
2023	1
2024	1
2025	—
2026 and thereafter	1
$125
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2021	$41	$2
2022	308	8
2023	264	7
2024	159	7
2025	80	1
2026 and thereafter	421	—
	$1,273	$25

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
On February 26, 2021, DTE Electric filed an additional application requesting a delay in the accelerated amortization approved in the 2020 application. DTE Electric requested delaying the start of amortization from May 2021 to December 1, 2021, which would fully amortize these balances by the end of 2022 and allow DTE Electric to further defer its next rate case filing. The accounting application was approved by the MPSC on April 8, 2021.
On August 31, 2021, DTE Electric filed an accounting application with the MPSC requesting approval of a one-time voluntary refund of $70 million collected in 2021 associated with the unexpected customer usage patterns due to the COVID-19 pandemic. This refund would be administered by investing in additional tree trimming without seeking future cost recovery. Such efforts would serve to improve customer reliability without impacting rates, thus providing an affordability benefit to customers. These investments would be incremental to the Tree Trim Surge expenses previously authorized by the MPSC.
DTE Electric anticipates receiving an order by the end of 2021. If approved by the end of the year, a regulatory liability will be recognized at that time. The regulatory liability would be reduced as the additional tree trim expenses are incurred during the remainder of 2021 through 2023. If the full $70 million is not spent by the end of 2023, DTE Electric would provide refunds to customers via bill credits for any shortage.
2021 Securitization Filing
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requested collection of these qualifying costs from DTE Electric's customers.
A final MPSC order was issued on June 23, 2021 authorizing DTE Electric to proceed with the issuance of securitization bonds for qualified costs of up to $236 million, increased for the inclusion of deferred income taxes. The order authorized customer charges for the timely recovery of the amount securitized and other ongoing qualified costs. Securitization is expected in the first quarter 2022.
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
NOTE 7 — COMMON STOCK AND EARNINGS PER SHARE
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income attributable to DTE Energy — continuing operations	$58	$372	$495	$844
Less: Allocation of earnings to net restricted stock awards	—	1	1	2
	$58	$371	$494	$842
Net Income (Loss) attributable to DTE Energy — discontinued operations	(33)	104	106	249
Net income available to common shareholders — basic	$25	$475	$600	$1,091

Average number of common shares outstanding — basic	193	193	193	192

Income from continuing operations	$0.30	$1.93	$2.55	$4.37
Income (loss) from discontinued operations	(0.17)	0.54	0.55	1.30
Basic Earnings per Common Share	$0.13	$2.47	$3.10	$5.67

Diluted Earnings per Share
Net Income attributable to DTE Energy — continuing operations	$58	$372	$495	$844
Less: Allocation of earnings to net restricted stock awards	—	1	1	2
	$58	$371	$494	$842
Net Income (Loss) attributable to DTE Energy — discontinued operations	(33)	104	106	249
Net income available to common shareholders — diluted	$25	$475	$600	$1,091

Average number of common shares outstanding — basic	193	193	193	192
Average dilutive equity units, performance share awards, and stock options	1	—	1	1
Average number of common shares outstanding — diluted	194	193	194	193

Income from continuing operations	$0.30	$1.92	$2.55	$4.37
Income (loss) from discontinued operations	(0.17)	0.54	0.55	1.29
Diluted Earnings per Common Share(a)	$0.13	$2.46	$3.10	$5.66
_______________________________________
(a)Equity Units excluded from the calculation of diluted EPS were approximately 11.1 million and 10.3 million for the three months ended September 30, 2021 and 2020, respectively, and 11.5 million and 10.3 million for the nine months ended September 30, 2021 and 2020, respectively, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Stock Purchase Contract Adjustments
In December 2019, DTE Energy closed on the purchase of midstream natural gas assets. The acquisition was financed through the issuance of Senior Notes, common stock, and $1.3 billion of Equity Units. Each Equity Unit has a stated amount of $50 and was initially issued in the form of a Corporate Unit, comprised of (i) a forward purchase contract to buy DTE Energy common stock (stock purchase contract) and (ii) a 1/20 undivided beneficial ownership interest in a $1,000 principal amount of DTE Energy’s 2019 Series F 2.25% RSNs due 2025.
The stock purchase contract obligates the holder to purchase from DTE Energy on the settlement date, November 1, 2022, for a price of $50 per stock purchase contract, a certain number of shares of DTE Energy’s common stock. As a result of the spin-off of DT Midstream in July 2021, there was a change in the settlement rates in the stock purchase contract to reflect the dividend of DT Midstream stock to DTE Energy shareholders. As adjusted for this change, anti-dilution adjustments to date, and subject to future anti-dilution adjustments, the following number of shares must be purchased:
•if the AMV of DTE Energy’s common stock, which is the average volume-weighted average price of DTE Energy’s common stock for the trading days during the 20 consecutive scheduled trading day period ending on the third scheduled trading day immediately preceding the stock purchase contract settlement date, is equal to or greater than $133.08, 0.3757 shares of common stock;
•if the AMV is less than $133.08 but greater than $106.50, a number of shares of common stock equal to $50 divided by the AMV; and
•if the AMV is less than or equal to $106.50, 0.4695 shares of common stock.
The present value of future contract adjustment payments of $150 million was initially recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability was not impacted by the change in settlement rates and a liability of $64 million remains included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy’s Consolidated Statements of Financial Position as of September 30, 2021. DTE Energy will continue issuing quarterly payments through the settlement date of November 1, 2022.
The treasury stock method is used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $133.08 (the threshold appreciation price). At September 30, 2021, the stock purchase price contract was anti-dilutive and, therefore, not included in the computation of diluted earnings per share.
Until settlement of the stock purchase contracts, the shares of stock underlying each contract are not outstanding. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, DTE Energy will issue between 9.8 million and 12.2 million shares of its common stock in November 2022. A total of 13 million shares of DTE Energy’s common stock have been reserved for issuance in connection with the stock purchase contracts.
For additional information regarding the equity units, refer to Note 15, "Long-term Debt" in the combined DTE Energy and DTE Electric 2020 Annual Report on Form 10-K.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2021 and December 31, 2020. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	September 30, 2021						December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$9	$—	$—	$—	$—	$9	$438	$—	$—	$—	$—	$438
Nuclear decommissioning trusts
Equity securities	944	—	—	196	—	1,140	947	—	—	222	—	1,169
Fixed income securities	127	429	—	102	—	658	102	371	—	82	—	555
Private equity and other	—	—	—	175	—	175	—	—	—	104	—	104
Cash equivalents	34	—	—	—	—	34	27	—	—	—	—	27
Other investments(d)
Equity securities	61	—	—	—	—	61	55	—	—	—	—	55
Fixed income securities	7	—	—	—	—	7	8	—	—	—	—	8
Cash equivalents	86	—	—	—	—	86	97	—	—	—	—	97
Derivative assets
Commodity contracts(e)
Natural gas	579	146	53	—	(715)	63	99	74	60	—	(156)	77
Electricity	—	707	245	—	(627)	325	—	128	52	—	(120)	60
Environmental & Other	—	598	12	—	(570)	40	—	150	4	—	(135)	19
Total derivative assets	579	1,451	310	—	(1,912)	428	99	352	116	—	(411)	156
Total	$1,847	$1,880	$310	$473	$(1,912)	$2,598	$1,773	$723	$116	$408	$(411)	$2,609

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(425)	$(297)	$(333)	$—	$664	$(391)	$(88)	$(59)	$(76)	$—	$151	$(72)
Electricity	—	(576)	(340)	—	614	(302)	—	(126)	(42)	—	125	(43)
Environmental & Other	—	(581)	—	—	570	(11)	—	(137)	—	—	129	(8)
Foreign currency exchange contracts	—	(5)	—	—	—	(5)	—	(5)		—	—	(5)
Total	$(425)	$(1,459)	$(673)	$—	$1,848	$(709)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$1,422	$421	$(363)	$473	$(64)	$1,889	$1,685	$396	$(2)	$408	$(6)	$2,481
Assets
Current	$506	$1,183	$258	$—	$(1,591)	$356	$532	$260	$92	$—	$(330)	$554
Noncurrent	1,341	697	52	473	(321)	2,242	1,241	463	24	408	(81)	2,055
Total Assets	$1,847	$1,880	$310	$473	$(1,912)	$2,598	$1,773	$723	$116	$408	$(411)	$2,609
Liabilities
Current	$(409)	$(1,138)	$(464)	$—	$1,546	$(465)	$(84)	$(223)	$(79)	$—	$318	$(68)
Noncurrent	(16)	(321)	(209)	—	302	(244)	(4)	(104)	(39)	—	87	(60)
Total Liabilities	$(425)	$(1,459)	$(673)	$—	$1,848	$(709)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$1,422	$421	$(363)	$473	$(64)	$1,889	$1,685	$396	$(2)	$408	$(6)	$2,481
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts consisted of $1 million and $2 million of cash equivalents included in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at September 30, 2021 and December 31, 2020, respectively. All other amounts are included in Cash and cash equivalents on the Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents	$—	$—	$—	$—	$—	$4	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	944	—	—	196	1,140	947	—	—	222	1,169
Fixed income securities	127	429	—	102	658	102	371	—	82	555
Private equity and other	—	—	—	175	175	—	—	—	104	104
Cash equivalents	34	—	—	—	34	27	—	—	—	27
Other investments
Equity securities	18	—	—	—	18	16	—	—	—	16
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	12	—	12	—	—	4	—	4
Total	$1,134	$429	$12	$473	$2,048	$1,107	$371	$4	$408	$1,890

Assets
Current	$—	$—	$12	$—	$12	$4	$—	$4	$—	$8
Noncurrent	1,134	429	—	473	2,036	1,103	371	—	408	1,882
Total Assets	$1,134	$429	$12	$473	$2,048	$1,107	$371	$4	$408	$1,890
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $155 million and $183 million as of September 30, 2021 and December 31, 2020, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(181)	$(49)	$15	$(215)	$20	$16	$10	$46
Transfers from Level 3 into Level 2	—	—	—	—	(1)	—	—	(1)
Total gains (losses)
Included in earnings(a)	(162)	(21)	—	(183)	(80)	37	1	(42)
Recorded in Regulatory liabilities	—	—	(1)	(1)	—	—	9	9
Purchases, issuances, and settlements
Settlements	63	(25)	(2)	36	22	(48)	(13)	(39)
Net Assets (Liabilities) as of September 30	$(280)	$(95)	$12	$(363)	$(39)	$5	$7	$(27)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$(109)	$(30)	$(2)	$(141)	$(57)	$11	$(1)	$(47)
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(16)	$10	$4	$(2)	$(15)	$16	$3	$4
Transfers from Level 3 into Level 2	—	—	—	—	(5)	—	—	(5)
Total gains (losses)
Included in earnings(a)	(356)	(5)	—	(361)	(44)	90	(7)	39
Recorded in Regulatory liabilities	—	—	14	14	—	—	21	21
Purchases, issuances, and settlements
Settlements	92	(100)	(6)	(14)	25	(101)	(10)	(86)
Net Assets (Liabilities) as of September 30	$(280)	$(95)	$12	$(363)	$(39)	$5	$7	$(27)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$(301)	$(54)	$(17)	$(372)	$(20)	$53	$(17)	$16
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$12	$12	$—	$—	$7	$7
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net Assets as of beginning of period	$15	$10	$4	$3
Change in fair value recorded in Regulatory liabilities	(1)	9	14	21
Purchases, issuances, and settlements
Settlements	(2)	(12)	(6)	(17)
Net Assets as of September 30	$12	$7	$12	$7
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$12	$7
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended September 30, 2021 and 2020.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(333)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.33)	—	$3.53	/MMBtu	$(0.04)	/MMBtu
Electricity	$245	$(340)	Discounted Cash Flow	Forward basis price (per MWh)	$(8)	—	$10	/MWh	$(1)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(76)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.86)	—	$2.50	/MMBtu	$(0.07)	/MMBtu
Electricity	$52	$(42)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$—	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$142	$—	$—	$142	$141	$—	$—	$141
Short-term borrowings	$361	$—	$361	$—	$38	$—	$38	$—
Notes payable(b)	$5	$—	$—	$5	$19	$—	$—	$19
Long-term debt(c)	$17,222	$2,241	$15,486	$1,104	$19,439	$2,547	$18,230	$1,397
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$17	$—	$—	$17	$16	$—	$—	$16
Short-term borrowings — affiliates	$32	$—	$—	$32	$101	$—	$—	$101
Short-term borrowings — other	$159	$—	$159	$—	$—	$—	$—	$—
Notes payable(b)	$4	$—	$—	$4	$17	$—	$—	$17
Long-term debt(c)	$8,906	$—	$9,952	$150	$8,236	$—	$9,579	$379
_______________________________________
(a)Included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2021	December 31, 2020
	(In millions)
Fermi 2	$1,989	$1,841
Fermi 1	3	3
Low-level radioactive waste	15	11
	$2,007	$1,855
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Realized gains	$21	$38	$80	$172
Realized losses	$(1)	$(11)	$(9)	$(103)
Proceeds from sale of securities	$217	$816	$854	$2,054
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2021			December 31, 2020
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,140	$507	$(8)	$1,169	$481	$(6)
Fixed income securities	658	24	(5)	555	20	(1)
Private equity and other	175	41	(2)	104	—	—
Cash equivalents	34	—	—	27	—	—
	$2,007	$572	$(15)	$1,855	$501	$(7)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2021
(In millions)
Due within one year	$11
Due after one through five years	138
Due after five through ten years	112
Due after ten years	295
$556

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fixed income securities held in nuclear decommissioning trust funds include $102 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2021 and December 31, 2020, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrant's gains (losses) related to the trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Gains (losses) related to equity securities	$(1)	$2	$3	$(4)
Gains (losses) related to fixed income securities	—	—	—	(3)
	$(1)	$2	$3	$(7)

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
DTE Vantage — This segment manages and operates industrial energy projects, reduced emissions fuel projects, renewable gas recovery, and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2021 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(3)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$778	$(1,055)	$233	$(223)
Electricity	952	(916)	180	(168)
Environmental & Other	610	(581)	154	(137)
Foreign currency exchange contracts	—	(2)	—	(1)
Total derivatives not designated as hedging instruments	$2,340	$(2,554)	$567	$(529)

Current	$1,938	$(2,011)	$446	$(386)
Noncurrent	402	(546)	121	(147)
Total derivatives	$2,340	$(2,557)	$567	$(533)
The following table presents the fair value of derivative instruments for DTE Electric:

	September 30, 2021	December 31, 2020
	(In millions)
FTRs — Other current assets	$12	$4
Total derivatives not designated as hedging instruments	$12	$4
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $20 million and $7 million outstanding at September 30, 2021 and December 31, 2020, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $55 million and $9 million at September 30, 2021 and December 31, 2020, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2021	December 31, 2020
	(In millions)
Cash collateral netted against Derivative assets	$(122)	$(12)
Cash collateral netted against Derivative liabilities	58	6
Cash collateral recorded in Accounts receivable(a)	66	14
Cash collateral recorded in Accounts payable(a)	(8)	(1)
Total net cash collateral posted (received)	$(6)	$7
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2021			December 31, 2020
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$778	$(715)	$63	$233	$(156)	$77
Electricity	952	(627)	325	180	(120)	60
Environmental & Other	610	(570)	40	154	(135)	19
Total derivative assets	$2,340	$(1,912)	$428	$567	$(411)	$156

Derivative liabilities
Commodity contracts
Natural gas	$(1,055)	$664	$(391)	$(223)	$151	$(72)
Electricity	(916)	614	(302)	(168)	125	(43)
Environmental & Other	(581)	570	(11)	(137)	129	(8)
Foreign currency exchange contracts	(5)	—	(5)	(5)	—	(5)
Total derivative liabilities	$(2,557)	$1,848	$(709)	$(533)	$405	$(128)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2021				December 31, 2020
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$1,938	$402	$(2,011)	$(546)	$446	$121	$(386)	$(147)
Counterparty netting	(1,498)	(292)	1,498	292	(318)	(81)	318	81
Collateral adjustment	(93)	(29)	48	10	(12)	—	—	6
Total derivatives as reported	$347	$81	$(465)	$(244)	$116	$40	$(68)	$(60)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2021	2020	2021	2020
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(214)	$(27)	$(371)	$(63)
Natural gas	Fuel, purchased power, gas, and other — non-utility	63	(51)	(16)	28
Electricity	Operating Revenues — Non-utility operations	68	33	143	75
Environmental & Other	Operating Revenues — Non-utility operations	3	2	(36)	(40)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	2	(2)	(1)	—
Total		$(78)	$(45)	$(281)	$—
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2021:

Commodity	Number of Units
Natural gas (MMBtu)	2,096,409,912
Electricity (MWh)	29,383,562
Foreign currency exchange ($ CAD)	119,281,865
Renewable Energy Certificates (MWh)	8,387,594
Carbon emissions (Metric Tons)	48,343,793
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $575 million.
As of September 30, 2021, DTE Energy had $2,180 million of derivatives in net liability positions, for which hard triggers exist. There is $52 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $1,788 million. The net remaining amount of $340 million is derived from the $575 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2021, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds(a)	1.90%	2028	$575
DTE Electric	March	Mortgage bonds(a)	3.25%	2051	425
DT Midstream	June	Senior notes(b)	4.125%	2029	1,100
DT Midstream	June	Senior notes(b)	4.375%	2031	1,000
DT Midstream	June	Term loan facility(b)	Variable	2028	1,000
					$4,100
_______________________________________
(a)Bonds were issued as Green Bonds and the proceeds will be used to finance qualified expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.
(b)Proceeds were used for the repayment of short-term borrowings due to DTE Energy to facilitate the separation of DT Midstream, as well as a one-time special dividend provided to DTE Energy. The debt was transferred to DT Midstream upon its separation on July 1, 2021. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information and to the Debt Redemptions section below for DTE Energy's use of the proceeds received from DT Midstream.
In September 2021, DTE Electric completed a mandatory remarketing of $82 million of 1.45% Tax-Exempt Revenue Bonds at the same rate of 1.45% until maturity in 2030 and $59 million of 1.45% Tax-Exempt Revenue Bonds at a rate of 1.35% until maturity in 2029.
Additionally in September 2021, DTE Gas agreed to issue $60 million of 2.07% First Mortgage Bonds due December 1, 2031 and $95 million of 2.85% First Mortgage Bonds due December 1, 2051 to a group of institutional investors in a private placement transaction. These bonds are expected to close and fund in November 2021. Proceeds will be used for the repayment of short-term borrowings and general corporate purposes, including capital expenditures.
Debt Redemptions
In 2021, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	April	Mortgage bonds	3.90%	2021	$250
DTE Electric	May	Mortgage bonds	7.00%	2021	33
DTE Energy	June	Junior subordinated debentures(a)	5.375%	2076	300
DTE Energy	July	Senior notes	3.30%	2022	300
DTE Energy	July	Senior notes	2.60%	2022	300
DTE Energy	July	Senior notes	3.70%	2023	600
DTE Energy	July	Senior notes	3.85%	2023	135
DTE Energy	July	Senior notes	3.50%	2024	350
DTE Energy	July	Senior notes	3.80%	2027	350
DTE Energy	July	Senior notes	3.40%	2029	21
DTE Energy	July	Senior notes	6.375%	2033	191
DTE Energy	August	Senior notes	3.85%	2023	165
DTE Energy	August	Senior notes	6.375%	2033	209
DTE Electric	August	Mortgage bonds	6.90%	2021	38
					$3,242
_______________________________________
(a)Early redemption resulted in a loss on extinguishment of debt of $8 million relating to the write-off of unamortized issuance costs.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
During the third quarter 2021, DTE Energy optionally redeemed $2.6 billion of Senior Notes included in the table above using proceeds from DT Midstream's repayment of short-term borrowings and one-time special dividend. To early retire this debt and reduce future interest expense, DTE Energy incurred prepayment costs of $361 million and wrote off $15 million of unamortized issuance costs and discounts related to the debt. These amounts have been included within the Loss on extinguishment of debt line item within the Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

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
The unsecured revolving credit agreements have historically required DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In June 2021, DTE Energy amended its total funded debt to capitalization ratio requirement to no more than 0.70 to 1 starting with the third quarter of 2021 and ending December 2022. The amendment was a result of temporary balance sheet impacts resulting from the separation of DT Midstream on July 1, 2021. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2021, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.66 to 1, 0.51 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of September 30, 2021 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring April 2025(a)	$1,500	$500	$300	$2,300
Unsecured Canadian revolving credit facility, expiring May 2023	87	—	—	87
Unsecured letter of credit facility, expiring in February 2023	150	—	—	150
Unsecured letter of credit facility, expiring in July 2023	70	—	—	70
Unsecured letter of credit facility(b)	50	—	—	50
	1,857	500	300	2,657
Amounts outstanding at September 30, 2021
Revolver borrowings	74	—	—	74
Commercial paper issuances	—	159	128	287
Letters of credit	268	—	—	268
	342	159	128	629
Net availability at September 30, 2021	$1,515	$341	$172	$2,028
_______________________________________
(a)Total availability of $102 million expires in April 2024, including $67 million at DTE Energy, $22 million at DTE Electric, and $13 million at DTE Gas. All other availability expires in April 2025.
(b)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $100 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $100 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At September 30, 2021, the capacity under the facilities was $300 million. The amounts outstanding under the agreements were $4 million and $49 million at September 30, 2021 and December 31, 2020, respectively, and were fully offset by the posted collateral.

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
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
September 30, 2021
(In millions)
2021	$6
2022	22
2023	22
2024	22
2025	22
2026 and Thereafter	292
Total minimum future lease receipts	386
Residual value of leased pipeline	17
Less unearned income	202
Net investment in finance lease	201
Less current portion	7
$194
Interest income recognized under finance leases was $4 million for the three months ended September 30, 2021 and 2020 and $13 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively.
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fixed payments	$13	$14	$42	$43
Variable payments	55	43	90	82
	$68	$57	$132	$125

Operating revenues	$26	$26	$70	$74
Other income	42	31	62	51
	$68	$57	$132	$125

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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE rule was vacated and remanded back to the EPA in a D.C. Circuit Court decision on January 19, 2021. The next steps taken by the EPA with respect to regulation of GHGs from EGUs is uncertain. Regardless of future rules, DTE Energy remains committed for its electric utility operations to reduce carbon emissions 32% by 2023, 50% by 2028, and 80% by 2040 from 2005 carbon emissions levels, and its goal of net zero emissions for its electric utility operations by 2050.
In addition to the GHG standards for existing EGUs, in December 2018, the EPA issued proposed revisions to the carbon dioxide performance standards for new, modified, or reconstructed fossil-fuel fired EGUs. The rule was finalized on January 13, 2021 and immediately challenged. An order vacating the rule was filed by the D.C. Circuit Court of Appeals on April 5, 2021. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards.
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
To comply with air pollution requirements, DTE Electric has spent approximately $2.4 billion. DTE Electric does not anticipate additional capital expenditures for air pollution requirements, subject to the results of future rulemakings.
Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2014. The final rule requires studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rule making at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2021 and December 31, 2020, DTE Electric had $13 million and $10 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On September 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" became effective and established April 11, 2021 as the new deadline for all unlined impoundments (including units previously classified as "clay-lined") to initiate closure. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, an additional revision to the CCR Rule "A Holistic Approach to Closure Part B: Alternate Demonstration for Unlined Surface Impoundments" was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric has submitted applications to the EPA that support continued use of all impoundments through their active lives. The forced closure date of April 11, 2021 is effectively delayed while the EPA's review has extended beyond this date.
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
In October 2020, the EPA published in the Federal Register the final version of the ELG Reconsideration Rule which updates the 2015 ELG Rule. The Reconsideration Rule re-establishes the technology-based effluent limitations guidelines and standards applicable to FGD wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water and FGD wastewater retrofits to be "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. The deadline is December 31, 2025 if DTE Electric chooses to comply by installation of new treatment technologies, or December 31, 2028 if DTE Electric chooses to pursue the cessation of coal as their ELG compliance option.
On July 27, 2021, the EPA announced they will revisit some of the compliance requirements that were established in the 2020 Reconsideration Rule and plan to release a new proposed rule in Fall of 2022. The 2020 Reconsideration Rule remains in effect until that time.
On October 11, 2021, in consideration of the deadlines above, DTE Electric submitted the appropriate documentation titled the Notice of Planned Participation (NOPP) to the State of Michigan that formally announced the intent to pursue cessation of coal at the Belle River power plant as their ELG compliance option. No new permits that would require ELG compliance have been issued for other facilities, consequently no compliance timelines have been established.
DTE Electric continues to evaluate compliance strategies, technologies and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the EPA rules.
DTE Electric has estimated the impact of the CCR and ELG rules to be $661 million of capital expenditures, including $516 million for 2021 through 2025.
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
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2021 and December 31, 2020, DTE Gas had $24 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. EGLE has not made a final determination on SIP strategy for this area, pending the EPA's review of their clean data determination request. Until agency plans are final, DTE Energy is unable to determine the impacts.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2021 was approximately $400 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2021 was $698 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at September 30, 2021. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2021, DTE Energy had $171 million of performance bonds outstanding, including $120 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,100 represented employees, including DTE Electric's approximately 2,700 represented employees. This represents 50% and 57% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 16% and 21% have contracts expiring within one year for DTE Energy and DTE Electric, respectively.
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
In 2020, COVID-19 also resulted in incremental costs at our utilities related to personal protective equipment and other health and safety-related matters, as well as lower volumes for certain companies within the DTE Vantage segment. For the three and nine months ended September 30, 2021, however, there has not been any significant impact to the Registrants' Consolidated Financial Statements.
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary as of September 30, 2021. The Registrants cannot predict the future impacts of the COVID-19 pandemic on the Consolidated Financial Statements, as developments involving COVID-19 and its related effects on economic and operating conditions remain highly uncertain.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Service cost	$27	$25	$8	$7
Interest cost	39	46	12	14
Expected return on plan assets	(84)	(84)	(33)	(32)
Amortization of:
Net actuarial loss	49	43	3	4
Prior service credit	—	—	(5)	(5)
Settlements	—	2	—	—
Net periodic benefit cost (credit)	$31	$32	$(15)	$(12)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Service cost	$81	$74	$23	$20
Interest cost	118	139	35	42
Expected return on plan assets	(254)	(250)	(97)	(96)
Amortization of:
Net actuarial loss	147	129	10	12
Prior service credit	—	—	(15)	(15)
Settlements	—	2	—	—
Net periodic benefit cost (credit)	$92	$94	$(44)	$(37)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense was $26 million and $28 million for the three months ended September 30, 2021 and 2020, respectively, and $78 million and $79 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Service cost	$6	$5	$17	$15
Interest cost	8	11	25	32
Expected return on plan assets	(22)	(21)	(65)	(65)
Amortization of:
Net actuarial loss	3	2	9	8
Prior service credit	(3)	(3)	(10)	(10)
Net periodic benefit credit	$(8)	$(6)	$(24)	$(20)
Pension and Other Postretirement Contributions
At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to $7 million in contributions to the qualified pension plans in 2021. No amounts relate to DTE Electric and no contributions are anticipated for DTE Energy's postretirement benefit plans in 2021.

NOTE 15 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million residential, commercial, and industrial customers in southeastern Michigan.
Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
DTE Vantage, formerly the Power and Industrial Projects segment, is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects.
Energy Trading consists of energy marketing and trading operations.
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
DTE Energy completed the separation of DT Midstream on July 1, 2021, which was comprised of the Gas Storage and Pipelines segment and also certain DTE Energy holding company activity within the Corporate and Other segment. Amounts relating to DT Midstream have been classified as discontinued operations, and Gas Storage and Pipelines is no longer a reportable segment of DTE Energy. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, natural gas sales, and renewable natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Electric	$17	$16	$48	$46
Gas	3	4	10	12
DTE Vantage	125	134	463	308
Energy Trading	9	9	35	23
Corporate and Other	1	1	2	2
	$155	$164	$558	$391
Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations
Electric	$1,700	$1,690	$4,468	$4,211
Gas	193	173	1,070	964
Operating Revenues — Non-utility operations
Electric	2	3	9	10
DTE Vantage	372	324	1,132	850
Energy Trading	1,602	1,061	4,208	2,714
Corporate and Other	1	1	2	2
Reconciliation and Eliminations(a)	(155)	(172)	(572)	(408)
Total	$3,715	$3,080	$10,317	$8,343
_______________________________________
(a)Includes $14 million for the nine months ended September 30, 2021 and $8 million and $17 million for the three and nine months ended September 30, 2020, respectively, for eliminations related to DTE Energy's prior Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$342	$398	$788	$675
Gas	(30)	(20)	146	102
DTE Vantage	73	47	115	102
Energy Trading	(52)	(28)	(173)	5
Corporate and Other	(275)	(25)	(381)	(40)
Discontinued Operations	(33)	104	106	249
Net Income Attributable to DTE Energy Company	$25	$476	$601	$1,093

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company and is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates two energy-related non-utility segments with operations throughout the United States.
On July 1, 2021, DTE Energy completed the separation of its natural gas pipeline, storage and gathering non-utility business. Effective with the separation, DTE retains no ownership in the new company, DT Midstream, which was formerly comprised of DTE Energy’s Gas Storage and Pipelines segment and certain DTE Energy holding company activity within the Corporate and Other segment. Gas Storage and Pipelines is no longer a reportable segment of DTE Energy, and financial results of DT Midstream are presented as discontinued operations in the Consolidated Financial Statements. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information regarding the separation of DT Midstream and discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net Income attributable to DTE Energy — continuing operations	$58	$372	$495	$844
Diluted Earnings per Common Share — continuing operations	$0.30	$1.92	$2.55	$4.37
The decrease in Net Income for both periods was primarily due to lower earnings in the Corporate and Other segment, driven primarily by the loss on debt extinguishment incurred in the third quarter 2021. The decrease in Net Income for the three months ended September 30, 2021 was also due to lower earnings in the DTE Electric and Energy Trading segments, partially offset by higher earnings in the DTE Vantage segment. For the nine months ended September 30, 2021, the decrease in Net Income was also due to lower earnings in the Energy Trading segment, partially offset by higher earnings in the Electric and Gas segments.
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
DTE Energy is committed to reduce the carbon emissions of its electric utility operations by 32% by 2023, 50% by 2028, and 80% by 2040 from 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric utility and gas utility operations. To achieve the reduction goals in the near term, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy waste reduction projects, demand response, and natural gas fueled generation. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
DTE Energy has significant investments in non-utility businesses and expects growth opportunities in its DTE Vantage segment. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile.

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
DTE Electric's capital investments over the 2021-2025 period are estimated at $14 billion, comprised of $5 billion for capital replacements and other projects, $7 billion for distribution infrastructure, and $2 billion for renewable generation. DTE Electric has retired six coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining eleven coal-fired generating units, including five units at Trenton Channel and St. Clair in 2022. The two units at the Belle River facility will cease the use of coal by 2028 and will be evaluated for conversion to cleaner energy resources. The final four units at the Monroe facility are expected to be retired by 2040. Generation from the retired facilities will be replaced or offset with renewables, energy waste reduction, demand response, and natural gas fueled generation.
DTE Gas' capital investments over the 2021-2025 period are estimated at $3 billion, comprised of $1.4 billion for base infrastructure and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1 billion to $1.4 billion from 2021-2025 for industrial energy services and renewable energy projects.
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
•strategic investments in growth projects at DTE Vantage;
•employee safety and engagement;
•cost structure optimization across all business segments; and
•cash, capital, and liquidity to maintain or improve financial strength.
The separation of DT Midstream on July 1, 2021 will result in a reduction to DTE Energy's net income and cash flows in the near term. However, DTE Energy remains well-positioned for long-term growth and focused on the key objectives noted above. DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial, and risk criteria.
COVID-19 Pandemic
DTE Energy has been monitoring the COVID-19 pandemic and any related impacts to operating costs, customer demand, and the recoverability of assets in our business segments that could materially impact the Registrants' financial results.
As noted in Note 13 to the Consolidated Financial Statements, "Commitments and Contingencies," the pandemic contributed to a shift in electric sales volumes from commercial and industrial customers to residential customers. DTE Energy expects this shift to continue in the near term as businesses maintain more remote operations. Other impacts from COVID-19 have related primarily to health and safety-related costs at the utilities and volumes at certain non-utility businesses, but these impacts have not been significant in 2021.
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
The Non-utility Margin relates to the DTE Vantage and Energy Trading segments. For the DTE Vantage segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of refined coal to third parties and the affiliated Electric utility, metallurgical coke and related by-products, petroleum coke, renewable natural gas and related credits, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$342	$398	$788	$675
Gas	(30)	(20)	146	102
DTE Vantage	73	47	115	102
Energy Trading	(52)	(28)	(173)	5
Corporate and Other	(275)	(25)	(381)	(40)
Discontinued Operations	(33)	104	106	249
Net Income Attributable to DTE Energy Company	$25	$476	$601	$1,093

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,700	$1,690	$4,468	$4,211
Fuel and purchased power — utility	462	449	1,178	1,083
Utility Margin	1,238	1,241	3,290	3,128
Operating Revenues — Non-utility operations	2	3	9	10
Operation and maintenance	408	358	1,116	1,063
Depreciation and amortization	281	262	820	779
Taxes other than income	82	79	245	220
Asset (gains) losses and impairments, net	—	—	—	41
Operating Income	469	545	1,118	1,035
Other (Income) and Deductions	82	89	238	264
Income Tax Expense	45	58	92	96
Net Income Attributable to DTE Energy Company	$342	$398	$788	$675
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
Utility Margin decreased $3 million in the three months ended September 30, 2021 and increased $162 million in the nine months ended September 30, 2021. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$—	$71
Regulatory mechanism — RPS	22	43
Regulatory mechanism — EWR	10	34
Base sales / rate mix	(3)	25
Weather	(40)	(19)
Other regulatory mechanisms and other	8	8
Increase (decrease) in Utility Margin	$(3)	$162

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands of MWh)
DTE Electric Sales
Residential	4,998	5,154	12,705	12,646
Commercial	4,625	4,507	12,532	11,936
Industrial	2,214	2,321	6,431	6,205
Other	49	49	155	157
	11,886	12,031	31,823	30,944
Interconnection sales(a)	1,008	295	2,812	823
Total DTE Electric Sales	12,894	12,326	34,635	31,767

DTE Electric Deliveries
Retail and wholesale	11,886	12,031	31,823	30,944
Electric retail access, including self-generators(b)	1,232	1,030	3,260	2,865
Total DTE Electric Sales and Deliveries	13,118	13,061	35,083	33,809
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $50 million and $53 million in the three and nine months ended September 30, 2021, respectively. The increase in the third quarter was primarily due to higher distribution operations expense of $41 million (primarily due to higher storm costs), higher legal and environmental expense of $10 million, higher EWR expense of $9 million, and higher corporate support costs of $6 million, partially offset by lower uncollectible expense of $6 million, 2020 COVID-19 related expenses of $5 million, and lower benefits expense of $5 million. The increase in the nine-month period was primarily due to higher distribution operations expense of $36 million (primarily due to higher storm costs), higher EWR expense of $30 million, higher benefits expense of $19 million, higher legal and environmental expense of $13 million, and higher corporate support costs of $11 million, partially offset by 2020 COVID-19 related expenses of $34 million, lower uncollectible expense of $16 million, and lower plant generation expense of $10 million.
Depreciation and amortization expense increased $19 million and $41 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income increased $3 million and $25 million in the three and nine months ended September 30, 2021, respectively. The increase in the third quarter was primarily due to higher property taxes of $3 million. The increase in the nine-month period was primarily due to higher property taxes of $24 million, which resulted primarily from a favorable property tax settlement in 2020.
Asset (gains) losses and impairments, net decreased $41 million in the nine months ended September 30, 2021. The decrease was primarily due to a 2020 write-off of capital expenditures related to incentive compensation, which were disallowed in the May 8, 2020 rate order from the MPSC.
Other (Income) and Deductions decreased $7 million and $26 million in the three and nine months ended September 30, 2021, respectively. The decrease in the third quarter was primarily due to $10 million of contributions to not-for-profit organizations in 2020, partially offset by a change in rabbi trust investment earnings (loss of $1 million in 2021 compared to a gain of $2 million in 2020). The decrease in the nine-month period was primarily due to $10 million of contributions to not-for-profit organizations in 2020, a change in rabbi trust investment earnings (gain of $3 million in 2021 compared to a loss of $7 million in 2020), and lower non-operating retirement benefits expense of $5 million.

Income Tax Expense decreased $13 million and $4 million in the three and nine months ended September 30, 2021, respectively. The decrease in the third quarter was primarily due to lower earnings and higher production tax credits. The decrease in the nine-month period was primarily due to higher production tax credits and higher amortization of the TCJA regulatory liability, partially offset by higher earnings.

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
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requested collection of these qualifying costs from DTE Electric's customers. A final MPSC order was issued on June 23, 2021 authorizing DTE Electric to proceed with the issuance of securitization bonds for qualified costs of up to $236 million, increased for the inclusion of deferred taxes. The order authorized customer charges for the timely recovery of the amount securitized and other ongoing qualified costs. Securitization is expected in the first quarter 2022.
On August 31, 2021, DTE Electric filed an accounting application with the MPSC requesting approval of a one-time voluntary refund of $70 million collected in 2021 associated with the unexpected customer usage patterns due to the COVID-19 pandemic. This refund would be administered by investing in additional tree trimming without seeking future cost recovery. Such efforts would serve to improve customer reliability without impacting rates, thus providing an affordability benefit to customers. These investments would be incremental to the Tree Trim Surge expenses previously authorized by the MPSC.
DTE Electric anticipates receiving an order by the end of 2021. If approved by the end of the year, a regulatory liability will be recognized at that time. The regulatory liability would be reduced as the additional tree trim expenses are incurred during the remainder of 2021 through 2023. If the full $70 million is not spent by the end of 2023, DTE Electric would provide refunds to customers via bill credits for any shortage.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Utility operations	$193	$173	$1,070	$964
Cost of gas — utility	23	12	263	232
Utility Margin	170	161	807	732
Operation and maintenance	123	119	380	360
Depreciation and amortization	44	37	130	112
Taxes other than income	20	18	71	62
Asset (gains) losses and impairments, net	1	—	1	14
Operating Income (Loss)	(18)	(13)	225	184
Other (Income) and Deductions	18	18	54	56
Income Tax Expense (Benefit)	(6)	(11)	25	26
Net Income (Loss) Attributable to DTE Energy Company	$(30)	$(20)	$146	$102
Utility Margin increased $9 million and $75 million in the three and nine months ended September 30, 2021, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$11	$74
Home protection program	2	5
Regulatory mechanism — EWR	(1)	5
Weather	(2)	3
Infrastructure recovery mechanism	(5)	(18)
Other regulatory mechanisms and other	4	6
Increase in Utility Margin	$9	$75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Bcf)
Gas Markets
Gas sales	7	7	88	85
End-user transportation	34	40	123	135
	41	47	211	220
Intermediate transportation	102	110	370	349
Total Gas sales	143	157	581	569
Operation and maintenance expense increased $4 million and $20 million in the three and nine months ended September 30, 2021, respectively. The increase in the third quarter was primarily due to higher gas operations expense of $14 million, partially offset by lower uncollectible expense of $4 million and lower benefits expense of $4 million. The increase in the nine-month period was primarily due to higher gas operations expense of $30 million and higher EWR expense of $4 million, partially offset by lower uncollectible expense of $11 million.
Depreciation and amortization expense increased $7 million and $18 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was primarily due to a higher depreciable base and a change in depreciation rates effective October 2020.
Taxes other than income expense increased $2 million and $9 million in the three and nine months ended September 30, 2021, respectively. The increase in the third quarter was primarily due to higher property taxes. The increase in the nine-month period was primarily due to higher property taxes of $5 million and employee retention credits of $3 million recognized in 2020 pursuant to the CARES Act.
Asset (gains) losses and impairments, net increased $1 million in the three months ended September 30, 2021 and decreased $13 million in the nine months ended September 30, 2021. The decrease in the nine-month period was primarily due to a 2020 write-off of capital expenditures related to incentive compensation, which were disallowed in the July 17, 2020 rate case settlement.
Income Tax Expense (Benefit) decreased $5 million and $1 million in the three and nine months ended September 30, 2021, respectively. The decrease in the third quarter was primarily due to higher amortization of the TCJA regulatory liability. The decrease in the nine-month period was primarily due to higher amortization of the TCJA regulatory liability, partially offset by higher earnings.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. DTE Vantage results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$372	$324	$1,132	$850
Fuel, purchased power, and gas — non-utility	267	246	851	624
Non-utility Margin	105	78	281	226
Operation and maintenance	77	71	226	206
Depreciation and amortization	18	18	55	53
Taxes other than income	2	2	8	8
Asset (gains) losses and impairments, net	1	(2)	28	(12)
Operating Income (Loss)	7	(11)	(36)	(29)
Other (Income) and Deductions	(61)	(47)	(108)	(100)
Income Taxes
Expense	18	10	22	21
Production Tax Credits	(20)	(19)	(56)	(47)
	(2)	(9)	(34)	(26)
Net Income	70	45	106	97
Less: Net Loss Attributable to Noncontrolling Interests	(3)	(2)	(9)	(5)
Net Income Attributable to DTE Energy Company	$73	$47	$115	$102
Operating Revenues — Non-utility operations increased $48 million and $282 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Higher production offset by the sale of membership interests in the REF business	$10	$171
Higher demand offset by lower prices in the Steel business	40	81
New projects in the Renewables business	14	41
Higher volumes in the On-site business	2	12
Closed projects in the Renewables business	(1)	(6)
Site closure in the REF business	(17)	(17)
	$48	$282

Non-utility Margin increased $27 million and $55 million in the three and nine months ended September 30, 2021, respectively. The following table details changes in Non-utility Margin relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
New projects in the Renewables business	$15	$41
Higher demand offset by lower prices in the Steel business	13	17
Closed projects in the Renewables business	(1)	(5)
Other	—	2
	$27	$55
Operation and maintenance expense increased $6 million and $20 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was primarily due to higher production and new projects.
Asset (gains) losses and impairments, net changed by $3 million and $40 million in the three and nine months ended September 30, 2021, respectively. The change in the third quarter was primarily due to the divestiture of a project in the Renewables business in 2020. The change in the nine-month period was primarily due to an asset impairment of $27 million recorded in the Steel business for the anticipated closure of a pulverized coal facility. The change in the nine-month period was also due to $12 million of activity in 2020, including the write-off of environmental liabilities upon completing site remediation in the Steel business, the sale of assets in the On-site business, and the divestiture of a project in the Renewables business.
Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information regarding the $27 million asset impairment and consideration of any additional impacts to future periods.
Other (Income) and Deductions increased $14 million and $8 million in the three and nine months ended September 30, 2021, respectively. The increase in the third quarter was primarily due to higher production in the REF business. The increase in the nine-month period was primarily due to higher production in the REF business, partially offset by $11 million of profit recognized from the sale of membership interests in the REF business recorded in 2020.
Income Taxes — Production Tax Credits increased $1 million and $9 million in the three and nine months ended September 30, 2021, respectively. The increase in the third quarter was primarily due to higher production in the REF business. The increase in the nine-month period was primarily due to higher production partially offset by the sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $1 million and $4 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was primarily due to higher production in the REF business.
Outlook — DTE Vantage will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers in addition to optimizing the REF facilities until the phase-out at the end of 2021. Beginning in 2022, DTE Vantage expects decreases in Other Income and Production Tax Credits that will cause a corresponding reduction to Net Income as REF facilities will cease operations. Over the long-term, DTE Vantage expects growth in industrial energy services projects and renewable energy projects will offset the decreases to Net Income caused by the REF phase-out.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$1,602	$1,061	$4,208	$2,714
Purchased power and gas — non-utility	1,630	1,076	4,347	2,636
Non-utility Margin	(28)	(15)	(139)	78
Operation and maintenance	17	19	60	60
Depreciation and amortization	1	1	4	4
Taxes other than income	1	1	4	4
Operating Income (Loss)	(47)	(36)	(207)	10
Other (Income) and Deductions	22	1	23	3
Income Tax Expense (Benefit)	(17)	(9)	(57)	2
Net Income (Loss) Attributable to DTE Energy Company	$(52)	$(28)	$(173)	$5
Operating Revenues — Non-utility operations increased $541 million and $1,494 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was primarily due to an increase in gas prices in the gas structured and gas transportation strategies.
Non-utility Margin decreased $13 million and $217 million in the three and nine months ended September 30, 2021, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas transportation, environmental trading, and power full requirements strategies	$87
Unfavorable results, primarily in gas structured and gas storage strategies(b)	(127)
(40)
Realized Margins(a)
Favorable results, primarily in gas structured, gas transportation, and power trading strategies(c)	72
Unfavorable results, primarily in environmental trading and power full requirements strategies	(45)
27
Decrease in Non-utility Margin	$(13)
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
(b)Amount includes $82 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $54 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Nine Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the power full requirements strategy	$25
Unfavorable results, primarily in gas structured, environmental trading, and gas storage strategies(b)	(297)
(272)
Realized Margins(a)
Favorable results, primarily in gas structured, gas trading, and environmental trading strategies(c)	132
Unfavorable results, primarily in power ERCOT trading and power full requirements strategies	(77)
55
Decrease in Non-utility Margin	$(217)
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
(b)Amount includes $278 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $16 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Other (Income) and Deductions increased $21 million and $20 million in the three and nine months ended September 30, 2021, respectively. The increase in both periods was primarily due to contributions to not-for-profit organizations including the DTE Energy Foundation.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $275 million and $381 million for the three and nine months ended September 30, 2021, respectively, represents an increase of $250 million and $341 million from the net loss of $25 million and $40 million in the comparable 2020 periods.
The increase in both periods was primarily due to the loss on extinguishment of debt incurred in 2021, which reduced earnings by $286 million and $292 million for the three and nine months ended September 30, 2021, respectively. The increase in both periods was also driven by effective income tax rate adjustments, higher net interest expense, and a valuation allowance established in the third quarter 2021 for certain charitable contribution carryforwards. For the nine-month period, the higher loss was also due to the carryback of 2018 net operating losses to 2013 pursuant to the CARES Act, which resulted in a $34 million reduction to Income Tax Expense in 2020. The losses in both periods were partially offset by the remeasurement of state deferred taxes following the separation of DT Midstream, which resulted in a $85 million reduction to Income Tax Expense in the third quarter 2021.
For additional information regarding the loss on extinguishment of debt, refer to Note 10 to the Consolidated Financial Statements, "Long-term Debt." For additional information regarding the remeasurement of state deferred taxes and valuation allowance, refer to the Income Taxes section of Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies."

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

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$516	$93
Net cash from operating activities	2,372	2,781
Net cash used for investing activities	(2,780)	(3,093)
Net cash from (used for) financing activities	(52)	1,181
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(460)	869
Cash, Cash Equivalents, and Restricted Cash at End of Period	$56	$962
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the the Consolidated Statements of Cash Flows.
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $409 million in 2021. The decrease was primarily due to a decrease in Deferred income taxes and Net Income, adjusted for the Loss on extinguishment of debt to reconcile Net Income to Net cash from operating activities. The decrease was partially offset by an increase from working capital items and Depreciation and amortization.
The change in working capital items in 2021 was primarily due to an increase in cash related to Accounts payable, Regulatory assets and liabilities, and Derivative assets and liabilities, partially offset by a decrease in cash related to Accounts receivable, net, Inventories, and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities decreased by $313 million in 2021 primarily due to a decrease in non-utility plant and equipment expenditures and a decrease in Acquisitions related to business combinations, net of cash acquired, partially offset by an increase in utility plant and equipment expenditures.
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
Net cash from financing activities decreased by $1.2 billion in 2021 primarily due to an increase in Redemption of long-term debt, Prepayment costs for redemption of long-term debt, Repurchase of common stock, and Dividends paid on common stock, partially offset by increases in Issuance of long-term debt and Short-term borrowings, net. The change is also due to the Acquisition related deferred payment during the nine months ended September 30, 2020.
Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Non-utility growth is expected from additional investments in the DTE Vantage segment. DTE Vantage cash flows are expected to temporarily decrease beginning in 2022 as REF facilities will have ceased operations. Growth from new industrial energy services projects and renewable energy investments are expected to offset these decreases over the long-term.
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
In July and August 2021, DTE Energy optionally redeemed $2.6 billion of long-term debt and incurred prepayment costs of $361 million. These redemptions were made using proceeds from DT Midstream's repayment of intercompany borrowings and one-time special dividend and will reduce interest expense in future periods. Refer to Notes 4 and 10 to the Consolidated Financial Statements, "Dispositions and Impairments" and "Long-term Debt," respectively, for additional information.
DTE Energy has $324 million in long-term debt, including finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds or the issuance of new long-term debt.
DTE Energy has approximately $2.1 billion of available liquidity at September 30, 2021, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
DTE Energy does not expect any equity issuances for 2021. Any contributions to the qualified pension plans are expected to be made in cash and DTE Energy does not anticipate making any contributions to its other postretirement benefit plans in 2021.

To finance the acquisition of midstream natural gas assets in December 2019, DTE Energy issued equity units that will result in the issuance of common stock in November 2022. This transaction is not expected to impact DTE Energy's cash flows. Cash flow impacts in 2021-2022 will relate primarily to the payment of the remaining stock purchase liability associated with the equity units, which remain with DTE Energy after the separation of DT Midstream. Over the long-term, DTE Energy does not have any other equity commitments and will continue to evaluate equity needs on an annual basis in consideration of economic and financial market conditions.
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
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $575 million.
The separation of DT Midstream has resulted in a shift in DTE Energy's strategy to a predominately pure-play utility, but to date has not had any impact on DTE Energy's credit ratings. Since the announcement of the planned separation in October 2020 and completed separation in July 2021, Standard and Poor's Global Ratings, Fitch Ratings, and Moody's Investor Service have all affirmed the ratings and stable outlook of DTE Energy, DTE Electric, and DTE Gas.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2020	$28
Reclassified to realized upon settlement	16
Changes in fair value recorded to income	(281)
Amounts recorded to unrealized income	(265)
Changes in fair value recorded in regulatory liabilities	14
Change in collateral	(58)
MTM at September 30, 2021	$(281)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2024 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2021	2022	2023	2024 and Beyond	Total Fair Value
	(In millions)
Level 1	$21	$86	$35	$12	$154
Level 2	31	11	(22)	(28)	(8)
Level 3	(74)	(155)	(37)	(97)	(363)
MTM before collateral adjustments	$(22)	$(58)	$(24)	$(113)	(217)
Collateral adjustments					(64)
MTM at September 30, 2021					$(281)

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
The DTE Vantage segment is subject to electricity, natural gas, and coal product price risk. DTE Energy manages its exposure to commodity price risk through the use of long-term contracts.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2021:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$295	$—	$295
BBB+ and BBB	156	—	156
BBB-	18	—	18
Total Investment Grade	469	—	469
Non-investment grade(b)	2	—	2
Internally Rated — investment grade(c)	927	(72)	855
Internally Rated — non-investment grade(d)	56	(6)	50
Total	$1,454	$(78)	$1,376
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
(c)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 23% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of September 30, 2021, DTE Energy had floating rate debt of $361 million and a floating rate debt-to-total debt ratio of 2.05%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2021 and 2020 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2021	2020	2021	2020	Change in the Fair Value of
	(In millions)
Environmental contracts	$(16)	$(3)	$15	$6	Commodity contracts
Gas contracts	$102	$21	$(102)	$(20)	Commodity contracts
Power contracts	$13	$6	$(13)	$(6)	Commodity contracts
Interest rate risk — DTE Energy	$(649)	$(659)	$674	$681	Long-term debt
Interest rate risk — DTE Electric	$(329)	$(298)	$348	$315	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2021:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/21 - 07/31/21	23,900	$114.70	—	—	—
08/01/21 - 08/30/21	100,832	$118.06	—	—	—
09/01/21 - 09/30/21	4,421	$104.46	—	—	—
Total	129,153		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

31.201	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.202	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.203	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.204	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.201	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.202	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.203	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.204	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 27, 2021
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)