Form 10-K
period 2021-12-31
DTE ENERGY CO; DTE Electric Co
filed 2022-02-10
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	DTE	New York Stock Exchange

DTE Energy	2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

DTE Energy	2019 6.25% Corporate Units	DTP	New York Stock Exchange

DTE Energy	2020 Series G 4.375% Junior Subordinated Debentures due 2080	DTB	New York Stock Exchange

DTE Energy	2021 Series E 4.375% Junior Subordinated Debentures due 2081	DTG	New York Stock Exchange

DTE Electric Company (DTE Electric)	None		None
Securities registered pursuant to Section 12(g) of the Act:

DTE Energy	None	DTE Electric	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DTE Energy	Yes	☒	No	☐	DTE Electric	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
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
On June 30, 2021, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $21.2 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 31, 2022:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,745,891

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2022 Annual Meeting of Common Shareholders to be held May 5, 2022, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AMT	Alternative Minimum Tax

AMV	Applicable Market Value

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 to assist individuals and employers with the impacts of the COVID-19 pandemic, including certain tax relief provisions

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

ERCOT	Electric Reliability Council of Texas, the independent power market operator responsible for substantially all of the Texas power market.

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

DEFINITIONS

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

IRS	Internal Revenue Service

ISO	Independent System Operator

LIBOR	London Inter-Bank Offered Rates

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

Net zero	Collective efforts to reduce the carbon emissions of DTE Energy's utility operations and gas suppliers, as well as efforts to offset an amount equivalent to any remaining emissions. Progress towards this goal is estimated and may vary from the calculations of other utility businesses with similar targets

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy previously owned a 50% partnership interest that separated with DT Midstream effective July 1, 2021

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the IRS

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RSN	Remarketable Senior Notes

RTO	Regional Transmission Organization

DEFINITIONS

SEC	Securities and Exchange Commission

SGG	Stonewall Gas Gathering is a midstream natural gas asset that was previously owned 85% by DTE Energy and separated with DT Midstream effective July 1, 2021

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

TCJA rate reduction	Reduction in DTE Gas revenue related to Calculation C of the TCJA. DTE Gas' Calculation C case was approved by the MPSC in August 2019 to address all remaining issues relative to the TCJA, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities flow to ratepayers

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

USD	United States Dollar ($)

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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
•impact of volatility in prices in the international steel markets and in prices of environmental attributes generated from renewable natural gas investments on the operations of DTE Vantage (formerly Power and Industrial Projects);
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
•impacts of inflation and the timing and extent of changes in interest rates;
•the level of borrowings;
•the potential for increased costs or delays in completion of significant capital projects;
•changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;
•the effects of weather and other natural phenomena, including climate change, on operations and sales to customers, and purchases from suppliers;
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
•successful execution of new business development and future growth plans;
•contract disputes, binding arbitration, litigation, and related appeals;
•the ability of the electric and gas utilities to achieve net zero emissions goals; and
•the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I
Items 1. and 2. Business and Properties
General
In 1995, DTE Energy incorporated in the State of Michigan. DTE Energy's utility operations consist primarily of DTE Electric and DTE Gas. DTE Energy also has two other segments that are engaged in a variety of energy-related businesses.
DTE Electric is a Michigan corporation organized in 1903 and is an indirect wholly-owned subsidiary of DTE Energy. DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan.
DTE Gas is a Michigan corporation organized in 1898 and is an indirect wholly-owned subsidiary of DTE Energy. DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity.
DTE Energy's other businesses include 1) DTE Vantage, formerly DTE Energy's Power and Industrial Projects segment, which is primarily involved in renewable natural gas projects, providing industrial energy services, and reduced emissions fuel projects, and 2) energy marketing and trading operations.
On July 1, 2021, DTE Energy completed the separation of its natural gas pipeline, storage, and gathering non-utility business. Effective with the separation, DTE Energy retains no ownership in the new company, DT Midstream.
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
Corporate Structure
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure. For financial information by segment for the last three years, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
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

Non-utility Operations
•DTE Vantage is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects.
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

ELECTRIC
Description
DTE Energy's Electric segment consists principally of DTE Electric, an electric utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan. DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA, and EGLE. Electricity is generated from fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant, wind and other renewable assets and is supplemented with purchased power. The electricity is sold, or distributed through the retail access program, to three major classes of customers: residential, commercial, and industrial, throughout southeastern Michigan.
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
For a summary of Electric segment operating revenues by service, see Note 5 to the Consolidated Financial Statements, "Revenue."
Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is dependent upon the availability of coal and natural gas.

Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 19 million tons of low-sulfur western coal and approximately 1.5 million tons of Appalachian coal to be delivered from 2022 to 2023. All of these contracts have pricing schedules. DTE Electric has 100% of its expected coal requirements under contract for 2022. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. DTE Electric's 2022 rail transportation is covered under long-term agreements. DTE Electric expects to cover all of its 2022 vessel transportation requirements for delivery of purchased coal to electric generating facilities through existing agreements. DTE Electric's natural gas supply requirements are expected to be met through a combination of short and long-term agreements, agreements with local distribution companies, and spot market purchases. Natural gas purchase requirements for 2022 are expected to be approximately 52 Bcf. DTE Electric has contracts for firm gas transportation and storage capacity to ensure reliable and flexible gas supply to its power plants. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements.
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
Generating facilities owned and in service as of December 31, 2021 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River(b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe(c)	Monroe	1971, 1973, and 1974	3,066
St. Clair	St. Clair	1953, 1954, 1961, and 1969	1,065
Trenton Channel	Wayne	1968	495
Dearborn	Wayne	2019	35
			6,480
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	1,998
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,088
Renewables(e)
Wind Utility	Various	2011-2021	1,164
Wind Non-Utility	Various	2019-2020	106
Solar	Various	2010-2021	66
			1,336
			12,043
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
(b)Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 7 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(c)The Monroe generating plant provided 39% of DTE Electric’s total 2021 power plant generation.
(d)Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,220 MW. See Note 7 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
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
DTE Electric owns and operates 698 distribution substations with a capacity of approximately 36,987,000 kilovolt-amperes (kVA) and approximately 449,800 line transformers with a capacity of approximately 32,817,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2021 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,536	15,652
24 kV	179	741
40 kV	2,352	430
120 kV	62	8
	31,129	16,831
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
See Notes 8, 9, 12, 18, and 19 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," "Fair Value," "Commitments and Contingencies," and " Nuclear Operations."
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost-effective manner and support DTE Energy's goal to reduce carbon emissions by 32% by 2023, 50% by 2028, and 80% by 2040 from 2005 carbon emissions levels, as well as net zero emissions by 2050. An increasing amount of high wind and other extreme weather events driven by climate change, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term. In addition, with potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers. To maintain reliability and meet the carbon reduction goals in the near-term, DTE Electric plans to put in service a natural gas fueled combined cycle generation facility in 2022 and will continue its energy waste reduction initiatives and transition away from coal-fired plants to renewable energy and other sources. To achieve long-term carbon reduction goals, DTE Electric is monitoring the viability of emerging technologies involving energy storage, carbon capture and sequestration, alternative fuels such as hydrogen, and advanced nuclear power.

DTE Electric's distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to customers. DTE Electric seeks to increase operational efficiencies to increase customer satisfaction at an affordable rate.
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Energy legislation enacted by the State of Michigan has placed a 10% cap on total retail access. This cap mitigates some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full-service customer rates. Customers with retail access to alternative electric suppliers consist primarily of industrial and commercial customers and represented approximately 10%, 8.5%, and 10% of retail sales in 2021, 2020, and 2019, respectively. DTE Electric expects that customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales in 2022.
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
DTE Gas' natural gas sales, end-user transportation, and intermediate transportation volumes, revenues, and Net Income are impacted by weather. Given the seasonal nature of the business, revenues and Net Income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and DTE Gas typically realizes substantially reduced revenues and earnings in the second quarter, and losses in the third quarter. The impacts of changes in annual average customer usage are minimized by the Revenue Decoupling Mechanism authorized by the MPSC.
DTE Gas operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Gas.
For a summary of Gas segment operating revenues by service, see Note 5 to the Consolidated Financial Statements, "Revenue."
Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 66% of the volume coming from underground storage for 2021. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2024.

DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2021 are listed below.

	Availability (MDth/d)	Contract Expiration
Vector Pipeline L.P.	20	2022
Great Lakes Gas Transmission L.P.	30	2024
Viking Gas Transmission Company	21	2027
ANR Pipeline Company	129	2028
Panhandle Eastern Pipeline Company	125	2029
NEXUS Pipeline	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 20,000 miles of distribution mains, approximately 1,304,000 service pipelines, and approximately 1,305,000 active meters. DTE Gas also owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
DTE Gas leases a portion of its pipeline system through a finance lease arrangement. See Note 17 to the Consolidated Financial Statements, "Leases."
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
See Notes 9 and 18 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies."
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
DTE Energy is also committed to a goal of net zero carbon emissions by 2050 for its gas utility, for both internal operations and from suppliers. To achieve net zero, DTE Gas is working to source gas with lower methane intensity, reduce emissions through its main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy is also committed to helping DTE Gas customers reduce their emissions by 35% by 2050 by increasing energy efficiency, pursuing advanced technologies such as hydrogen, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.

DTE VANTAGE
Description
DTE Vantage is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and gas from renewable energy projects. This business segment provides services using project assets usually located on or near the customers' premises in the steel, automotive, pulp and paper, airport, chemical, and other industries as follows:
Renewable Energy
•Renewable Gas Recovery — DTE Vantage has ownership interests in, and operates, twenty-two gas recovery sites in eight states. The sites recover methane from landfills and agricultural businesses and convert the gas to generate electricity and replace fossil fuels in industrial and manufacturing operations. Certain sites also refine the methane to produce pipeline-quality gas, which can then be used as vehicle fuel and generate environmental attributes.
•Wholesale Power and Renewables — DTE Vantage holds ownership interests in, and operates, four renewable generating plants with a capacity of 139 MWs. The electric output is sold under long-term power purchase agreements.

Industrial Energy Services
•On-Site Energy — DTE Vantage provides power generation, steam production, chilled water production, wastewater treatment, and compressed air supply to industrial customers. DTE Vantage also provides utility-type services using project assets usually located on or near the customers' premises in the automotive, airport, chemical, and other industries.
•Steel and Petroleum Coke — DTE Vantage produces metallurgical coke from a coke battery with a capacity of 1.0 million tons per year and has an investment in a second coke battery with a capacity of 1.2 million tons per year. DTE Vantage also provided pulverized coal through the end of 2021 and continues to supply metallurgical and petroleum coke to the steel, pulp and paper, and other industries.
Environmental Controls
•Reduced Emissions Fuel — DTE Vantage constructed and placed in service REF facilities at ten sites, including facilities located at seven third-party owned coal-fired power plants. DTE Energy sold membership interests in seven of the facilities and entered into lease arrangements in two of the facilities. The facilities blended a proprietary additive with coal used in coal-fired power plants, resulting in reduced emissions of nitrogen oxide and mercury. Qualifying facilities were eligible to generate tax credits for ten years upon achieving certain criteria and ceased operations at the end of 2021 given no further eligibility. The value of a tax credit is adjusted annually by an inflation factor published by the IRS. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds.
Properties and Other
The following are significant properties owned by DTE Vantage as of December 31, 2021:

Business Areas	Location	Service Type
Renewable Energy
Renewable Gas Recovery	AZ, CA, MI, NC, OH, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Wholesale Power and Renewables	CA and MN	Electric Generation
Industrial Energy Services
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Casino and Gaming	NJ	Electricity, Steam, and Chilled Water
Steel and Petroleum Coke
Pulverized Coal Operations(a)	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
Environmental Controls(a)	MI, OH, IL, TX, and WI	REF Supply
_______________________________________
(a)Ceased operations as of December 31, 2021.

	2021	2020	2019
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$58	$55	$72
Wholesale Power and Renewables	8	9	8
Renewable Gas Recovery	2	2	3
	$68	$66	$83

Regulation
Certain electric generating facilities within DTE Vantage have market-based rate authority from the FERC to sell power. The facilities are subject to FERC reporting requirements and market behavior rules. Certain projects of DTE Vantage are also subject to the applicable laws, rules, and regulations related to the EPA, U.S. Department of Homeland Security, DOE, CARB, and various state utility commissions.
Strategy and Competition
DTE Vantage will continue leveraging its energy-related operating experience and project management capability to develop and grow its renewable energy and on-site energy businesses. DTE Vantage will also continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for DTE Vantage's existing disparate businesses who provide similar products and services. DTE Vantage's operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of DTE Vantage.
DTE Vantage anticipates building around its core strengths in the markets where it operates. In determining the markets in which to compete, DTE Vantage examines closely the regulatory and competitive environment, new and pending legislation, the number of competitors, and its ability to achieve sustainable margins. DTE Vantage plans to maximize the effectiveness of its related businesses as it expands.
DTE Vantage intends to focus on the following areas for growth:
•Acquiring and developing renewable energy projects and other energy projects
•Providing energy and utility-type services to commercial and industrial customers
•Exploring decarbonization opportunities related to carbon capture and storage projects

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

	DTE Electric	DTE Gas	Total
	(In millions)
Water	$10	$—	$10
Contaminated and other sites	12	14	26
Coal combustion residuals and effluent limitations guidelines	417	—	417
Estimated total future expenditures through 2026	$439	$14	$453
Estimated 2022 expenditures	$81	$8	$89
Estimated 2023 expenditures	$65	$3	$68
For additional information regarding environmental matters, refer to Notes 8, 9, and 18 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
HUMAN CAPITAL MANAGEMENT
DTE Energy and its subsidiaries had approximately 10,300 employees as of December 31, 2021, of which approximately 5,200 were represented by unions. DTE Electric had approximately 4,700 employees as of December 31, 2021, of which approximately 2,700 were represented by unions. The workforce is comprised almost entirely of full-time employees.
DTE Energy and utilities across the country are managing the turnover of our workforce due to a significant number of retirements expected in the next ten years - a period that will be impacted by major transformation of our business through technology investments, changes to our electric generation portfolio, and upgrades to our distribution infrastructure.

Amidst this challenge, DTE Energy is building a culture of highly engaged employees with skills and expertise in science, technology, engineering, math, analytics, and skilled trades, which are in high demand and critical to our industry. To attract and retain the best talent, DTE Energy promotes the engagement of its employees through diversity, equity, and inclusion; health, safety, and well-being; and compensation and benefits.
DTE Energy also provides continuous learning to optimize employee performance and engagement. DTE Energy provides tuition reimbursement and an internal learning platform that includes free instructor-led and online courses, learning-focused events with expert guest speakers, and a comprehensive development program for new front-line leaders. DTE Energy also has a Talent Planning Committee that oversees talent and succession planning. These efforts have been critical in supporting employees transitioning to new roles as coal-fired plants are retired and replaced with new, cleaner generation.
Diversity, Equity, and Inclusion (DEI)
DTE Energy is committed to building a diverse, empowered, and engaged team that delivers safe, reliable service and energy to our customers. A diverse workforce and inclusive culture contribute to DTE Energy's success and sustainability by driving innovation and creating trusted relationships with employees, customers, suppliers, and community partners. By tapping into the talent, unique perspectives, and cultural and life experiences of every employee, DTE Energy can ensure its continued success.
As of December 31, 2021, DTE Energy’s workforce was comprised of 28% women and 29% minorities. DTE Energy measures DEI performance by its workforce representation of women, minorities, veterans, and employees with disabilities, as well as the following:
•Diversity of candidates, hires, high potential talent, and leadership promotions
•Employee engagement, including specific elements that measure a culture of inclusion
•Number of DEI related communications and events
•Supplier diversity spend
•Rankings and scores from DEI benchmarking surveys
•Formal training programs, including unconscious bias training for employees and leaders
Health, Safety, and Well-being
The health, safety, and well-being of people is DTE Energy's top priority - for employees, contractors, customers, and everyone in the communities that DTE Energy serves. DTE Energy's health, safety, and well-being culture is maintained and strengthened with the help of multiple safety and well-being committees spanning all levels of the company. Members include union representatives, DTE Energy executives, office workers, and field employees.
Safety
All workplace injuries and incidents that could have caused an injury are documented and thoroughly reviewed for potential preventive measures. DTE Energy directs its employees to be responsible for their own safety and the safety of everyone around them. DTE Energy also administers regular safety training. Hazardous work is identified and categorized according to risk and training is provided to mitigate risk of any serious injuries.
DTE Energy monitors its safety performance by reviewing the rate of safety incidents, as defined by the Office of Safety and Health Administration ("OSHA rate"), and the rate of Days Away, Restricted, or Transferred ("DART").
COVID-19 Response
During the first quarter 2020, the COVID-19 pandemic began impacting Michigan and the other service territories throughout the United States in which DTE Energy operates. DTE Energy took quick action to ensure the safety and well-being of its employees. DTE Energy successfully implemented work from home for over half of its employees and extensive new safety procedures to ensure plant and employee safety, including the use of personal protective equipment, contact tracing, and cleaning of facilities. To further support employees during the pandemic, DTE Energy enhanced communications around its employee assistance programs, established an occupational health call center, and provided clinical case management for cases related to COVID-19.

DTE Energy continues to actively monitor risks related to COVID-19 and proper application of our safety protocols. DTE Energy is also committed to providing consistent, transparent communication to employees around safe practices, quarantine, monitoring and testing protocols, vaccine availability, and plans for safely returning to office work.
Culture of Health and Well-being
DTE Energy aspires to become the healthiest and most supportive organization of well-being. DTE Energy is focused on supporting employees holistically, including physical health, emotional well-being, social connectivity, and financial security. Resources are provided to promote and support healthier lifestyles, including an on-site clinic, fitness centers, on-site and virtual well-being classes, and a team of well-being coordinators, registered dieticians and athletic trainers. DTE Energy offers a Healthy Living Program to complete both an annual physical with biometric screenings and a Health Risk Assessment to ensure employees have a relationship with a trusted physician and early detection of health conditions. Additionally, DTE Energy offers extensive well-being education and disease management programs.
DTE Energy monitors health and well-being performance across various metrics including an Employer Health Opportunity Assessment, completion of required well-being trainings, and measurement of collective health of the DTE family including medical trends and spend.
Compensation and Benefits
DTE Energy is committed to offering compensation that is competitive, market driven, and internally equitable. Approximately half of DTE Energy's employees are represented by labor unions through which pay is uniformly determined through collectively bargained agreements. For non-represented employees, DTE Energy's human resources professionals establish pay ranges for each job classification and work with hiring leaders to make competitive offers within the range to candidates based on objective factors like years of experience and strength of skills relevant to the job. Annually, DTE Energy conducts a review of compensation practices as part of its affirmative action program and makes adjustments as needed to ensure that pay is fair and equitable.
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
•Long-term incentive plans allow DTE Energy to grant individuals long-term equity incentives to encourage continued employment with DTE Energy, to accomplish pre-defined long-term performance objectives, and to create shareholder alignment. Metrics generally include total shareholder return relative to industry peers, utility return on equity, and balance sheet health.

For additional information on the metrics above, please see the "Annual and Long-term Incentives" section of DTE Energy's Proxy Statement.
Additionally, refer to DTE Energy’s 2021 Environmental, Social, Governance and Sustainability report for further information on metrics tracked for DEI, health and safety, and other components of DTE Energy’s human capital management, as well as the annual Culture of Health and Well-being report. These reports are available through the Environmental, Social, and Governance section of the Investor Relations page on DTE Energy’s website (www.dteenergy.com), and shall not be deemed incorporated by reference into this Form 10-K.

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
Regulatory, Legislative, and Legal Risks
The Registrants are subject to rate regulation. Electric and gas rates for the utilities are set by the MPSC and the FERC and cannot be changed without regulatory authorization. The Registrants may be negatively impacted by new regulations or interpretations by the MPSC, the FERC, or other regulatory bodies. The Registrants' ability to recover costs may be impacted by the time lag between the incurring of costs and the recovery of the costs in customers' rates. Regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under current governing laws and regulations. Regulators may also disagree with the Registrants' rate calculations under the various mechanisms that are intended to mitigate the risk to their utilities related to certain aspects of the business. If the Registrants cannot agree with regulators on an appropriate reconciliation of those mechanisms, it may impact the Registrants' ability to recover certain costs through customer rates. Regulators may also decide to eliminate these mechanisms in future rate cases, which may make it more difficult for the Registrants to recover their costs in the rates charged to customers. The Registrants cannot predict what rates the MPSC will authorize in future rate cases. New legislation, regulations, or interpretations could change how the business operates, impact the Registrants' ability to recover costs through rates or the timing of such recovery, or require the Registrants to incur additional expenses.
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

The Registrants may also incur liabilities as a result of potential future requirements to address climate change issues. Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce GHGs such as carbon dioxide, a by-product of burning fossil fuels. If increased regulations of GHG emissions are implemented, or if existing deadlines for these regulations are accelerated, the operations of DTE Electric's fossil-fueled generation assets may be significantly impacted. Since there can be no assurances that environmental costs may be recovered through the regulatory process, the Registrants' financial performance may be negatively impacted as a result of environmental matters.
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
Construction and capital improvements to the Registrants' power facilities and DTE Energy's distribution systems subject them to risk. The Registrants are managing ongoing, and planning future, significant construction and capital improvement projects at the Registrants' multiple power generation and distribution facilities and at DTE Energy's gas distribution system. Many factors that could cause delays or increased prices for these complex projects are beyond the Registrants' control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies), construction disputes, impediments to acquiring rights-of-way or land rights on a timely basis and on acceptable terms, cost overruns, and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect the Registrants' financial performance, operations, or expected investment returns at the affected facilities, businesses and development projects.

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
The price of energy also impacts the market for DTE Energy's non-utility businesses, particularly those that compete with utilities and alternative electric suppliers. The price of environmental attributes generated by DTE Energy's renewable natural gas investments, including those related to the federal Renewable Fuel Standard and California's Low Carbon Fuel Standard, may also impact the market and financial results for DTE Energy's non-utility businesses.
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
Weather, including extreme weather caused by climate change, significantly affects operations. At both utilities, deviations from normal hot and cold weather conditions affect the Registrants' earnings and cash flows. Mild temperatures can result in decreased utilization of the Registrants' assets, lowering income and cash flows. At DTE Electric, ice storms, floods, tornadoes, or high winds can damage the electric distribution system infrastructure and power generation facilities and require it to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process. Prolonged and/or more frequent outages caused by extreme weather could also negatively impact DTE Energy's reputation and customer satisfaction or result in increased regulatory oversight, and related damages to customer assets could subject DTE Energy to litigation. DTE Gas can also experience higher than anticipated expenses from emergency repairs on its gas distribution infrastructure required as a result of weather-related issues.
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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 5,200 and DTE Electric's approximately 2,700 represented employees. The majority of represented employees are under contracts that expire in 2027. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.

DTE Energy may not achieve the net zero carbon emissions goals of its electric and gas utilities. DTE Energy has announced the voluntary commitments of its electric and gas utilities to achieve net zero carbon emissions by 2050. Technology research and developments, innovations, and advancements are critical to DTE Energy's ability to achieve this commitment. Other factors that may impact DTE Energy's ability to achieve these net zero goals include our service territory size and capacity needs remaining in line with current expectations, the impacts on our business of future regulations or legislation, the price and availability of carbon offsets, adoption of alternative energy products by the public such as greater use of electric vehicles, greater standardization of emissions reporting, and our ability over time to transition our electric generating portfolio. DTE Energy's net zero goals require making assumptions that involve risks and uncertainties. Should one or more of these underlying assumptions prove incorrect, our actual results and ability to achieve net zero emissions by 2050 could differ materially from expectations. In addition, DTE Energy cannot predict the ultimate impact of achieving this objective, or the various implementation aspects on its reliability or its results of operations, financial condition, or liquidity.
Financial, Economic, and Market Risks
DTE Energy's non-utility businesses may not perform to its expectations. DTE Energy relies on non-utility businesses for a portion of earnings and will depend on the successful execution of new business development in its non-utilities to help achieve overall growth targets. DTE Energy also expects that the loss of earnings from ceasing the operations of its REF non-utility business will be offset by growth in renewable energy and industrial services projects over the long term; however, such opportunities may not materialize as anticipated. If DTE Energy's current and contemplated non-utility investments do not perform at expected levels, DTE Energy could experience diminished earnings and a corresponding decline in shareholder value.
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
The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the Registrants' ability, as well as the ability of their subsidiaries, to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2024 and 2025, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.

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

Information security risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyberattacks, and data security breaches. The Registrants' industry requires the continued operation of sophisticated information and control technology systems and network infrastructure. All of the Registrants' technology systems are vulnerable to disability or failures due to cyber incidents, physical security threats, acts of war or terrorism, and other causes, as well as loss of operational control of the Registrants' electric generation and distribution assets and, DTE Energy's gas distribution assets. The Registrants have experienced, and expect to continue to be subject to, cybersecurity threats and incidents. If the Registrants' information technology systems were to fail and they were unable to recover in a timely way, the Registrants may be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants' business, operating results, and financial condition.
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
In addition, the Registrants' generation plants and electrical distribution facilities may be targets of physical security threats or terrorist activities that could disrupt the Registrants' ability to produce or distribute some portion of their products. The Registrants have increased security as a result of past events and may be required by regulators or by the future threat environment to make investments in security that the Registrants cannot currently predict.
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
General and Other Risks
The COVID-19 pandemic and resulting impact on business and economic conditions could negatively affect the Registrants' businesses and operations. The COVID-19 pandemic is currently impacting countries, communities, supply chains and markets. The continued spread of COVID-19 and efforts to contain the virus, such as quarantines, closures, or reduced operations of businesses, governmental agencies and other institutions, have resulted in disruptions in various public, commercial, and industrial activities and have caused employee absences which interfered with certain operation and maintenance of the Registrants' facilities. Travel bans and restrictions, quarantines, and shelter in place orders could also cause us to experience operational delays, delay the delivery of critical infrastructure and other supplies we source globally, or delay the connection of electric or gas service to new customers, and have reduced the use of electricity and gas by certain customers in the commercial and industrial segments. Any of the foregoing circumstances could adversely affect customer demand or revenues, impact the ability of the Registrants' suppliers, vendors or contractors to perform, or cause other unpredictable events, which could adversely affect the Registrants' businesses, results of operations or financial condition. The continued spread of COVID-19 has also led to disruption and volatility in the financial markets, which could increase the Registrants' costs to fund capital requirements and impact the operating results of our energy trading operations. To the extent that the Registrants' access to the capital markets is adversely affected by COVID-19, the Registrants may need to consider alternative sources of funding for our operations and for working capital, any of which could increase the Registrants' cost of capital. The extent to which COVID-19 may continue to impact the Registrants' liquidity, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and its related variants, vaccine distribution and public acceptance, and other actions taken to contain it or treat its impact, and the extent to which normal economic and operating conditions can resume, among others. Our business continuity plans and insurance coverage may be insufficient to mitigate these adverse impacts to our business.
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
The spin-off of DT Midstream (the "Spin-off") may not achieve its intended benefits and may present additional risk to DTE Energy. As a result of the Spin-off, DTE Energy faces new and unique risks, including having fewer assets, reduced financial resources and less diversification of revenue sources. The Spin-off may not achieve some or all of its anticipated benefits and we face risks providing DT Midstream with transition services. Each of these factors may adversely impact DTE Energy's financial condition, results of operations, and cash flows.
In connection with the Spin-off, DTE received a legal opinion that the distribution of shares of DT Midstream to DTE Energy shareholders qualifies as tax-free under Section 355 of the U.S. Internal Revenue Code. However, if the IRS determined on audit that the distribution is taxable, both DTE Energy and our shareholders could incur significant U.S. federal income tax liabilities.
Following the Spin-off, the management and directors of each of DTE Energy and DT Midstream own common stock in both companies, and Robert Skaggs, Jr., who is DT Midstream's Executive Chairman, also serves on DTE Energy's Board and may be required to recuse himself from deliberations relating to arrangements between DTE Energy and DT Midstream in the future. This ownership and directorship overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other company. Potential conflicts of interest may also arise out of commercial arrangements that DTE Energy and DT Midstream have or may enter into in the future.

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For more information on legal proceedings and matters related to the Registrants, see Notes 9 and 18 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.
For environmental proceedings in which the government is a party, the Registrants include disclosures if any sanctions of $1 million or greater are expected.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DTE Energy common stock is listed under the ticker symbol "DTE" on the New York Stock Exchange, which is the principal market for such stock.
At December 31, 2021, there were 193,747,509 shares of DTE Energy common stock outstanding. These shares were held by a total of 45,230 shareholders of record.
All of the 138,632,324 issued and outstanding shares of DTE Electric common stock, par value $10 per share, are indirectly-owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for DTE Electric's common stock.
For information on DTE Energy dividend restrictions, see Note 16 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings."
All of DTE Energy's equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. For additional detail, see Note 21 to the Consolidated Financial Statements, "Stock-Based Compensation."
See the following table for information as of December 31, 2021:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	—	$—	4,221,599
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2021:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2021 — 10/31/2021	1,028	$108.95	—	—	—
11/01/2021 — 11/30/2021	2,653	$105.32	—	—	—
12/01/2021 — 12/31/2021	505	$115.23	—	—	—
Total	4,186		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2017	2018	2019	2020	2021
DTE Energy Company	14.59	4.19	21.36	(2.90)	19.42
S&P 500 Index	21.82	(4.39)	31.48	18.39	28.68
S&P 500 Multi-Utilities Index	12.09	1.77	24.36	(5.87)	17.67

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2016	2017	2018	2019	2020	2021
DTE Energy Company	100.00	114.59	119.39	144.90	140.69	168.01
S&P 500 Index	100.00	121.82	116.47	153.14	181.29	233.29
S&P 500 Multi-Utilities Index	100.00	112.09	114.07	141.86	133.53	157.13

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
DTE Energy Company
S&P 500 Index
S&P 500 Multi-Utilities Index

Item 6. Selected Financial Data
Information is no longer required as the Registrants have adopted the SEC amendment to Regulation S-K to eliminate Item 301, Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2021 Operating Revenues of approximately $15.0 billion and Total Assets of approximately $39.7 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates two energy-related non-utility segments with operations throughout the United States.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company — Continuing operations	$796	$1,054	$955
Diluted Earnings per Common Share — Continuing operations	$4.10	$5.45	$5.15
The decrease in 2021 Net Income Attributable to DTE Energy Company was primarily due to lower earnings in the Corporate and Other segment, driven primarily by losses on the extinguishment of debt incurred in 2021. The decrease was also due to lower earnings in the Energy Trading segment, partially offset by higher earnings in the Electric, Gas, and DTE Vantage segments. The increase in 2020 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric and Corporate and Other segments, partially offset by lower earnings in the Energy Trading segment.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings growth with a strong balance sheet and an attractive dividend.
DTE Energy's utilities are investing capital to support a modern, reliable grid and cleaner, affordable energy through investments in base infrastructure and new generation. An increasing amount of high wind and other extreme weather events driven by climate change, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term.
DTE Energy is committed to reducing the carbon emissions of its electric utility operations by 32% by 2023, 50% by 2028, and 80% by 2040 from 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations. To achieve the carbon reduction goals at the electric utility, DTE Energy has begun to transition away from coal-powered sources and is replacing or offsetting the generation from these facilities with renewable energy and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is also monitoring the viability of emerging technologies involving energy storage, carbon capture and sequestration, alternative fuels such as hydrogen, and advanced nuclear power.

For gas utility operations, DTE Energy aims to cut carbon emissions across the entire value chain. To achieve net zero emissions by 2050 for both internal operations and from suppliers, DTE Energy is working to source gas with lower methane intensity, reduce emissions through its gas main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy is also committed to helping DTE Gas customers reduce their emissions by 35% by 2050 by increasing energy efficiency, pursuing advanced technologies such as hydrogen, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.
DTE Energy expects that these initiatives at the electric and gas utilities will continue to provide significant opportunities for capital investments and result in earnings growth. DTE Energy is focused on executing its plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. DTE Energy's utilities operate in a constructive regulatory environment and have solid relationships with their regulators.
DTE Energy also has significant investments in non-utility businesses and expects growth opportunities in its DTE Vantage segment. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile.
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
CAPITAL INVESTMENTS
DTE Energy's utility businesses require significant capital investments to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements. Capital plans may be regularly updated as these requirements change.
DTE Electric's capital investments over the 2022-2026 period are estimated at $15 billion, comprised of $8 billion for distribution infrastructure, $4 billion for base infrastructure, and $3 billion for cleaner generation including renewables. DTE Electric has retired six coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining eleven coal-fired generating units, including five units at Trenton Channel and St. Clair in 2022. The two units at the Belle River facility will cease the use of coal by 2028 and will be evaluated for conversion to cleaner energy resources. The four units at the Monroe facility are expected to be retired by 2040. Generation from the retired facilities will be replaced or offset with a combination of renewables, energy waste reduction, demand response, and natural gas fueled generation, including the Blue Water Energy Center which will commence operations in 2022.
DTE Gas' capital investments over the 2022-2026 period are estimated at $3.1 billion, comprised of $1.5 billion for base infrastructure and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1 billion to $1.5 billion from 2022-2026 for renewable energy and industrial energy services projects.
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulations, including those to address climate change. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. The Registrants expect to continue recovering environmental costs related to utility operations through rates charged to customers, as authorized by the MPSC.

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
See Items 1. and 2. Business and Properties and Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of Environmental Matters.
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
•new electric generation and decarbonization;
•gas distribution system renewal;
•rate competitiveness and affordability;
•regulatory stability and investment recovery for the electric and gas utilities;
•strategic investments in growth projects at DTE Vantage;
•employee engagement, health, safety and well-being, and diversity, equity, and inclusion;
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
As noted in Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," the pandemic has contributed to a shift in electric sales volumes from commercial and industrial customers to residential customers. DTE Energy expects this shift to continue in the near term as businesses maintain more remote operations. Other impacts from COVID-19 have related primarily to health and safety-related costs at the utilities and volumes at certain non-utility businesses, but these impacts have not been significant in 2021.
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

	2021	2020	2019
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$864	$777	$714
Gas	214	186	185
DTE Vantage	168	134	133
Energy Trading	(83)	36	49
Corporate and Other	(367)	(79)	(126)
Income From Continuing Operations Attributable to DTE Energy Company	796	1,054	955
Discontinued Operations	111	314	214
Net Income Attributable to DTE Energy Company	$907	$1,368	$1,169

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	2021	2020	2019
	(In millions)
Operating Revenues — Utility operations	$5,809	$5,506	$5,224
Fuel and purchased power — utility	1,531	1,386	1,387
Utility Margin	4,278	4,120	3,837
Operating Revenues — Non-utility operations	12	14	5
Operation and maintenance	1,556	1,489	1,434
Depreciation and amortization	1,122	1,057	949
Taxes other than income	321	297	311
Asset (gains) losses and impairments, net	1	41	13
Operating Income	1,290	1,250	1,135
Other (Income) and Deductions	322	365	284
Income Tax Expense	104	108	137
Net Income Attributable to DTE Energy Company	$864	$777	$714
See DTE Electric's Consolidated Statements of Operations in Item 8 of this Report for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to non-utility operations at DTE Sustainable Generation and the classification of certain benefit costs. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.
Utility Margin increased $158 million in 2021 and $283 million in 2020. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2021	2020
	(In millions)
Implementation of new rates	$71	$215
Regulatory mechanism — EWR	61	18
Regulatory mechanism — RPS	57	19
Weather	14	8
Base sales / rate mix	13	52
Regulatory mechanism — TRM	6	(12)
Voluntary refunds(a)	(60)	(30)
Other regulatory mechanisms and other	(4)	13
Increase in Utility Margin	$158	$283
______________________________
(a)Variances reflect the $90 million voluntary refund recognized in 2021 for the incremental tree trim surge and the $30 million COVID-19 voluntary refund recognized in 2020. Refer to Note 9 to the Consolidated Financial Statements, "Regulatory Matters," for additional information regarding these refunds and the related regulatory liabilities.

	2021	2020	2019
	(In thousands of MWh)
DTE Electric Sales
Residential	16,386	16,315	15,066
Commercial	16,393	15,648	16,955
Industrial	8,487	8,446	9,826
Other	216	220	226
	41,482	40,629	42,073
Interconnection sales(a)	4,263	1,808	3,046
Total DTE Electric Sales	45,745	42,437	45,119

DTE Electric Deliveries
Retail and wholesale	41,482	40,629	42,073
Electric retail access, including self-generators(b)	4,357	3,746	4,550
Total DTE Electric Sales and Deliveries	45,839	44,375	46,623
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric sales volumes increased in 2021, primarily attributable to commercial customers which were impacted more significantly in 2020 by the COVID-19 pandemic and temporary shut-downs of certain commercial operations.
Operating Revenues — Non-utility operations decreased $2 million in 2021 and increased $9 million in 2020. The decrease in 2021 was primarily due to lower sales volumes at DTE Sustainable Generation. The increase in 2020 was due to renewable energy projects acquired in January 2020.
Operation and maintenance expense increased $67 million in 2021 and $55 million in 2020. The increase in 2021 was primarily due to higher EWR expense of $45 million, higher distribution operations expense of $42 million (primarily due to higher storm costs), higher corporate support costs of $21 million, higher legal and environmental expense of $15 million, and higher benefits expense of $13 million. These increases were partially offset by lower COVID-19 related expenses of $43 million, lower uncollectible expense of $26 million, and lower plant generation expense of $4 million.
The increase in 2020 was primarily due to COVID-19 related expenses of $50 million, higher benefits expense of $15 million, higher EWR expense of $11 million, higher RPS expenses of $9 million, and an $11 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system. These increases were partially offset by lower plant generation expense of $25 million and lower distribution operations expense of $12 million.
Depreciation and amortization expense increased $65 million in 2021 and $108 million in 2020. In 2021, the increase was primarily due to a $64 million increase resulting from a higher depreciable base. In 2020, the increase was primarily due to a $108 million increase resulting from a higher depreciable base and change in depreciation rates effective May 2019 and a $10 million increase resulting from new non-utility assets at DTE Sustainable Generation, partially offset by a decrease of $11 million associated with the TRM.
Taxes other than income increased $24 million in 2021 and decreased $14 million in 2020. In 2021, the increase was primarily due to higher property taxes of $22 million as a result of an increase in tax base and a favorable property tax settlement in 2020. In 2020, the decrease was primarily due to lower property taxes of $9 million as a result of a property tax settlement, partially offset by an increase in tax base. The decrease in 2020 was also due to lower payroll taxes of $3 million, which was primarily attributable to employee retention credits recognized pursuant to the CARES Act.
Asset (gains) losses and impairments, net decreased $40 million in 2021 and increased $28 million in 2020. The decrease in 2021 was primarily due to lower activity in the current year compared to a $41 million write-off of capital expenditures related to incentive compensation in 2020. The increase in 2020 was primarily due to the $41 million write-off of capital expenditures, which were disallowed in the May 8, 2020 rate order from the MPSC, compared to losses of $13 million in 2019.

Other (Income) and Deductions decreased $43 million in 2021 and increased $81 million in 2020. The decrease in 2021 was primarily due to lower contributions to the DTE Energy Foundation and other not-for-profit organizations of $28 million, a change in rabbi trust investment earnings (net gain of $7 million in 2021 compared to a net loss of $3 million in 2020), and lower non-operating retirement benefits expense of $4 million. The increase in 2020 was primarily due to a change in rabbi trust investment earnings (net loss of $3 million in 2020 compared to a gain of $37 million in 2019), $30 million of contributions to the DTE Energy Foundation and other not-for-profit organizations, and $22 million of higher interest expense. These increases were partially offset by a 2019 accrual of $6 million associated with an environmental-related settlement.
Income Tax Expense decreased $4 million in 2021 and $29 million in 2020. The decrease in both 2021 and 2020 was primarily due to higher amortization of the TCJA regulatory liability and higher production tax credits, partially offset by higher earnings.
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
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization financing of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requested recovery of these qualifying costs from DTE Electric's customers. A final MPSC financing order was issued on June 23, 2021 authorizing DTE Electric to proceed with the issuance of securitization bonds for qualified costs of up to $236 million, increased for the inclusion of deferred taxes. The financing order further authorized customer charges for the timely recovery of the debt service costs on the securitization bonds and other ongoing qualified costs. Securitization financing is expected to occur in March 2022.
DTE Electric filed a rate case with the MPSC on January 21, 2022 requesting an increase in base rates of $388 million based on a projected twelve-month period ending October 31, 2023. The requested increase in base rates is primarily due to an increase in net plant resulting from generation and distribution investments, as well as related increases to depreciation and property tax expenses. The rate filing also requests an increase in return on equity from 9.9% to 10.25% and includes projected changes in sales. A final MPSC order in this case is expected in November 2022. Refer to Note 9 to the Consolidated Financial Statements, "Regulatory Matters", for additional information.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	2021	2020	2019
	(In millions)
Operating Revenues — Utility operations	$1,553	$1,414	$1,482
Cost of gas — utility	422	356	427
Utility Margin	1,131	1,058	1,055
Operation and maintenance	521	496	515
Depreciation and amortization	177	157	144
Taxes other than income	93	84	80
Asset (gains) losses and impairments, net	4	14	—
Operating Income	336	307	316
Other (Income) and Deductions	84	73	69
Income Tax Expense	38	48	62
Net Income Attributable to DTE Energy Company	$214	$186	$185
Utility Margin increased $73 million in 2021 and $3 million in 2020. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	2021	2020
	(In millions)
Implementation of new rates	$75	$32
Home protection program	6	4
Regulatory mechanism — EWR	3	9
TCJA rate reduction liability	—	(9)
Weather	(7)	(46)
Infrastructure recovery mechanism	(15)	17
Other regulatory mechanisms and other	11	(4)
Increase in Utility Margin	$73	$3

	2021	2020	2019
	(In Bcf)
Gas Markets
Gas sales	128	126	139
End-user transportation	165	180	185
	293	306	324
Intermediate transportation	488	477	497
Total Gas sales	781	783	821
The change in sales in 2021 was primarily due to a decrease in End-user transportation volumes, including lower generation needs at certain industrial customers. The decrease in sales in 2020 was primarily due to more unfavorable weather compared to 2019. Intermediate transportation volumes fluctuate period to period based on available market opportunities.
Operation and maintenance expense increased $25 million in 2021 and decreased $19 million in 2020. The increase in 2021 was primarily due to higher gas operations expense of $41 million, partially offset by lower uncollectible expense of $15 million. The decrease in 2020 was primarily due to lower gas operations expense of $36 million, partially offset by higher EWR expense of $7 million, higher corporate overhead costs of $3 million, and a $6 million adjustment in 2019 to defer expenses previously accrued for a new customer billing system.
Depreciation and amortization expense increased $20 million in 2021 and $13 million in 2020. The increase in both periods was primarily due to a higher depreciable base and change in depreciation rates effective October 2020.
Taxes other than income increased $9 million in 2021 and $4 million in 2020. The 2021 increase was primarily due to higher property taxes of $6 million and employee retention credits of $3 million recognized in 2020 pursuant to the CARES Act. The 2020 increase was primarily due to higher property taxes of $8 million, partially offset by the employee retention credits of $3 million.
Asset (gains) losses and impairments, net decreased $10 million in 2021 and increased $14 million in 2020. The decrease in 2021 was due to lower activity in the current year, including $4 million of capital write-offs, compared to a $14 million write-off of capital expenditures related to incentive compensation in 2020. The increase in 2020 was primarily due to the $14 million write-off of capital expenditures, which were disallowed in the July 17, 2020 rate case settlement.
Other (Income) and Deductions increased $11 million in 2021 and $4 million in 2020. The increase in 2021 was primarily due to contributions to the DTE Energy Foundation and other not-for-profit organizations. The increase in 2020 was primarily due to lower investment earnings of $2 million and higher interest expense of $2 million.
Income Tax Expense decreased $10 million in 2021 and $14 million in 2020. The decrease in 2021 was primarily due to higher amortization of the TCJA regulatory liability, partially offset by higher earnings. The decrease in 2020 was primarily due to higher amortization of the TCJA regulatory liability and lower earnings.

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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. DTE Vantage results and outlook are discussed below:

	2021	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$1,482	$1,224	$1,560
Fuel, purchased power, and gas — non-utility	1,086	901	1,220
Non-utility Margin	396	323	340
Operation and maintenance	301	294	328
Depreciation and amortization	71	72	69
Taxes other than income	11	10	11
Asset (gains) losses and impairments, net	28	(18)	1
Operating Loss	(15)	(35)	(69)
Other (Income) and Deductions	(142)	(120)	(126)
Income Taxes
Expense	37	26	20
Production Tax Credits	(68)	(66)	(83)
	(31)	(40)	(63)
Net Income	158	125	120
Less: Net Loss Attributable to Noncontrolling Interests	(10)	(9)	(13)
Net Income Attributable to DTE Energy Company	$168	$134	$133
Operating Revenues — Non-utility operations increased $258 million in 2021 and decreased $336 million in 2020. The changes are due to the following:

2021
(In millions)
Higher production partially offset by the sale of membership interests in the REF business	$175
Higher demand partially offset by lower prices in the Steel business	104
New projects in the Renewables business	42
Recognition of revenues from termination of a contract in the Steel business	17
Higher volumes partially offset by a terminated contract in the On-site business	15
Closed projects in the Renewables business	(7)
Site closures in the REF business	(88)
$258

2020
(In millions)
Sale of membership interests and project terminations in the REF business	$(234)
Lower demand in the Steel business	(142)
Expired contract in the Renewables business	(21)
New projects and higher production in the Renewables business	30
New projects in the On-site business	31
$(336)
Non-utility Margin increased $73 million in 2021 and decreased $17 million in 2020. The changes are due to the following:

2021
(In millions)
New projects in the Renewables business	$42
Higher demand partially offset by lower prices in the Steel business	18
Recognition of revenues from termination of a contract in the Steel business	17
Closed projects in the Renewables business	(6)
Other	2
$73

2020
(In millions)
Lower demand in the Steel business	$(50)
Expired contracts in the Renewables business	(18)
New projects in the On-site business	22
New projects and higher production in the Renewables business	27
Other	2
$(17)
Operation and maintenance expense increased $7 million in 2021 and decreased $34 million in 2020. The 2021 increase was primarily due to higher production and new projects, partially offset by closed projects. The 2020 decrease was primarily due to $46 million of lower maintenance spending associated with lower production and terminated contracts, partially offset by $12 million of costs associated with new projects.
Asset (gains) losses and impairments, net changed by $46 million in 2021 from the net gain of $18 million in 2020, and changed by $19 million in 2020 from the net loss of $1 million in 2019. The change in 2021 was primarily due to an asset impairment of $27 million recorded in the Steel business for the closure of a pulverized coal facility and $17 million of activity in 2020. Refer to Note 4 to the Consolidated Financial Statements, "Dispositions and Impairments," for additional information regarding the $27 million asset impairment.
The change in 2020 was primarily due to to $11 million in the Steel business for an asset sale and write-off of environmental liabilities upon completing site remediation, $4 million for the sale of assets in the On-site business, and $2 million for the divestiture of a project in the Renewables business.
Other (Income) and Deductions increased $22 million in 2021 and decreased $6 million in 2020. The 2021 increase was primarily due to a $22 million settlement charge associated with a qualified pension plan in the Steel business recorded in 2020. The 2021 increase also included higher production in the REF business, offset by profit recognized from the sale of membership interests recorded in 2020.
The 2020 decrease was primarily due to the $22 million settlement charge in the Steel business and a change in insurance proceeds in the REF and Renewables businesses ($7 million received in 2019). This decrease was partially offset by $12 million of higher interest income associated with lease transactions in the On-site business and $11 million of profit recognized from the sale of membership interests in the REF business.

Income Taxes — Production Tax Credits increased by $2 million in 2021 and decreased by $17 million in 2020. The increase in 2021 was primarily due to higher production partially offset by the sale of membership interests in the REF business. The decrease in 2020 was primarily due to the sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests increased by $1 million in 2021 and decreased by $4 million in 2020. The 2020 decrease was primarily due to lower production in the REF business.
Outlook — DTE Vantage will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers. Beginning in 2022, DTE Vantage expects decreases in Other Income and Production Tax Credits that will cause a corresponding reduction to Net Income as REF facilities will have ceased operations. Over the long-term, DTE Vantage expects that growth in renewable energy and industrial energy services projects will offset the decreases to Net Income caused by the REF phase-out. DTE Vantage is also exploring decarbonization opportunities relating to carbon capture and storage projects.

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

	2021	2020	2019
	(In millions)
Operating Revenues — Non-utility operations	$6,831	$3,863	$4,610
Purchased power and gas — non-utility	6,825	3,725	4,455
Non-utility Margin	6	138	155
Operation and maintenance	81	77	75
Depreciation and amortization	6	5	6
Taxes other than income	5	4	4
Operating Income (Loss)	(86)	52	70
Other (Income) and Deductions	24	4	4
Income Tax Expense (Benefit)	(27)	12	17
Net Income (Loss) Attributable to DTE Energy Company	$(83)	$36	$49
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility increased in 2021 primarily due to significantly higher gas prices in the gas structured and gas transportation strategies and decreased in 2020 primarily due to lower gas prices, primarily in the gas structured strategy.

Non-utility Margin decreased by $132 million in 2021 and $17 million in 2020. The change in both periods was primarily due to timing from the unrealized and realized margins presented in the following tables:

2021
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas and power trading strategies	$36
Unfavorable results, primarily in gas structured, environmental trading, and gas storage strategies (b)	(215)
(179)
Realized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(c)	126
Unfavorable results, primarily in power ERCOT trading and power full requirements strategies	(79)
47
Decrease in Non-utility Margin	$(132)
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
(b)Amount includes $200 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $20 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

2020
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(b)	$83
Unfavorable results, primarily in environmental and gas trading, and power full requirements strategies	(58)
25
Realized Margins(a)
Favorable results, primarily in power full requirements, environmental trading, and gas transportation strategies	21
Unfavorable results, primarily in gas structured and gas full requirements strategies(c)	(63)
(42)
Decrease in Non-utility Margin	$(17)
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
Operation and maintenance expense increased $4 million in 2021 and $2 million in 2020. The increase in 2021 was primarily due to higher compensation costs.
Other (Income) and Deductions increased $20 million in 2021 primarily due to contributions to the DTE Energy Foundation and other not-for-profit organizations.
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

See also the "Fair Value" section herein and Notes 12 and 13 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The 2021 net loss of $367 million represents an increase of $288 million from the 2020 net loss of $79 million. This increase was primarily due to higher losses on the extinguishment of debt in 2021 following the separation of DT Midstream, which reduced earnings by $294 million, higher net interest expense, and a valuation allowance established in 2021 for certain charitable contribution carryforwards. The higher loss was also due to the carryback of 2018 net operating losses to 2013 pursuant to the CARES Act, which resulted in a $34 million reduction to Income Tax Expense in 2020. The losses in 2021 were partially offset by the remeasurement of state deferred taxes following the separation of DT Midstream, which resulted in an $85 million reduction to Income Tax Expense in 2021.
For additional information regarding the loss on extinguishment of debt, refer to Note 14 to the Consolidated Financial Statements, "Long-term Debt". For additional information regarding the remeasurement of state deferred taxes and valuation allowances, refer to Note 10 to the Consolidated Financial Statements, "Income Taxes".
The 2020 net loss of $79 million represents a decrease of $47 million from the 2019 net loss of $126 million. This decrease was primarily due to the $34 million tax adjustment noted above resulting from the CARES Act. The decrease was also due to higher investment earnings in 2020 and the impairment of an equity method investment in 2019.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2022 will be approximately $2.6 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures, and expenditures for non-utility businesses of approximately $3.7 billion in 2022. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the the Consolidated Statements of Cash Flows.

	2021	2020	2019
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$516	$93	$76
Net cash from operating activities	3,067	3,697	2,649
Net cash used for investing activities	(3,863)	(4,070)	(5,732)
Net cash from financing activities	315	796	3,100
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(481)	423	17
Cash, Cash Equivalents, and Restricted Cash at End of Period	$35	$516	$93
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.

Net cash from operations decreased $630 million in 2021. The reduction was primarily due to a decrease in Deferred income taxes, working capital items, and Net Income, adjusted for the Loss on extinguishment of debt to reconcile Net Income to Net cash from operating activities. The decrease was partially offset by an increase in Depreciation and amortization.
Net cash from operations increased $1.0 billion in 2020. The increase was primarily due to an increase in Net Income, Depreciation and amortization, and cash from tax refunds and working capital items.
The change in working capital items in 2021 was primarily due to a decrease related to Accrued pension liability, Accounts receivable, net, Inventories, Accrued postretirement liability, and Other current and noncurrent assets and liabilities, partially offset by an increase related to Regulatory assets and liabilities, Accounts payable, and Derivative assets and liabilities. The change in working capital items in 2020 was primarily due to an increase related to Accounts receivable, net, Accounts payable, and Other current and noncurrent assets and liabilities, partially offset by a decrease related to Prepaid postretirement benefit costs and Regulatory assets and liabilities.
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
Net cash used for investing activities decreased $207 million in 2021 due primarily to decreases in non-utility plant and equipment expenditures and Acquisitions related to business combinations, net of cash acquired, partially offset by an increase in utility plant and equipment expenditures.
Net cash used for investing activities decreased $1.7 billion in 2020 due primarily to a decrease in Acquisitions related to business combinations, net of cash acquired, primarily driven by DTE Energy's acquisition of midstream natural gas assets in 2019 for net cash of $2.3 billion. The decrease was also due to lower Contributions to equity method investees, partially offset by an increase in Plant and equipment expenditures.
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
Net cash from financing activities decreased $481 million in 2021. The decrease was primarily due to an increase in Redemption of long-term debt, Prepayment costs for redemption of long-term debt, Repurchase of common stock, and Dividends paid on common stock, partially offset by increases in the Issuance of long-term debt, net of issuance costs and Short-term borrowings, net, as well as the Acquisition related deferred payment made in 2020.
Net cash used for financing activities decreased $2.3 billion in 2020. The decrease was primarily due to to the issuance of equity units and common stock associated with the acquisition of midstream natural gas assets in 2019, as well as an increase in cash used for Short-term borrowings, net and the Acquisition related deferred payment in 2020. These decreases were partially offset by higher cash from the Issuance of long-term debt, net of issuance costs and lower Purchases of noncontrolling interest, principally SGG.

Outlook
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Non-utility growth is expected from additional investments in the DTE Vantage segment. DTE Vantage cash flows are expected to temporarily decrease beginning in 2022 as REF facilities will have ceased operations. Growth from new renewable energy investments and industrial energy services projects are expected to offset these decreases over the long-term.
DTE Energy's separation of DT Midstream will also reduce operating cash flows in the near term. However, DTE Energy still expects higher cash flows from operations over the long-term due to the growth of its utilities and other non-utility operations.
DTE Energy's utilities may be impacted by the timing of collection or refund of various recovery and tracking mechanisms as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. DTE Energy continues its efforts to identify opportunities to improve cash flows through working capital initiatives and maintaining flexibility in the timing and extent of long-term capital projects.
To finance the acquisition of midstream natural gas assets in December 2019, DTE Energy issued equity units that will result in the issuance of $1.3 billion of common stock in November 2022. Refer to Note 14 to the Consolidated Financial Statements, "Long-Term Debt," for additional information regarding the equity units. DTE Energy does not anticipate the issuance of any additional equity in 2022. However, at the discretion of management and depending upon economic and financial market conditions, DTE Energy could issue additional equity as part of its financial planning process. If issued, DTE Energy anticipates these discretionary equity issuances to be made through contributions to the dividend reinvestment plan or employee benefit plans.
Over the long-term, DTE Energy does not have any equity commitments other than the 2019 equity units noted above and will continue to evaluate equity needs on an annual basis.
Uses of Cash
DTE Energy has $2.9 billion in long-term debt, including finance leases, maturing in the next twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance or remarketing of new long-term debt, or equity issuances associated with the 2019 equity units.
Over-the long term, DTE Energy's debt and interest obligations have decreased as a result of the separation of DT Midstream and DTE Energy's ability to optionally redeem $2.6 billion of long-term debt during 2021. Refer to Note 4 to the Consolidated Financial Statements, "Dispositions and Impairments", for additional information regarding the separation of DT Midstream, and refer to Note 15 to the Consolidated Financial Statements, "Long-term Debt", for additional information regarding the optional redemptions as well as DTE Energy's scheduled debt maturities and interest obligations.
DTE Energy has paid quarterly cash dividends for more than 100 consecutive years and expects to continue paying regular cash dividends in the future, including approximately $0.7 billion in 2022. Any payment of future dividends is subject to approval by the Board of Directors and may depend on DTE Energy's future earnings, capital requirements, and financial condition. Over the long-term, DTE Energy expects continued dividend growth and is targeting a payout ratio consistent with pure-play utility companies. Dividends are subject to certain restrictions as discussed in Note 16 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings." However, these restrictions are not expected to impact DTE Energy's planned dividend payments.

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $667 million.
For cash obligations related to leases and future purchase commitments, refer to Note 17 and Note 18 to the Consolidated Financial Statements, "Leases" and "Commitments and Contingencies," respectively. Purchase commitments include capital expenditures that are contractually obligated. Also refer to the "Capital Investments" section above for additional information on DTE Energy's capital strategy and estimated spend over the next five years.
Other obligations are further detailed in Notes 9, 10, 14, 16, 18, and 20 to the Consolidated Financial Statements, "Regulatory Matters," "Income Taxes," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
Liquidity
DTE Energy has approximately $2.1 billion of available liquidity at December 31, 2021, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
DTE Energy believes it will have sufficient operating flexibility, cash resources and funding sources to maintain adequate liquidity and to meet future operating cash and capital expenditure needs. However, virtually all DTE Energy's businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
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
As part of the normal course of business, DTE Electric, DTE Gas, and various non-utility subsidiaries of DTE Energy routinely enter into physical or financially settled contracts for the purchase and sale of electricity, natural gas, coal, capacity, storage, and other energy-related products and services. Certain of these contracts contain provisions which allow the counterparties to request that DTE Energy posts cash or letters of credit in the event that the senior unsecured debt rating of DTE Energy is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions and could be substantial. Also, upon a downgrade below investment grade, DTE Energy, DTE Electric, and DTE Gas could have restricted access to the commercial paper market, and if DTE Energy is downgraded below investment grade, the non-utility businesses, especially the Energy Trading and DTE Vantage segments, could be required to restrict operations due to a lack of available liquidity. A downgrade below investment grade could potentially increase the borrowing costs of DTE Energy, DTE Electric, and DTE Gas and their subsidiaries and may limit access to the capital markets. The impact of a downgrade will not affect DTE Energy, DTE Electric, and DTE Gas' ability to comply with existing debt covenants. While DTE Energy, DTE Electric, and DTE Gas currently do not anticipate such a downgrade, they cannot predict the outcome of current or future credit rating agency reviews.

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

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Registrants' Consolidated Financial Statements in conformity with generally accepted accounting principles requires that management apply accounting policies and make estimates and assumptions that affect the results of operations and the amounts of assets and liabilities reported in the Consolidated Financial Statements. The Registrants' management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Additional discussion of these accounting policies can be found in the Combined Notes to Consolidated Financial Statements in Item 8 of this Report.
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
See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2021 and 2020. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
See Notes 12 and 13 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

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
DTE Energy performed its annual impairment test as of October 1, 2021 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed.
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2021 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Valuation Methodology(b)(c)
	(In millions)
Electric	$1,208	51%	5.2%	DCF and market multiples analysis
Gas	743	47%	5.3%	DCF and market multiples analysis
DTE Vantage	25	50%	7.7%	DCF
Energy Trading	17	95%	9.3%	DCF
	$1,993
______________________________________
(a)Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.
(b)Discounted cash flows (DCF) incorporated 2022-2026 projected cash flows plus a calculated terminal value. For each of the reporting units, DTE Energy capitalized the terminal year cash flows at the weighted average costs of capital (WACC) less an assumed long-term growth rate of 2.0%. Management applied equal weighting to the DCF and market multiples analysis, where applicable, to determine the fair value of the respective reporting units.
(c)Due to lack of market comparable information for the DTE Vantage and Energy Trading reporting units, DTE Energy did not perform a market multiples analysis.

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
DTE Energy had pension costs of $139 million in 2021, $148 million in 2020, and $112 million in 2019. Other postretirement benefit credits were $59 million in 2021, $49 million in 2020, and $1 million in 2019. Pension costs and other postretirement benefit credits for 2021 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.00% for the pension plans and 6.70% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2022 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 29% in equity markets, 48% in fixed income markets, including long duration bonds, and 23% invested in other assets. DTE Energy's 2022 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 22% in equity markets, 54% in fixed income markets, and 24% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is lowering its long-term rate of return assumption for the pension plans to 6.80% and lowering the other postretirement plans to 6.40% for 2022. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2022 given their respective asset allocations and DTE Energy's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Favorable asset performance in 2021 resulted in unrecognized net gains. As of December 31, 2021, DTE Energy had $241 million of cumulative gains related to investment performance in prior years that were not yet recognized in the calculation of the MRV of pension assets. For other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of plan assets; therefore, all investment gains and losses have been recognized in the calculation of MRV for these plans.

The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 2.91% for both the pension and other postretirement plans at December 31, 2021 compared to 2.57% and 2.58%, respectively, for the pension and other postretirement plans at December 31, 2020.
DTE Energy changed the mortality assumptions as of December 31, 2021 to reflect the updated projection scale published by the Society of Actuaries. The mortality assumptions used at December 31, 2021 are the PRI-2012 mortality table projected to 2018 using Scale MP-2019, and projected forward from 2018 using Scale MP-2021 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates that total pension costs will be approximately $30 million in 2022, compared to $139 million in 2021. The expected decrease is primarily due to a higher discount rate and continued recognition of asset returns greater than expected. The 2022 other postretirement benefit credit is estimated at approximately $65 million compared to $59 million in 2021. The expected increase in the credit is primarily due to a higher discount rate.
The health care trend rates for DTE Energy assume 6.75% for pre-65 participants and 7.25% for post-65 participants for 2022, trending down to 4.50% for both pre-65 and post-65 participants in 2034.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2021 pension costs by approximately $48 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2021 pension costs by approximately $22 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2021 other postretirement credit by approximately $20 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2021 other postretirement credit by approximately $17 million.
The value of the qualified pension and other postretirement benefit plan assets was $7.5 billion at December 31, 2021 and December 31, 2020. At December 31, 2021, DTE Energy's qualified pension plans were underfunded by $201 million and its other postretirement benefit plans were overfunded by $319 million. In 2021, the funded status of the pension plans and other postretirement benefit plans improved due to favorable asset returns and an increase in discount rates.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy did not make contributions to its qualified pension plans in 2021 and made contributions of $92 million in 2020. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $7 million in 2022 and up to $23 million over the next five years. In addition, DTE Energy anticipates transferring $50 million of qualified pension plan funds from DTE Gas to DTE Electric in 2022. DTE Energy did not make other postretirement benefit plan contributions in 2021 or 2020. DTE Energy does not anticipate making any contributions to its other postretirement plans in 2022 or over the next five years. The planned pension contributions will be made in cash and/or DTE Energy common stock.
See Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2021 and 2020 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
See Note 10 to the Consolidated Financial Statements, "Income Taxes."

NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, some environmental contracts, and certain forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas and environmental inventory, pipeline transportation contracts, storage assets, and some environmental contracts. See Notes 12 and 13 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 12 to the Consolidated Financial Statements, "Fair Value."

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2020	$28
Reclassified to realized upon settlement	14
Changes in fair value recorded to income	(184)
Amounts recorded to unrealized income	(170)
Changes in fair value recorded in Regulatory liabilities	19
Change in collateral	(36)
MTM at December 31, 2021	$(159)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2025 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2022	2023	2024	2025 and Beyond	Total Fair Value
	(In millions)
Level 1	$54	$30	$9	$3	$96
Level 2	37	(10)	(19)	(6)	2
Level 3	(93)	(38)	(15)	(69)	(215)
MTM before collateral adjustments	$(2)	$(18)	$(25)	$(72)	(117)
Collateral adjustments					(42)
MTM at December 31, 2021					$(159)

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
The DTE Vantage segment is subject to price risk for electricity, natural gas, coal products, and environmental attributes generated from its renewable natural gas investments. DTE Energy manages its exposure to commodity price risk through the use of long-term contracts and hedging instruments, when available.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2021:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$325	$—	$325
BBB+ and BBB	238	—	238
BBB-	50	(12)	38
Total Investment Grade	613	(12)	601
Non-investment grade(b)	4	—	4
Internally Rated — investment grade(c)	979	(32)	947
Internally Rated — non-investment grade(d)	61	(8)	53
Total	$1,657	$(52)	$1,605
_______________________________________
(a)This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 10% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and other applicable short-term reference rates. As of December 31, 2021, DTE Energy had floating rate debt of $758 million and a floating rate debt-to-total debt ratio of 4.2%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2021 and 2020 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2021	2020	2021	2020	Change in the Fair Value of
	(In millions)
Gas contracts	$33	$23	$(33)	$(23)	Commodity contracts
Power contracts	$9	$5	$(10)	$(5)	Commodity contracts
Environmental contracts	$(8)	$(7)	$8	$5	Commodity contracts
Interest rate risk — DTE Energy	$(662)	$(651)	$687	$671	Long-term debt
Interest rate risk — DTE Electric	$(329)	$(285)	$348	$300	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2021, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DTE Energy's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2021 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $3,677 million of regulatory assets and $3,262 million of regulatory liabilities as of December 31, 2021. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
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
February 10, 2022

We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$7,288	$6,845	$6,638
Non-utility operations	7,676	4,578	5,530
	14,964	11,423	12,168
Operating Expenses
Fuel, purchased power, and gas — utility	1,904	1,719	1,798
Fuel, purchased power, gas, and other — non-utility	7,304	4,120	5,035
Operation and maintenance	2,420	2,305	2,316
Depreciation and amortization	1,377	1,292	1,169
Taxes other than income	431	395	406
Asset (gains) losses and impairments, net	33	37	14
	13,469	9,868	10,738
Operating Income	1,495	1,555	1,430

Other (Income) and Deductions
Interest expense	630	601	568
Interest income	(22)	(29)	(9)
Non-operating retirement benefits, net	17	50	39
Loss on extinguishment of debt	393	6	—
Other income	(254)	(259)	(250)
Other expenses	75	104	69
	839	473	417
Income Before Income Taxes	656	1,082	1,013

Income Tax Expense (Benefit) (Note 10)	(130)	37	71

Net Income from Continuing Operations	786	1,045	942
Net Income from Discontinued Operations, Net of Taxes (Note 4)	117	326	230
Net Income	903	1,371	1,172

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	(10)	(9)	(13)
Discontinued operations	6	12	16
Net Income Attributable to DTE Energy Company	$907	$1,368	$1,169

Basic Earnings per Common Share
Continuing operations	$4.11	$5.46	$5.16
Discontinued operations	0.57	1.63	1.16
Total	$4.68	$7.09	$6.32

Diluted Earnings per Common Share
Continuing operations	$4.10	$5.45	$5.15
Discontinued operations	0.57	1.63	1.16
Total	$4.67	$7.08	$6.31

Weighted Average Common Shares Outstanding
Basic	193	193	185
Diluted	194	193	185
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net Income	$903	$1,371	$1,172

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $4, $3, and $2, respectively	8	8	8
Net unrealized gains (losses) on derivatives, net of taxes of $2, $1, and $(4), respectively	7	2	(12)
Foreign currency translation	—	1	1
Other comprehensive income (loss)	15	11	(3)

Comprehensive income	918	1,382	1,169
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4)	3	3
Comprehensive Income Attributable to DTE Energy Company	$922	$1,379	$1,166
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$28	$472
Restricted cash	7	2
Accounts receivable (less allowance for doubtful accounts of $92 and $104, respectively)
Customer	1,695	1,542
Other	135	127
Inventories
Fuel and gas	368	335
Materials, supplies, and other	490	373
Derivative assets	181	116
Regulatory assets	195	129
Other	218	185
Current assets of discontinued operations	—	217
	3,317	3,498
Investments
Nuclear decommissioning trust funds	2,071	1,855
Investments in equity method investees	187	177
Other	194	196
	2,452	2,228
Property
Property, plant, and equipment	37,083	34,016
Accumulated depreciation and amortization	(10,139)	(9,517)
	26,944	24,499
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,482	4,125
Intangible assets	177	199
Notes receivable	310	261
Derivative assets	90	40
Prepaid postretirement costs	678	561
Operating lease right-of-use assets	97	107
Other	179	126
Noncurrent assets of discontinued operations	—	7,859
	7,006	15,271
Total Assets	$39,719	$45,496
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,414	$1,000
Accrued interest	140	158
Dividends payable	171	210
Short-term borrowings	758	38
Current portion long-term debt, including finance leases	2,874	469
Derivative liabilities	238	68
Regulatory liabilities	156	39
Operating lease liabilities	14	16
Other	581	594
Current liabilities of discontinued operations	—	99
	6,346	2,691
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	13,629	17,802
Junior subordinated debentures	883	1,175
Finance lease obligations	19	24
	14,531	19,001
Other Liabilities
Deferred income taxes	2,163	2,069
Regulatory liabilities	3,106	3,363
Asset retirement obligations	3,162	2,829
Unamortized investment tax credit	158	162
Derivative liabilities	192	60
Accrued pension liability	339	797
Accrued postretirement liability	358	407
Nuclear decommissioning	321	283
Operating lease liabilities	74	83
Other	256	326
Noncurrent liabilities of discontinued operations	—	836
	10,129	11,215
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,747,509 and 193,770,617 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	5,379	5,406
Retained earnings	3,438	7,156
Accumulated other comprehensive loss	(112)	(137)
Total DTE Energy Company Equity	8,705	12,425
Noncontrolling interests of continuing operations	8	10
Noncontrolling interests of discontinued operations	—	154
Total Equity	8,713	12,589
Total Liabilities and Equity	$39,719	$45,496
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating Activities
Net Income	$903	$1,371	$1,172
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,459	1,443	1,263
Nuclear fuel amortization	58	37	60
Allowance for equity funds used during construction	(27)	(25)	(24)
Deferred income taxes	(32)	407	329
Equity earnings of equity method investees	(97)	(132)	(111)
Dividends from equity method investees	79	142	160
Loss on extinguishment of debt	393	6	—
Asset (gains) losses and impairments, net	50	47	14
Changes in assets and liabilities:
Accounts receivable, net	(146)	111	49
Inventories	(153)	45	59
Prepaid postretirement benefit costs	(117)	(107)	(24)
Accounts payable	308	—	(288)
Accrued pension liability	(458)	(11)	(29)
Accrued postretirement liability	(49)	22	—
Derivative assets and liabilities	187	(23)	(28)
Regulatory assets and liabilities	862	104	160
Other current and noncurrent assets and liabilities	(153)	260	(113)
Net cash from operating activities	3,067	3,697	2,649

Investing Activities
Plant and equipment expenditures — utility	(3,633)	(3,241)	(2,724)
Plant and equipment expenditures — non-utility	(139)	(616)	(273)
Acquisitions related to business combinations, net of cash acquired	—	(126)	(2,470)
Proceeds from sale of assets	3	13	—
Proceeds from sale of nuclear decommissioning trust fund assets	1,047	2,350	788
Investment in nuclear decommissioning trust funds	(1,046)	(2,350)	(794)
Distributions from equity method investees	18	24	10
Contributions to equity method investees	(8)	(37)	(149)
Notes receivable	(74)	(85)	(98)
Other	(31)	(2)	(22)
Net cash used for investing activities	(3,863)	(4,070)	(5,732)
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Financing Activities
Issuance of long-term debt, net of issuance costs	4,457	3,692	2,506
Redemption of long-term debt	(3,522)	(882)	(821)
Issuance of equity units, net of issuance costs	—	—	1,265
Short-term borrowings, net	720	(790)	219
Issuance of common stock	—	2	1,023
Repurchase of common stock	(66)	—	—
Dividends paid on common stock	(791)	(760)	(692)
Contributions from noncontrolling interests, principally REF entities	44	36	38
Distributions to noncontrolling interests	(45)	(39)	(59)
Purchases of noncontrolling interest, principally SGG	—	—	(300)
Acquisition related deferred payment, excluding accretion	—	(380)	—
Prepayment cost for extinguishment of long-term debt	(361)	—	—
Transfer of cash to DT Midstream at separation	(37)	—	—
Other	(84)	(83)	(79)
Net cash from financing activities	315	796	3,100
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(481)	423	17
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	516	93	76
Cash, Cash Equivalents, and Restricted Cash at End of Period	$35	$516	$93

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$671	$679	$595
Income taxes(a)	$(3)	$(360)	$18
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$353	$266	$311
Separation of DT Midstream net assets, excluding cash transferred	$3,973	$—	$—
Premium on equity units	$—	$—	$150
_______________________________________
(a)2020 cash received primarily relates to AMT credit and other refunds, of which a portion was accelerated due to the CARES Act
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	181,925	$4,245	$6,112	$(120)	$480	$10,717
Implementation of ASU 2018-02	—	—	25	(25)	—	—
Net Income	—	—	1,169	—	3	1,172
Dividends declared on common stock ($3.85 per Common Share)	—	—	(714)	—	—	(714)
Issuance of common stock	8,634	1,014	—	—	—	1,014
Premium on equity units	—	(150)	—	—	—	(150)
Issuance costs of equity units	—	(30)	—	—	—	(30)
Contribution of common stock to pension plan	815	100	—	—	—	100
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Purchase of noncontrolling interests, principally SGG	—	(3)	—	—	(297)	(300)
Stock-based compensation, net distributions to noncontrolling interests, and other	835	57	(5)	—	(22)	30
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	1,368	—	3	1,371
Dividends declared on common stock ($4.12 per Common Share)	—	—	(796)	—	—	(796)
Issuance of common stock	192	22	—	—	—	22
Contribution of common stock to pension plan	694	82	—	—	—	82
Other comprehensive income, net of tax	—	—	—	11	—	11
Stock-based compensation, net distributions to noncontrolling interests, and other	676	69	(3)	—	(3)	63
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income (Loss)	—	—	907	—	(4)	903
Dividends declared on common stock ($3.88 per Common Share)	—	—	(752)	—	—	(752)
Repurchase of common stock	(529)	(66)	—	—	—	(66)
Other comprehensive income, net of tax	—	—	—	15	—	15
Stock-based compensation, net distributions to noncontrolling interests, and other	506	39	(4)	—	(1)	34
Separation of DT Midstream	—	—	(3,869)	10	(151)	(4,010)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2021, DTE Electric's internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $3,136 million of regulatory assets and $2,375 million of regulatory liabilities as of December 31, 2021. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

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
February 10, 2022

We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating Revenues	$5,809	$5,506	$5,224

Operating Expenses
Fuel and purchased power — utility	1,541	1,397	1,390
Operation and maintenance	1,569	1,505	1,452
Depreciation and amortization	1,109	1,043	946
Taxes other than income	320	296	310
Asset (gains) losses and impairments, net	1	41	13
	4,540	4,282	4,111
Operating Income	1,269	1,224	1,113

Other (Income) and Deductions
Interest expense	335	331	313
Interest income	—	(2)	(2)
Non-operating retirement benefits, net	(2)	(1)	(1)
Other income	(71)	(87)	(107)
Other expenses	37	96	56
	299	337	259
Income Before Income Taxes	970	887	854

Income Tax Expense	104	109	138

Net Income	$866	$778	$716
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net Income	$866	$778	$716
Other comprehensive income	—	—	—
Comprehensive Income	$866	$778	$716
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$9	$16
Accounts receivable (less allowance for doubtful accounts of $54 and $57, respectively)
Customer	694	763
Affiliates	36	13
Other	40	62
Inventories
Fuel	171	187
Materials and supplies	316	292
Regulatory assets	168	123
Other	101	71
	1,535	1,527
Investments
Nuclear decommissioning trust funds	2,071	1,855
Other	44	42
	2,115	1,897
Property
Property, plant, and equipment	28,849	26,171
Accumulated depreciation and amortization	(7,676)	(7,050)
	21,173	19,121
Other Assets
Regulatory assets	2,968	3,440
Prepaid postretirement costs — affiliates	402	335
Operating lease right-of-use assets	64	75
Other	148	118
	3,582	3,968
Total Assets	$28,405	$26,513
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2021	2020
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$83	$62
Other	567	410
Accrued interest	95	91
Current portion long-term debt, including finance leases	322	468
Regulatory liabilities	154	18
Short-term borrowings
Affiliates	53	101
Other	153	—
Operating lease liabilities	10	11
Other	206	219
	1,643	1,380
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,591	7,774
Finance lease obligations	7	13
	8,598	7,787
Other Liabilities
Deferred income taxes	2,741	2,525
Regulatory liabilities	2,221	2,432
Asset retirement obligations	2,932	2,607
Unamortized investment tax credit	158	162
Nuclear decommissioning	321	283
Accrued pension liability — affiliates	405	731
Accrued postretirement liability — affiliates	340	384
Operating lease liabilities	46	56
Other	97	96
	9,261	9,276
Commitments and Contingencies (Notes 9 and 18)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,002	5,447
Retained earnings	2,901	2,623
Total Shareholder's Equity	8,903	8,070
Total Liabilities and Shareholder's Equity	$28,405	$26,513
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating Activities	(In millions)
Net Income	$866	$778	$716
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,109	1,043	946
Nuclear fuel amortization	58	37	60
Allowance for equity funds used during construction	(25)	(23)	(22)
Deferred income taxes	122	89	97
Asset (gains) losses and impairments, net	1	41	13
Changes in assets and liabilities:
Accounts receivable, net	68	(42)	20
Inventories	(11)	(12)	(17)
Prepaid postretirement benefit costs — affiliates	(67)	(69)	(77)
Accounts payable	65	20	(57)
Accrued pension liability — affiliates	(326)	14	(1)
Accrued postretirement liability — affiliates	(44)	17	89
Regulatory assets and liabilities	716	55	139
Other current and noncurrent assets and liabilities	(216)	(43)	(197)
Net cash from operating activities	2,316	1,905	1,709
Investing Activities
Plant and equipment expenditures	(3,017)	(2,674)	(2,200)
Proceeds from sale of nuclear decommissioning trust fund assets	1,047	2,350	788
Investment in nuclear decommissioning trust funds	(1,046)	(2,350)	(794)
Notes receivable and other	(31)	(8)	(21)
Net cash used for investing activities	(3,047)	(2,682)	(2,227)
Financing Activities
Issuance of long-term debt, net of issuance costs	985	1,683	643
Redemption of long-term debt	(321)	(632)	—
Capital contribution by parent company	555	636	180
Short-term borrowings, net — affiliate	(48)	4	(4)
Short-term borrowings, net — other	153	(354)	205
Dividends paid on common stock	(588)	(539)	(494)
Other	(12)	(17)	(18)
Net cash from financing activities	724	781	512
Net Increase (Decrease) in Cash and Cash Equivalents	(7)	4	(6)
Cash and Cash Equivalents at Beginning of Period	16	12	18
Cash and Cash Equivalents at End of Period	$9	$16	$12

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$321	$315	$295
Income taxes	$5	$14	$46
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$286	$174	$192
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2018	138,632	$1,386	$3,245	$2,162	$6,793
Net Income	—	—	—	716	716
Dividends declared on common stock	—	—	—	(494)	(494)
Capital contribution by parent company	—	—	180	—	180
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	778	778
Dividends declared on common stock	—	—	—	(539)	(539)
Capital contribution by parent company	—	—	636	—	636
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	866	866
Dividends declared on common stock	—	—	—	(588)	(588)
Capital contribution by parent company	—	—	555	—	555
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Dispositions and Impairments	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 7	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 8	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 9	Regulatory Matters	DTE Energy and DTE Electric
Note 10	Income Taxes	DTE Energy and DTE Electric
Note 11	Earnings Per Share	DTE Energy
Note 12	Fair Value	DTE Energy and DTE Electric
Note 13	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 14	Long-Term Debt	DTE Energy and DTE Electric
Note 15	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 16	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 17	Leases	DTE Energy and DTE Electric
Note 18	Commitments and Contingencies	DTE Energy and DTE Electric
Note 19	Nuclear Operations	DTE Energy and DTE Electric
Note 20	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 21	Stock-Based Compensation	DTE Energy and DTE Electric
Note 22	Segment and Related Information	DTE Energy
Note 23	Related Party Transactions	DTE Electric
Note 24	Supplementary Quarterly Financial Information (Unaudited)	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan;
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and
•Other businesses include 1) DTE Vantage, formerly DTE Energy's Power and Industrial Projects segment, which is primarily involved in renewable natural gas projects, providing industrial energy services, and reduced emissions fuel projects, and 2) energy marketing and trading operations.
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
During the third quarter of 2021, the Registrants performed reassessments of certain VIEs owned by DT Midstream. Upon the separation of DT Midstream, DTE Energy no longer owns any interest in SGG, owner and operator of certain midstream natural gas assets. Therefore, SGG has been removed from the amounts for DTE Energy's consolidated VIEs in the table below. Additionally, as a result of the separation of DT Midstream, DTE Energy no longer has an equity interest in NEXUS, owner of a pipeline which transports shale gas to Ohio, Michigan, and Ontario market centers. DTE Energy has removed its equity investment in NEXUS from the amounts for its non-consolidated VIEs. The Registrants maintain a variable interest in NEXUS relating to DTE Electric's transportation services contract. Assets, liabilities, and earnings related to SGG and NEXUS are included in discontinued operations in the Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
During the fourth quarter of 2021, DTE Energy also performed reassessments of REF entities that were previously concluded to be VIEs. The REF entities have ceased operations as of December 31, 2021 and DTE Energy has concluded the REF entities are no longer VIEs. Therefore, the REF entities have been removed from the VIE tables below.
Other entities within the DTE Vantage segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with DTE Energy retaining operational and customer default risk. These entities generally are VIEs and consolidated when DTE Energy is the primary beneficiary. In addition, DTE Energy has interests in certain VIEs through which control of all significant activities is shared with partners, and therefore are generally accounted for under the equity method.
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2021, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2021, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, and future funding commitments.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2021 and 2020. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Amounts for DTE Energy's consolidated VIEs are as follows:

	December 31,
	2021	2020
	(In millions)
ASSETS
Cash and cash equivalents	$11	$20
Restricted cash	6	—
Accounts receivable	1	28
Inventories	3	107
Property, plant, and equipment, net	4	14
Notes receivable and other	70	33
	$95	$202

LIABILITIES
Accounts payable	$5	$22
Short-term borrowings	75	38
Other current and long-term liabilities	—	4
	$80	$64
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2021	2020
	(In millions)
Investments in equity method investees	$172	$159
Notes receivable	$13	$21
Future funding commitments	$3	$6
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above.
At December 31, 2021 and 2020, DTE Energy's Investments in equity method investees were $187 million and $177 million, respectively. The balances are primarily comprised of investments in the DTE Vantage and Corporate and Other segments, of which no investment is individually significant. DTE Vantage investments include projects that deliver energy and utility-type products and services to industrial customers, sell electricity from renewable energy projects under long-term power purchase agreements, and produce and sell metallurgical coke. Corporate and Other holds various ownership interests in limited partnerships that include investment funds supporting regional development and economic growth. For further information by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
At December 31, 2021 and 2020, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $99 million and $93 million, respectively. The difference is being amortized over the life of the underlying assets. As of December 31, 2021 and 2020, DTE Energy's consolidated retained earnings balance includes undistributed earnings from equity method investments of $32 million and $15 million, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and gains from trading securities, primarily from those held in DTE Energy's rabbi trust. The DTE Vantage segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income related to fixed non-refundable cash payments received from investors for which the earnings process is not contingent upon production of refined coal is recognized on a straight-line basis over the non-cancelable contract term as the economic benefit from the ownership of the facility is transferred to investors. Other income related to cash payments that is contingent upon production of refined coal is considered earned and recognized when the contingency regarding the timing and amount of payment is resolved, generally as refined coal is produced and tax credits are generated.
The following is a summary of DTE Energy's Other income:

	2021	2020	2019
	(In millions)
Income from REF entities	$141	$139	$130
Equity earnings of equity method investees	38	26	14
Contract services	27	28	29
Allowance for equity funds used during construction	27	25	24
Gains from rabbi trust securities(a)	8	28	37
Other	13	13	16
	$254	$259	$250
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	2021	2020	2019
	(In millions)
Contract services	$27	$28	$32
Allowance for equity funds used during construction	25	23	22
Gains from rabbi trust securities allocated from DTE Energy(a)	8	28	37
Other	11	8	16
	$71	$87	$107
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
Derivatives
Energy Trading classifies derivative transactions as revenue or expense based on the intent of the transaction (buy or sell). Revenues are recorded on a gross or net basis within the income statement depending upon whether it represents a non-trading activity or trading activity, respectively. For additional information, refer to Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the years ended December 31, 2021 and 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2021 and 2020:

	Net Unrealized Gain (Loss) on Derivatives	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2019	$(25)	$(117)	$(6)	$(148)
Other comprehensive income (loss) before reclassifications	(3)	(2)	1	(4)
Amounts reclassified from Accumulated other comprehensive loss	5	10	—	15
Net current period Other comprehensive income	2	8	1	11
Balance, December 31, 2020	$(23)	$(109)	$(5)	$(137)
Other comprehensive income before reclassifications	1	1	—	2
Amounts reclassified from Accumulated other comprehensive loss	6	7	—	13
Net current period Other comprehensive income	7	8	—	15
Separation of DT Midstream	5	—	5	10
Balance, December 31, 2021	$(11)	$(101)	$—	$(112)
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held in separate bank accounts to satisfy contractual obligations, fund certain construction projects, and guarantee performance. Restricted cash designated for payments within one year is classified as a Current Asset.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Financing Receivables
Financing receivables are primarily composed of trade receivables, notes receivable, and unbilled revenue. The Registrants' financing receivables are stated at net realizable value.
DTE Energy had unbilled revenues of $1.0 billion and $0.8 billion at December 31, 2021 and 2020, respectively, including $270 million and $260 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2021.

	DTE Energy				DTE Electric
	Year of origination
	2021	2020	2019 and prior	Total	2021 and prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$21	$21	$14
Internal grade 2	16	107	6	129	3
Total notes receivable(a)	$16	$107	$27	$150	$17

Net investment in leases
Net investment in leases, internal grade 1	$—	$1	$38	$39	$—
Net investment in leases, internal grade 2	—	159	1	160	—
Total net investment in leases(a)	$—	$160	$39	$199	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	53	1	54	36
Write-offs charged against allowance	(126)	(1)	(127)	(77)
Recoveries of amounts previously written off	61	—	61	38
Ending reserve balance, December 31, 2021	$89	$3	$92	$54

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2020(a)	$79	$4	$83	$46
Current period provision	102	3	105	61
Write-offs charged against allowance	(130)	(4)	(134)	(80)
Recoveries of amounts previously written off	50	—	50	30
Ending reserve balance, December 31, 2020	$101	$3	$104	$57
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
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
DTE Energy	$55	$105	$106
DTE Electric	$36	$62	$65
There are no material amounts of past due financing receivables for the Registrants as of December 31, 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Inventories
Inventory related to utility and non-utility operations is valued at the lower of cost or net realizable value, where cost is generally valued using average cost. Inventory primarily includes fuel, gas, materials, and supplies. Other inventories include RECs, emission allowances, and other environmental products in the Energy Trading segment.
DTE Gas' natural gas inventory of $50 million and $40 million as of December 31, 2021 and 2020, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $136 million and $62 million at December 31, 2021 and 2020, respectively.
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
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2021			December 31, 2020
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Contract intangibles	6 to 26 years	$271	$(98)	$173	$271	$(83)	$188

Intangible assets not subject to amortization(a)		4	—	4	11	—	11

DTE Energy Long-term intangible assets		$275	$(98)	$177	$282	$(83)	$199
______________________________________
(a)Amounts primarily include Renewable energy credits and Gas carbon offsets that are charged to expense, using average cost, as the credits are consumed in the operation of the business. Amounts include DTE Electric intangible assets of $2 million and $11 million as of December 31, 2021 and 2020, respectively, and are included in Other Assets — Other on the DTE Electric Consolidated Statements of Financial Position.
The following table summarizes DTE Energy's estimated contract intangible amortization expense expected to be recognized during each year through 2026:

	2022	2023	2024	2025	2026
	(In millions)
Estimated amortization expense	$16	$16	$16	$16	$14

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $16 million in 2021 and 2020 and $9 million in 2019.
Cloud Computing Arrangements
Effective upon the adoption of ASU No. 2018-15 in January 2020, the Registrants capitalize implementation costs incurred in a cloud computing arrangement that is a service contract consistent with capitalized implementation costs incurred to develop or obtain internal-use software. Capitalized costs are recorded in Other noncurrent assets on the Consolidated Statements of Financial Position and amortization of the costs is reflected in Operation and maintenance within the Consolidated Statements of Operations. Costs are amortized on a straight-line basis over the life of the contract. Contracts primarily involve the implementation or upgrade of cloud-based solutions for generation and distribution operations and customer service support.
Capitalized cloud computing costs were $16 million for DTE Energy, including $12 million for DTE Electric, at December 31, 2021. Amortization of these costs was not material for the year ended December 31, 2021. There were no cloud computing costs capitalized in Other noncurrent assets at December 31, 2020.
Excise and Sales Taxes
The Registrants record the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Registrants’ Consolidated Statements of Operations.
Deferred Debt Costs
The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. The deferred amounts are included as a direct deduction from the carrying amount of each debt issue in Mortgage bonds, notes, and other and Junior subordinated debentures on DTE Energy's Consolidated Statements of Financial Position and in Mortgage bonds, notes, and other on DTE Electric's Consolidated Statements of Financial Position. In accordance with MPSC regulations applicable to DTE Energy’s electric and gas utilities, the unamortized discount, premium, and expense related to utility debt redeemed with a refinancing are amortized over the life of the replacement issue. Discounts, premiums, and expense on early redemptions of debt associated with DTE Energy's non-utility operations are charged to earnings.
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
DTE Energy Foundation
DTE Energy's contributions to the DTE Energy Foundation were $25 million and $20 million for the years ended December 31, 2021 and December 31, 2020, respectively. There were no charitable contributions made to the DTE Energy Foundation for the year ended December 31, 2019. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
5	Revenue
6	Property, Plant, and Equipment
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
12	Fair Value
13	Financial and Other Derivative Instruments
17	Leases
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. The amendments in this update provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The optional relief is temporary and cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. The Registrants adopted the ASU and elected the optional expedients for contract modifications prospectively. The adoption of the ASU did not have a significant impact on the registrant's Consolidated Financial Statements.
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
Recently Issued Pronouncements
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. The amendments in this update modify lease classification requirements for lessors, providing that lease contracts with variable lease payments that do not depend on a reference index or a rate should be classified as operating leases if they would have been classified as a sales-type or direct financing lease and resulted in the recognition of a selling loss at lease commencement. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2021, and interim periods therein. The Registrants will apply the guidance prospectively. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
In October 2021, The FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted. The Registrants will apply the guidance prospectively to acquisitions occurring on or after the effective date.

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
In June 2021, in order to facilitate the separation and settle intercompany balances with DTE Energy, DT Midstream issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion term loan. Using the debt proceeds, net of discount and issuance costs of $53 million, DT Midstream made the following cash payments:
•Settled Short-term borrowings due to DTE Energy as of June 30, 2021 of $2,537 million
•Settled affiliate Accounts receivable due from DTE Energy and affiliate Accounts payable due to DTE Energy as of June 30, 2021 for net cash paid to DTE Energy of $9 million
•Provided a one-time special dividend to DTE Energy of $501 million
These payments eliminated in consolidation and had no direct impact on DTE Energy’s Consolidated Financial Statements of Financial Position. During the third quarter 2021, DTE Energy used the proceeds received from DT Midstream to optionally redeem $2.6 billion of long-term debt. Refer to Note 10 to the Consolidated Financial Statements, “Long-term Debt,” for additional information.
Continuing Involvement
Following the separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol “DTM” on the New York Stock Exchange (NYSE) and DTE Energy no longer retains any ownership in DT Midstream. In order to govern the ongoing relationships between DT Midstream and DTE Energy after the separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:
•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between DTE Energy and DT Midstream
•Transition Services Agreement – allows for DTE Energy to provide DT Midstream with specified services for a limited time and no longer than 24 months following the separation, with related costs to be paid by DT Midstream. Services include support for gas operations, information technology, accounting, tax, legal, human resources, and various other administrative services
•Tax Matters Agreement – governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the separation with respect to all tax matters
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to DT Midstream employees

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
In addition, DTE Energy and its subsidiaries have various commercial agreements that are continuing after the separation. These agreements include certain pipeline, gathering, and storage services and operating and maintenance agreements, and are not considered material to the Consolidated Financial Statements.
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

	Year Ended December 31,
	2021	2020	2019

Operating Revenues — Non-utility operations	$405	$754	$501

Operating Expenses
Cost of gas and other — non-utility	15	21	18
Operation and maintenance(a)	123	138	103
Depreciation and amortization	82	151	94
Taxes other than income	13	15	8
Asset (gains) losses and impairments, net	17	(2)	1
	250	323	224
Operating Income	155	431	277

Other (Income) and Deductions
Interest expense	50	113	73
Interest income	(4)	(9)	(8)
Other income	(62)	(129)	(100)
Other expenses	—	—	1
	(16)	(25)	(34)
Income from Discontinued Operations Before Income Taxes	171	456	311

Income Tax Expense	54	130	81

Net Income from Discontinued Operations, Net of Taxes	117	326	230

Less: Net Income Attributable to Noncontrolling Interests	6	12	16

Net Income from Discontinued Operations	$111	$314	$214
_______________________________________
(a)Includes separation transaction costs of $59 million and $8 million for the years ended December 31, 2021 and 2020, respectively, for various legal, accounting and other professional services fees.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The table below reflects the major assets and liabilities that were transferred to DT Midstream and presented as discontinued operations in the Consolidated Statements of Financial Position as of December 31, 2020.

December 31, 2020
(In millions)
Total Assets of Discontinued Operations
Cash	$42
Accounts receivable	126
Inventories	8
Other	44
Current assets of DT Midstream	220
Less: Previously affiliated amounts eliminated at DTE Energy	3
Current assets of discontinued operations for DTE Energy	217

Investments in equity method investees	1,691
Net property, plant, and equipment	3,470
Goodwill	473
Intangible assets	2,140
Notes receivable	19
Operating lease right-of-use assets	45
Other	21
Noncurrent assets of discontinued operations for DTE Energy	7,859
Total Assets of Discontinued Operations for DTE Energy	$8,076

Total Liabilities of Discontinued Operations
Accounts payable	$39
Operating lease liabilities	17
Short-term borrowings due to DTE Energy	2,913
Other	53
Current liabilities of DT Midstream	3,022
Less: Previously affiliated amounts eliminated at DTE Energy	2,923
Current liabilities of discontinued operations for DTE Energy	99

Deferred income taxes	753
Asset retirement obligations	10
Operating lease liabilities	28
Other	45
Noncurrent liabilities of discontinued operations for DTE Energy	836
Total Liabilities of Discontinued Operations for DTE Energy	$935
There were no assets or liabilities from discontinued operations as of December 31, 2021. DT Midstream had net assets of $4.0 billion that separated on July 1, 2021 that resulted in a reduction to DTE Energy's equity. Refer to the Separation of DT Midstream line within DTE Energy's Consolidated Statements of Changes in Equity for further details.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table is a summary of significant non-cash items, capital expenditures, and significant financing activities of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating Activities
Depreciation and amortization	$82	$151	$94
Deferred income taxes	53	125	78
Equity earnings of equity method investees	(59)	(106)	(97)
Asset (gains) losses and impairments, net	19	(2)	1
Investing Activities
Plant and equipment expenditures — non-utility	$(60)	$(517)	$(214)
Acquisitions related to business combinations, net of cash acquired	—	—	(2,296)
Financing Activities
Purchase of noncontrolling interest	$—	$—	$(297)
Acquisition related deferred payment, excluding accretion	—	(380)	—
DTE Vantage Segment Impairment
DTE Vantage owns a pulverized coal facility located at DTE Electric’s River Rouge power plant. The facility provides pulverized coal to a steel industry customer through a supply agreement expiring in 2028. The River Rouge plant provides operation and maintenance services to the facility through an agreement which also expires in 2028.
During the second quarter 2021, DTE Electric retired the River Rouge plant and provided an early termination notice of the operation and maintenance services agreement with the pulverized coal facility. The termination became effective December 31, 2021 and DTE Vantage has ceased operations at the facility.
In connection with these events, DTE Energy performed an impairment analysis of the pulverized coal facility long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Based on its undiscounted cash flow projections, DTE Energy determined that the carrying value of the pulverized coal facility asset group is not recoverable. As a result, DTE Energy recorded a non-cash impairment charge of $27 million, which is included in Asset (gains) losses and impairments, net on DTE Energy’s Consolidated Statements of Operations for the year ended December 31, 2021. The charge included $18 million to fully impair the long-lived assets recorded to Property, plant and equipment and a $9 million write-down of Other noncurrent assets to fair value. Fair value of the assets was determined using an income approach, which utilized assumptions including management’s best estimates of the expected future cash flows, the estimated useful life of the asset group and discount rate.
During the fourth quarter 2021, DTE Energy terminated the supply agreement with the steel industry customer and settled all outstanding claims. As a result, DTE Energy reversed $17 million of deferred revenues that were previously recorded, which increased Operating Revenues - Non-utility operations for the year ended December 31, 2021.

NOTE 5 — REVENUE
Significant Accounting Policy
Revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered, or the service is provided to the customer.

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
For discussion of derivative contracts, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	2021	2020	2019
	(In millions)
Electric(a)
Residential	$2,926	$2,825	$2,427
Commercial	1,908	1,739	1,795
Industrial	628	592	659
Other(b)	359	364	348
Total Electric operating revenues	$5,821	$5,520	$5,229

Gas
Gas sales	$1,058	$971	$1,043
End User Transportation	233	218	219
Intermediate Transportation	82	79	78
Other(b)	180	146	142
Total Gas operating revenues	$1,553	$1,414	$1,482

Other segment operating revenues
DTE Vantage	$1,482	$1,224	$1,560
Energy Trading	$6,831	$3,863	$4,610
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $12 million, $14 million, and $5 million of Other revenues related to DTE Sustainable Generation for the years ended December 31, 2021, 2020, and 2019, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms.
Revenues included the following which were outside the scope of Topic 606:

	2021	2020	2019
	(In millions)
Electric — Alternative Revenue Programs	$36	$26	$22
Electric — Other revenues	19	22	19
Gas — Alternative Revenue Programs	10	10	8
Gas — Other revenues	6	8	7
DTE Vantage — Leases	103	99	121
Energy Trading — Derivatives	5,603	2,690	3,415
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
DTE Vantage
DTE Vantage revenues include contracts accounted for as leases which are outside of the scope of Topic 606. For performance obligations within the scope of Topic 606, the timing of revenue recognition is dependent upon when control over the associated product or service is transferred.
Revenues at DTE Vantage, within the scope of Topic 606, generally consist of sales of refined coal, coal, blast furnace coke, coke oven gas, electricity, equipment maintenance services, and other energy related products and services. Revenues, including estimated unbilled amounts, for the sale of blast furnace coke are generally recognized at a point in time when the product is delivered, which represents the transfer of control to the customer. Other revenues are generally recognized over time based upon services provided or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Market based pricing structures exist in such contracts including adjustments for consumer price or other indices. Consideration may consist of both fixed and variable components. Generally, uncertainties in the variable consideration components are resolved, and revenues are known at the time of recognition. Billing terms vary and are generally monthly with payment terms typically within 30 days following billing.
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
Revenues associated with RECs and other environmental products are recognized at a point in time when control is transferred to the customer which is deemed to be when these products are entered for transfer to the customer in the applicable tracking system. Revenues associated with RECs under a wholesale full requirements power contract are deferred until control has been transferred. The deferred revenues represent a contract liability for which payment has been received and the amounts have been estimated using the adjusted market assessment approach. With the exception of RECs, generally all other performance obligations associated with wholesale full requirements power contracts are satisfied over time in conjunction with the delivery of power. At the time power is delivered, DTE Energy may not have control over the RECs as the RECs are not self-generated and may not yet have been procured resulting in deferred revenues.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2021(a)	$65
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	72
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(59)
Ending Balance, December 31, 2021	$78
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2022	$75
2023	1
2024	1
2025	—
2026	—
2027 and thereafter	1
$78

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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2022	$292	$8
2023	285	8
2024	171	8
2025	91	—
2026	59	—
2027 and thereafter	364	—
	$1,262	$24

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2021	2020
Property, plant, and equipment	(In millions)
DTE Electric
Zero carbon generation
Nuclear	$3,394	$3,295
Renewables	2,522	1,817
Fossil and other generation	8,640	8,031
Distribution	11,414	10,354
Other	2,879	2,674
Total DTE Electric	28,849	26,171
DTE Gas
Distribution	4,900	4,517
Storage	593	576
Transmission and other	1,415	1,341
Total DTE Gas	6,908	6,434
DTE Vantage	1,118	1,194
Other	208	217
Total DTE Energy	$37,083	$34,016
Accumulated depreciation and amortization
DTE Electric
Zero carbon generation
Nuclear	$(413)	$(373)
Renewables	(357)	(295)
Fossil and other generation	(3,214)	(3,014)
Distribution	(2,842)	(2,686)
Other	(850)	(682)
Total DTE Electric	(7,676)	(7,050)
DTE Gas
Distribution	(1,265)	(1,215)
Storage	(154)	(146)
Transmission and other	(426)	(403)
Total DTE Gas	(1,845)	(1,764)
DTE Vantage	(545)	(619)
Other	(73)	(84)
Total DTE Energy	$(10,139)	$(9,517)
Net DTE Energy Property, plant, and equipment	$26,944	$24,499
Net DTE Electric Property, plant, and equipment	$21,173	$19,121
AFUDC and Capitalized Interest
AFUDC represents the cost of financing construction projects for regulated businesses, including the estimated cost of debt and authorized return-on-equity. The debt component is recorded as a reduction to interest expense and the equity component is recorded as other income. Non-regulated businesses record capitalized interest as a reduction to interest expense.
The AFUDC and capitalized interest rates were as follows for the years ended December 31:

	2021	2020	2019
DTE Electric AFUDC	5.46%	5.47%	5.43%
DTE Gas AFUDC	5.55%	5.56%	5.56%
Non-regulated businesses capitalized interest	3.30%	3.90%	4.00%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of AFUDC and interest capitalized for the years ended December 31:

	2021	2020	2019
DTE Energy	(In millions)
Allowance for debt funds used during construction and interest capitalized	$12	$11	$14
Allowance for equity funds used during construction	27	25	24
Total	$39	$36	$38

	2021	2020	2019
DTE Electric	(In millions)
Allowance for debt funds used during construction	$11	$10	$10
Allowance for equity funds used during construction	25	23	22
Total	$36	$33	$32
Depreciation and Amortization
The composite depreciation rate for DTE Electric was approximately 4.2%, 4.2%, and 4.0% in 2021, 2020 and 2019, respectively. The composite depreciation rate for DTE Gas was 2.9%, 2.8%, and 2.7% in 2021, 2020, and 2019, respectively. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2021 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	34	38	N/A
DTE Gas	N/A	49	58
The estimated useful lives for DTE Electric's Other utility assets range from 3 to 80 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 3 to 80 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 50 years.
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2021	2020	2019
	(In millions)
Property, plant, and equipment	$1,095	$1,025	$927
Regulatory assets and liabilities	259	244	227
Intangible assets	16	16	9
Other	7	7	6
	$1,377	$1,292	$1,169
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2021	2020	2019
	(In millions)
Property, plant, and equipment	$890	$831	$748
Regulatory assets and liabilities	214	207	193
Other	5	5	5
	$1,109	$1,043	$946

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Capitalized Software
Capitalized software costs are classified as Property, plant, and equipment and the related amortization is included in accumulated depreciation and amortization on the Registrants' Consolidated Financial Statements. The Registrants capitalize the costs associated with computer software developed or obtained for use in their businesses. The Registrants amortize capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 3 to 15 years for both DTE Energy and DTE Electric.
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Amortization expense of capitalized software	$145	$128	$122
Gross carrying value of capitalized software	$920	$863
Accumulated amortization of capitalized software	$493	$430
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Amortization expense of capitalized software	$132	$118	$112
Gross carrying value of capitalized software	$826	$756
Accumulated amortization of capitalized software	$439	$363

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
DTE Electric's ownership information of the two utility plants as of December 31, 2021 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,220 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$1,952	$618
Accumulated depreciation (in millions)	$1,007	$128
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
Changes to asset retirement obligations for 2021, 2020, and 2019 were as follows:

	2021	2020	2019
DTE Energy	(In millions)
Asset retirement obligations at January 1	$2,829	$2,656	$2,463
Accretion	167	156	148
Liabilities incurred	28	24	11
Liabilities settled	(30)	(13)	(17)
Revision in estimated cash flows	168	6	51
Asset retirement obligations at December 31	$3,162	$2,829	$2,656

	2021	2020	2019
DTE Electric	(In millions)
Asset retirement obligations at January 1	$2,607	$2,447	$2,271
Accretion	155	145	138
Liabilities incurred	29	18	1
Liabilities settled	(27)	(8)	(14)
Revision in estimated cash flows	168	5	51
Asset retirement obligations at December 31	$2,932	$2,607	$2,447
Approximately $2.4 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2021	2020	2021	2020
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$1,372	$1,938	$1,056	$1,477
Other postretirement costs	53	165	27	108
Recoverable undepreciated costs on retiring plants	667	664	667	664
Fermi 2 asset retirement obligation	613	645	613	645
Enhanced Tree Trimming Program deferred costs	189	119	189	119
Recoverable Michigan income taxes	163	176	133	142
Accrued PSCR/GCR revenue	160	100	142	100
Energy Waste Reduction incentive	79	62	63	49
Recoverable income taxes related to AFUDC equity	68	64	61	54
Deferred environmental costs	51	57	—	—
Unamortized loss on reacquired debt	51	55	38	41
Customer360 deferred costs	46	51	46	51
Nuclear Performance Evaluation and Review Committee Tracker	39	55	39	55
Non-service pension and other postretirement costs	25	21	—	—
Energy Waste Reduction	20	19	—	—
Other recoverable income taxes	16	19	16	19
Transitional Reconciliation Mechanism	8	11	8	11
Other	57	33	38	28
	3,677	4,254	3,136	3,563
Less amount included in Current Assets	(195)	(129)	(168)	(123)
	$3,482	$4,125	$2,968	$3,440

	DTE Energy		DTE Electric
	2021	2020	2021	2020
Liabilities	(In millions)
Refundable federal income taxes	$2,117	$2,255	$1,729	$1,827
Removal costs liability	679	831	283	410
Negative other postretirement offset	150	122	106	86
Non-service pension and other postretirement costs	110	78	54	36
Incremental tree trim surge	90	—	90	—
COVID-19 voluntary refund	30	30	30	30
Energy Waste Reduction	27	15	27	15
Renewable energy	13	21	13	21
Other	46	50	43	25
	3,262	3,402	2,375	2,450
Less amount included in Current Liabilities	(156)	(39)	(154)	(18)
	$3,106	$3,363	$2,221	$2,432
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
ASSETS
•Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as Regulatory assets since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for additional information regarding the changes in pension and other postretirement costs for the period and the impact on Regulatory assets.(a)
•Recoverable undepreciated costs on retiring plants — Deferral of estimated remaining balances associated with coal power plants expected to be retired by the end of 2022. Amounts also include $73 million for the remaining undepreciated cost of the River Rouge power plant, which was retired in 2021 and approved for securitization and recovery in the MPSC's June 2021 order. Refer to the "2021 Securitization Filing" section below for additional information.
•Fermi 2 asset retirement obligation — Obligation for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)
•Enhanced Tree Trimming Program deferred costs — The MPSC approved the deferral of costs for a tree trimming surge through 2022, aimed at reducing the number and duration of customer interruptions.  The MPSC also approved the securitization and recovery of up to $157 million of these costs in their June 2021 order. Refer to the "2021 Securitization Filing" section below for additional information. Additional tree trim surge costs are expected to be recovered through future securitization filings. DTE Electric also requested continued deferral of tree trimming surge costs through 2024 in its January 21, 2022 rate case filing, with an MPSC order expected in November 2022.
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
•Accrued PSCR/GCR revenue — Receivable for the temporary under-recovery of and carrying costs on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary under-recovery of and carrying costs on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.
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
•Nuclear Performance Evaluation and Review Committee Tracker — Deferral and amortization of certain costs associated with oversight and review of DTE Electric's nuclear power generation program, including safety and regulatory compliance, nuclear leadership, nuclear facilities, and operational and financial performance, pursuant to MPSC authorization. Deferrals are amortized over a five-year period with recovery through base rate filings.
•Non-service pension and other postretirement costs — Upon adoption of ASU 2017-07 on January 1, 2018, certain non-service pension and other postretirement costs are no longer capitalized into Property, Plant & Equipment. Such costs may be recorded to Regulatory assets for ratemaking purposes and recovered as amortization expense based on the composite depreciation rate for plant-in-service.
•Energy Waste Reduction — Receivable for the under-recovery of energy waste reduction costs incurred by DTE Gas which are recoverable through a surcharge.(a)
•Other recoverable income taxes — Income tax receivable from DTE Electric's customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric's rates. This asset will reverse over the remaining life of the related plant.
•Transitional Reconciliation Mechanism — The MPSC approved the recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014. Annual reconciliations are filed and surcharges are implemented to recover approved amounts.
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
•Removal costs liability — The amounts collected from customers to fund future asset removal activities in excess of removal costs incurred.
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
•Incremental tree trim surge — One-time voluntary refund to be administered by investing in tree trimming, incremental to the Enhanced Tree Trimming Program, without seeking future cost recovery. Refer to the “2020-2021 Accounting Applications” section below for additional information regarding the refund.
•COVID-19 voluntary refund — One-time refund obligation owed to DTE Electric customers due to certain sales increases driven by the COVID-19 pandemic. Amortization of the liability will be used to offset the cost of service related to new plant, beginning January 1, 2022 and continuing until the earlier of the implementation of new base rates or December 31, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
•Energy Waste Reduction — Amounts collected in rates in excess of energy waste reduction costs incurred by DTE Electric.
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
On August 31, 2021, DTE Electric filed an accounting application with the MPSC requesting approval of a one-time voluntary refund of $70 million collected in 2021 associated with the unexpected customer usage patterns due to the COVID-19 pandemic. This refund will be administered by investing in additional tree trimming without seeking future cost recovery. Such efforts would serve to improve customer reliability without impacting rates, thus providing an affordability benefit to customers. These investments will be incremental to the Tree Trim Surge expenses previously authorized by the MPSC.
On November 4, 2021, the MPSC issued an order authorizing the one-time accounting and a regulatory liability for a minimum of $70 million. In that order, the MPSC directed DTE Electric to file a letter before December 31, 2021 indicating the amount of the final regulatory liability it planned to record.
On December 27, 2021, DTE Electric submitted a letter to the MPSC substantiating that a regulatory liability of $90 million would be recorded. On December 28, 2021, the MPSC Staff confirmed that DTE Electric complied with the requirements set forth in the November 4th order. Accordingly, DTE Electric recognized the regulatory liability of $90 million and will relieve the liability as the additional tree trim expenses are incurred during 2022-2023. If the full $90 million is not spent by the end of 2023, DTE Electric will provide refunds to customers via bill credits for any shortage.
2021 Securitization Filing
On March 26, 2021, DTE Electric filed an application requesting a financing order approving the securitization financing of $184 million of qualified costs related to the net book value of the River Rouge generation plant and tree trimming surge program costs. The filing requested recovery of these qualifying costs from DTE Electric's customers.
A final MPSC financing order was issued on June 23, 2021 authorizing DTE Electric to proceed with the issuance of securitization bonds for qualified costs of up to $236 million, increased for the inclusion of deferred income taxes. The financing order further authorized customer charges for the timely recovery of the debt service costs on the securitization bonds and other ongoing qualified costs. Securitization financing is expected to occur in March 2022.
2021 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on February 12, 2021 requesting an increase in base rates of $195 million based on a projected twelve-month period ending December 31, 2022. The requested increase in base rates was primarily due to an increase in net plant resulting from infrastructure investments and operating and maintenance expenses. The rate filing also requested an increase in return on equity from 9.9% to 10.25% and included projected changes in sales and working capital. On December 9, 2021, the MPSC issued an order approving an annual revenue increase of $84 million for services rendered on or after January 1, 2022 and a return on equity of 9.9%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
2022 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on January 21, 2022 requesting an increase in base rates of $388 million based on a projected twelve-month period ending October 31, 2023. The requested increase in base rates is primarily due to an increase in net plant resulting from generation and distribution investments, as well as related increases to depreciation and property tax expenses. The rate filing also requested an increase in return on equity from 9.9% to 10.25% and includes projected changes in sales. A final MPSC order in this case is expected in November 2022.

NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $31 million and $8 million at December 31, 2021 and 2020, respectively.
On July 1, 2021, DTE Energy completed the separation of its natural gas pipeline, storage and gathering non-utility business, DT Midstream. Refer to Note 4 to the Consolidated Financial Statements, "Dispositions and Impairments" for additional information regarding the separation. The separation was a tax free distribution to shareholders, but triggered certain tax effects at DTE Energy including the remeasurement of state deferred tax assets and liabilities and the recognition of a deferred intercompany gain. The state remeasurement reduced deferred tax liabilities and generated a deferred tax benefit of $85 million. The recognition of the deferred intercompany gain resulted in $9 million of additional deferred tax expense. Both of these impacts were reflected in Income Tax Expense (Benefit) in the Consolidated Statements of Operations for the year ended December 31, 2021.
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2021	2020	2019
DTE Energy	(In millions)
Income Before Income Taxes	$656	$1,082	$1,013
Income tax expense at 21% statutory rate	$138	$227	$213
Production tax credits	(138)	(121)	(128)
TCJA regulatory liability amortization	(103)	(76)	(38)
State deferred tax remeasurement due to separation of DT Midstream, net of federal benefit	(85)	—	—
Investment tax credits	(3)	(4)	(4)
Net operating loss carryback	—	(34)	—
Enactment of West Virginia income tax legislation, net of federal benefit	8	—	—
Deferred intercompany gain	9	—	—
Valuation allowance on charitable contribution carryforwards	18	3	6
State and local income taxes, excluding items above, net of federal benefit	30	47	29
Other, net	(4)	(5)	(7)
Income Tax Expense (Benefit)	$(130)	$37	$71
Effective income tax rate	(19.9)%	3.4%	7.0%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2021	2020	2019
DTE Electric	(In millions)
Income Before Income Taxes	$970	$887	$854
Income tax expense at 21% statutory rate	$204	$186	$179
TCJA regulatory liability amortization	(73)	(62)	(35)
Production tax credits	(70)	(55)	(45)
Investment tax credits	(3)	(4)	(4)
State and local income taxes, excluding items above, net of federal benefit	54	50	49
Other, net	(8)	(6)	(6)
Income Tax Expense	$104	$109	$138
Effective income tax rate	10.7%	12.3%	16.2%
Components of the Registrants' Income Tax Expense were as follows:

	2021	2020	2019
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(33)	$(249)	$(183)
State and other income tax	(12)	4	3
Total current income taxes	(45)	(245)	(180)
Deferred income tax expense (benefit)
Federal	(42)	227	218
State and other income tax	(43)	55	33
Total deferred income taxes	(85)	282	251
	$(130)	$37	$71

	2021	2020	2019
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$(11)	$15	$25
State and other income tax	(7)	5	16
Total current income taxes	(18)	20	41
Deferred income tax expense
Federal	47	30	51
State and other income tax	75	59	46
Total deferred income taxes	122	89	97
	$104	$109	$138
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrants' Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2021	2020	2021	2020
	(In millions)
Property, plant, and equipment	$(3,970)	$(3,691)	$(3,428)	$(3,099)
Regulatory assets and liabilities	(117)	(102)	(64)	(53)
Tax credit carry-forwards	1,260	1,144	379	278
Pension and benefits	310	310	282	264
Federal net operating loss carry-forward	199	109	5	—
State and local net operating loss carry-forwards	73	36	15	—
Investments in equity method investees	58	51	(1)	—
Other	75	115	71	85
	(2,112)	(2,028)	(2,741)	(2,525)
Less: Valuation allowance	(51)	(41)	—	—
Long-term deferred income tax liabilities	$(2,163)	$(2,069)	$(2,741)	$(2,525)

Deferred income tax assets	$2,224	$2,050	$988	$883
Deferred income tax liabilities	(4,387)	(4,119)	(3,729)	(3,408)
	$(2,163)	$(2,069)	$(2,741)	$(2,525)
Tax credit carry-forwards for DTE Energy include $1.3 billion of general business credits that expire from 2032 through 2041. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Energy has a pre-tax federal net operating loss carry-forward of $950 million as of December 31, 2021. The net operating loss carry-forwards generated in 2015 and 2016 will expire from 2035 through 2036, and the net operating loss carry-forward generated in 2018 and subsequent years will be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $73 million and $36 million at December 31, 2021 and 2020, respectively. Most of the state and local net operating loss carry-forwards expire from 2022 through 2041 with the remainder being carried forward indefinitely.
DTE Energy has recorded valuation allowances of $51 million and $41 million at December 31, 2021 and 2020, respectively, including $29 million and $30 million for the respective periods related to the state net operating loss carryforwards noted above. The remaining valuation allowances related to charitable contribution carryforwards. The change in balances in 2021 includes establishing a valuation allowance of $18 million based on a change in expected ability to utilize certain of these charitable contributions carryforwards.
In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Tax credit carry-forwards for DTE Electric include $379 million of general business credits that expire from 2036 through 2041. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has a pre-tax federal net operating loss carry-forward of $24 million as of December 31, 2021. The net operating loss carry-forward will be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has $15 million in state and local deferred tax assets related to net operating loss carry-forwards at December 31, 2021 which will expire in 2030 and 2031. DTE Electric had no state and local deferred tax assets related to net operating loss carry-forwards at December 31, 2020. No valuation allowance is required for the state and local net operating loss deferred tax assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2021	2020	2019
DTE Energy	(In millions)
Balance at January 1	$10	$10	$10
Additions for tax positions of prior years	—	—	—
Balance at December 31	$10	$10	$10

	2021	2020	2019
DTE Electric	(In millions)
Balance at January 1	$13	$13	$13
Additions for tax positions of prior years	—	—	—
Balance at December 31	$13	$13	$13
If recognized, all of the Registrants' unrecognized tax benefits would favorably impact their effective tax rate in future years. The Registrants do not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on the Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $5 million at December 31, 2021 and 2020. DTE Energy recognized a nominal amount of interest expense related to income taxes in 2021 and $1 million in 2020 and 2019. DTE Energy has not accrued any penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $7 million at December 31, 2021 and $6 million at December 31, 2020. DTE Electric recognized interest expense related to income taxes of $1 million in 2021, 2020, and 2019. DTE Electric has not accrued any penalties pertaining to income taxes.
In 2021, DTE Energy, including DTE Electric, settled a federal tax audit for the 2019 tax year. DTE Energy's federal income tax returns for 2020 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax returns for the years 2008-2011 and Michigan Corporate Income Tax returns for the year 2017 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy's participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units and performance shares do not receive cash dividends; as such, these awards are not considered participating securities. For additional information, see Notes 14 and 21 to the Consolidated Financial Statements, "Long-Term Debt" and "Stock-Based Compensation," respectively.
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2021	2020	2019
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$796	$1,054	$955
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
	$794	$1,052	$953
Net Income Attributable to DTE Energy Company — discontinued operations	111	314	214
Net income available to common shareholders — basic	$905	$1,366	$1,167

Average number of common shares outstanding — basic	193	193	185

Income from continuing operations	$4.11	$5.46	$5.16
Income from discontinued operations	0.57	1.63	1.16
Basic Earnings per Common Share	$4.68	$7.09	$6.32

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$796	$1,054	$955
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
	$794	$1,052	$953
Net Income Attributable to DTE Energy Company — discontinued operations	111	314	214
Net income available to common shareholders — diluted	$905	$1,366	$1,167

Average number of common shares outstanding — basic	193	193	185
Average dilutive equity units and performance share awards	1	—	—
Average number of common shares outstanding — diluted	194	193	185

Income from continuing operations	$4.10	$5.45	$5.15
Income from discontinued operations	0.57	1.63	1.16
Diluted Earnings per Common Share(a)	$4.67	$7.08	$6.31
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 11.5 million for the year ended December 31, 2021 and 10.3 million for the years ended December 31, 2020 and 2019, respectively, as the dilutive stock price threshold was not met. For more information regarding equity units, see Note 14 to the Consolidated Financial Statements, "Long-Term Debt."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2021 and 2020. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	December 31, 2021						December 31, 2020
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$4	$—	$—	$—	$—	$4	$438	$—	$—	$—	$—	$438
Nuclear decommissioning trusts
Equity securities	917	—	—	190	—	1,107	947	—	—	222	—	1,169
Fixed income securities	124	418	—	102	—	644	102	371	—	82	—	555
Private equity and other	—	—	—	205	—	205	—	—	—	104	—	104
Hedge funds and similar investments	58	18	—	—	—	76	—	—	—	—	—	—
Cash equivalents	39	—	—	—	—	39	27	—	—	—	—	27
Other investments(d)
Equity securities	68	—	—	—	—	68	55	—	—	—	—	55
Fixed income securities	7	—	—	—	—	7	8	—	—	—	—	8
Cash equivalents	86	—	—	—	—	86	97	—	—	—	—	97
Derivative assets
Commodity contracts(e)
Natural gas	273	115	66	—	(394)	60	99	74	60	—	(156)	77
Electricity	—	500	143	—	(441)	202	—	128	52	—	(120)	60
Environmental & Other	—	285	9	—	(285)	9	—	150	4	—	(135)	19
Total derivative assets	273	900	218	—	(1,120)	271	99	352	116	—	(411)	156
Total	$1,576	$1,336	$218	$497	$(1,120)	$2,507	$1,773	$723	$116	$408	$(411)	$2,609

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(177)	$(172)	$(245)	$—	$347	$(247)	$(88)	$(59)	$(76)	$—	$151	$(72)
Electricity	—	(434)	(188)	—	443	(179)	—	(126)	(42)	—	125	(43)
Environmental & Other	—	(288)	—	—	288	—	—	(137)	—	—	129	(8)
Foreign currency exchange contracts	—	(4)	—	—	—	(4)	—	(5)	—	—	—	(5)
Total	$(177)	$(898)	$(433)	$—	$1,078	$(430)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$1,399	$438	$(215)	$497	$(42)	$2,077	$1,685	$396	$(2)	$408	$(6)	$2,481

Assets
Current	$227	$646	$166	$—	$(854)	$185	$532	$260	$92	$—	$(330)	$554
Noncurrent	1,349	690	52	497	(266)	2,322	1,241	463	24	408	(81)	2,055
Total Assets	$1,576	$1,336	$218	$497	$(1,120)	$2,507	$1,773	$723	$116	$408	$(411)	$2,609
Liabilities
Current	$(168)	$(609)	$(260)	$—	$799	$(238)	$(84)	$(223)	$(79)	$—	$318	$(68)
Noncurrent	(9)	(289)	(173)	—	279	(192)	(4)	(104)	(39)	—	87	(60)
Total Liabilities	$(177)	$(898)	$(433)	$—	$1,078	$(430)	$(88)	$(327)	$(118)	$—	$405	$(128)
Net Assets (Liabilities) at end of period	$1,399	$438	$(215)	$497	$(42)	$2,077	$1,685	$396	$(2)	$408	$(6)	$2,481
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts consisted of $1 million and $2 million of cash equivalents included in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at December 31, 2021 and December 31, 2020, respectively. All other amounts are included in Cash and cash equivalents on the Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2021					December 31, 2020
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents	$—	$—	$—	$—	$—	$4	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	917	—	—	190	1,107	947	—	—	222	1,169
Fixed income securities	124	418	—	102	644	102	371	—	82	555
Private equity and other	—	—	—	205	205	—	—	—	104	104
Hedge funds and similar investments	58	18	—	—	76	—	—	—	—	—
Cash equivalents	39	—	—	—	39	27	—	—	—	27
Other investments
Equity securities	20	—	—	—	20	16	—	—	—	16
Fixed income securities	—	—	—	—	—	—	—	—	—	—
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	9	—	9	—	—	4	—	4
Total	$1,169	$436	$9	$497	$2,111	$1,107	$371	$4	$408	$1,890

Assets
Current	$—	$—	$9	$—	$9	$4	$—	$4	$—	$8
Noncurrent	1,169	436	—	497	2,102	1,103	371	—	408	1,882
Total Assets	$1,169	$436	$9	$497	$2,111	$1,107	$371	$4	$408	$1,890
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
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly, as well as publicly traded commingled funds, are valued using quoted market prices in actively traded markets. Non-exchange traded fixed income securities are valued based upon quotations available from brokers or pricing services.
Non-publicly traded commingled funds holding exchange-traded equity or debt securities are valued based on stated NAVs. There are no significant restrictions for these funds and investments may be redeemed with 7 to 65 days notice depending on the fund. There is no intention to sell the investment in these commingled funds.
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $199 million and $183 million as of December 31, 2021 and 2020, respectively.
Hedge funds and similar investments utilize a diversified group of strategies that attempt to capture uncorrelated sources of return. These investments include publicly traded mutual funds that are valued using quoted prices in actively traded markets, as well as insurance-linked and asset-backed securities and that are valued using quotations from broker or pricing services.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(16)	$10	$4	$(2)	$(15)	$16	$3	$4
Transfers from Level 3 into Level 2	—	—	—	—	(2)	—	—	(2)
Total gains (losses)
Included in earnings(a)	(343)	54	—	(289)	(75)	113	(7)	31
Recorded in Regulatory liabilities	—	—	19	19	—	—	20	20
Purchases, issuances, and settlements:
Settlements	180	(109)	(14)	57	76	(119)	(12)	(55)
Net Assets (Liabilities) as of December 31	$(179)	$(45)	$9	$(215)	$(16)	$10	$4	$(2)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31(a)	$(208)	$4	$(72)	$(276)	$(4)	$70	$(70)	$(4)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$—	$—	$9	$9	$—	$—	$4	$4
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2021	2020
	(In millions)
Net Assets as of January 1	$4	$3
Total gains recorded in Regulatory liabilities	19	20
Purchases, issuances, and settlements:
Settlements	(14)	(19)
Net Assets as of December 31	$9	$4
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$9	$4
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the years ended December 31, 2021 and 2020.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$66	$(245)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36)	—	$3.82	/MMBtu	$(0.04)	/MMBtu
Electricity	$143	$(188)	Discounted Cash Flow	Forward basis price (per MWh)	$(12)	—	$7	/MWh	$(2)	/MWh

	December 31, 2020
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(76)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.86)	—	$2.50	/MMBtu	$(0.07)	/MMBtu
Electricity	$52	$(42)	Discounted Cash Flow	Forward basis price (per MWh)	$(9)	—	$6	/MWh	$—	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$150	$—	$—	$167	$141	$—	$—	$141
Short-term borrowings	$758	$—	$758	$—	$38	$—	$38	$—
Notes payable(b)	$27	$—	$—	$27	$19	$—	$—	$19
Long-term debt(c)	$17,378	$2,284	$15,425	$1,207	$19,439	$2,547	$18,230	$1,397
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$17	$—	$—	$17	$16	$—	$—	$16
Short-term borrowings — affiliates	$53	$—	$—	$53	$101	$—	$—	$101
Short-term borrowings — other	$153	$—	$153	$—	$—	$—	$—	$—
Notes payable(b)	$27	$—	$—	$27	$17	$—	$—	$17
Long-term debt(c)	$8,907	$—	$9,898	$150	$8,236	$—	$9,579	$379
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2021	2020
	(In millions)
Fermi 2	$2,051	$1,841
Fermi 1	3	3
Low-level radioactive waste	17	11
	$2,071	$1,855

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Realized gains	$95	$192	$56
Realized losses	$(12)	$(111)	$(31)
Proceeds from sale of securities	$1,047	$2,350	$788
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2021			December 31, 2020
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,107	$546	$(9)	$1,169	$468	$(6)
Fixed income securities	644	23	(6)	555	22	(1)
Private equity and other	205	58	(8)	104	11	—
Hedge funds and similar investments	76	1	(2)	—	—	—
Cash equivalents	39	—	—	27	—	—
	$2,071	$628	$(25)	$1,855	$501	$(7)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2021
(In millions)
Due within one year	$20
Due after one through five years	135
Due after five through ten years	109
Due after ten years	278
$542
Fixed income securities held in nuclear decommissioning trust funds include $102 million of non-publicly traded commingled funds that do not have a contractual maturity date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Securities
At December 31, 2021 and 2020, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrants' gains (losses) related to the trust:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Gains (losses) related to equity securities	$7	$(1)	$27
Gains (losses) related to fixed income securities	—	(2)	10
	$7	$(3)	$37

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
DTE Vantage — This segment manages and operates renewable gas recovery projects, industrial energy projects, reduced emissions fuel projects, and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2021 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(4)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$454	$(594)	$233	$(223)
Electricity	643	(622)	180	(168)
Environmental & Other	294	(288)	154	(137)
Foreign currency exchange contracts	—	—	—	(1)
Total derivatives not designated as hedging instruments	$1,391	$(1,504)	$567	$(529)

Current	$1,035	$(1,037)	$446	$(386)
Noncurrent	356	(471)	121	(147)
Total derivatives	$1,391	$(1,508)	$567	$(533)
The fair value of derivative instruments at DTE Electric was $9 million and $4 million at December 31, 2021 and 2020, respectively, comprised of FTRs recorded to Other current assets on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $18 million outstanding at December 31, 2021 and $7 million at December 31, 2020, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $37 million and $9 million at December 31, 2021 and 2020, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2021	2020
	(In millions)
Cash collateral netted against Derivative assets	$(90)	$(12)
Cash collateral netted against Derivative liabilities	48	6
Cash collateral recorded in Accounts receivable(a)	55	14
Cash collateral recorded in Accounts payable(a)	(21)	(1)
Total net cash collateral posted (received)	$(8)	$7
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2021			December 31, 2020
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$454	$(394)	$60	$233	$(156)	$77
Electricity	643	(441)	202	180	(120)	60
Environmental & Other	294	(285)	9	154	(135)	19
Total derivative assets	$1,391	$(1,120)	$271	$567	$(411)	$156

Derivative liabilities
Commodity contracts
Natural gas	$(594)	$347	$(247)	$(223)	$151	$(72)
Electricity	(622)	443	(179)	(168)	125	(43)
Environmental & Other	(288)	288	—	(137)	129	(8)
Foreign currency exchange contracts	(4)	—	(4)	(5)	—	(5)
Total derivative liabilities	$(1,508)	$1,078	$(430)	$(533)	$405	$(128)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2021				December 31, 2020
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$1,035	$356	$(1,037)	$(471)	$446	$121	$(386)	$(147)
Counterparty netting	(791)	(239)	791	239	(318)	(81)	318	81
Collateral adjustment	(63)	(27)	8	40	(12)	—	—	6
Total derivatives as reported	$181	$90	$(238)	$(192)	$116	$40	$(68)	$(60)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2021	2020	2019
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(224)	$(70)	$44
Natural gas	Fuel, purchased power, gas, and other — non-utility	(89)	20	(5)
Electricity	Operating Revenues — Non-utility operations	169	91	44
Environmental & Other	Operating Revenues — Non-utility operations	(40)	(118)	(26)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	(6)	(2)
Total		$(184)	$(83)	$55

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2021:

Commodity	Number of Units
Natural gas (MMBtu)	2,139,606,569
Electricity (MWh)	32,140,743
Foreign currency exchange ($ CAD)	116,073,431
Renewable Energy Certificates (MWh)	7,711,766
Carbon emissions (Metric Ton)	1,142,009
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2021, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $667 million.
As of December 31, 2021, DTE Energy had $1.3 billion of derivatives in net liability positions, for which hard triggers exist. There is $8 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $1.0 billion. The net remaining amount of $232 million is derived from the $667 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 14 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2021	2020
			(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured	2.1%	2022 — 2030	$5,555	$8,175
DTE Electric Debt, Principally Secured	3.7%	2022 — 2051	8,988	8,308
DTE Gas Debt, Principally Secured	3.9%	2023 — 2051	2,065	1,910
			16,608	18,393
Unamortized debt discount			(23)	(25)
Unamortized debt issuance costs			(90)	(104)
Long-term debt due within one year			(2,866)	(462)
			$13,629	$17,802
Junior Subordinated Debentures
Subordinated Debentures	4.8%	2077 — 2081	$910	$1,210
Unamortized debt issuance costs			(27)	(35)
			$883	$1,175
_______________________________________
(a)Weighted average interest rate as of December 31, 2021.
DTE Electric's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2021	2020
			(In millions)
Mortgage bonds, notes, and other
Long Term Debt, Principally Secured	3.7%	2022 — 2051	$8,988	$8,308
Unamortized debt discount			(19)	(16)
Unamortized debt issuance costs			(62)	(56)
Long-term debt due within one year			(316)	(462)
			$8,591	$7,774
_______________________________________
(a)Weighted average interest rate as of December 31, 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Issuances
In 2021, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds(a)	1.90%	2028	$575
DTE Electric	March	Mortgage bonds(a)	3.25%	2051	425
DT Midstream	June	Senior notes(b)	4.125%	2029	1,100
DT Midstream	June	Senior notes(b)	4.375%	2031	1,000
DT Midstream	June	Term loan facility(b)	Variable	2028	1,000
DTE Gas	November	Mortgage bonds(c)	2.07%	2031	60
DTE Gas	November	Mortgage bonds(c)	2.85%	2051	95
DTE Energy	November	Junior subordinated debentures(d)	4.375%	2081	280
					$4,535
_______________________________________
(a)Bonds were issued as Green Bonds and the proceeds will be used to finance qualified expenditures for solar and wind energy, payments under power purchase agreements for solar and wind energy, and energy optimization programs.
(b)Proceeds used for the repayment of short-term borrowings due to DTE Energy to facilitate the separation of DT Midstream, as well as a one-time special dividend provided to DTE Energy. The debt was transferred to DT Midstream upon its separation on July 1, 2021. Refer to Note 4 to the Consolidated Financial Statements, “Dispositions and Impairments,” for additional information and to the Debt Redemptions section below for DTE Energy's use of the proceeds received from DT Midstream.
(c)Proceeds used for the repayment of short-term borrowings and general corporate purposes, including capital expenditures.
(d)Proceeds used for the repayment of $280 million of DTE Energy's 2016 Series F 6.00% Junior Subordinated Debentures due 2076.
In September 2021, DTE Electric completed a mandatory remarketing of $82 million of 1.45% Tax-Exempt Revenue Bonds at the same rate of 1.45% until maturity in 2030 and $59 million of 1.45% Tax-Exempt Revenue Bonds at a rate of 1.35% until maturity in 2029.
Debt Redemptions
In 2021, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	April	Mortgage bonds	3.90%	2021	$250
DTE Electric	May	Mortgage bonds	7.00%	2021	33
DTE Energy	June	Junior subordinated debentures(a)	5.375%	2076	300
DTE Energy	July	Senior notes	3.30%	2022	300
DTE Energy	July	Senior notes	2.60%	2022	300
DTE Energy	July	Senior notes	3.70%	2023	600
DTE Energy	July	Senior notes	3.85%	2023	135
DTE Energy	July	Senior notes	3.50%	2024	350
DTE Energy	July	Senior notes	3.80%	2027	350
DTE Energy	July	Senior notes	3.40%	2029	21
DTE Energy	July	Senior notes	6.375%	2033	191
DTE Energy	August	Senior notes	3.85%	2023	165
DTE Energy	August	Senior notes	6.375%	2033	209
DTE Electric	August	Mortgage bonds	6.90%	2021	38
DTE Energy	December	Junior subordinated debentures(a)	6.00%	2076	280
					$3,522
_______________________________________
(a)Early redemptions and the write-off of unamortized issuance costs resulted in a total loss on extinguishment of debt of $17 million for the year ended December 31, 2021, including $8 million for the June redemption and $9 million for the December redemption.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
During the third quarter 2021, DTE Energy optionally redeemed $2.6 billion of Senior Notes included in the table above using proceeds from DT Midstream's repayment of short-term borrowings and one-time special dividend. To early retire this debt and reduce future interest expense, DTE Energy incurred prepayment costs of $361 million and wrote off $15 million of unamortized issuance costs and discounts related to the debt. These amounts have been included within the Loss on extinguishment of debt line item within the Consolidated Statements of Operations for the year ended December 31, 2021.
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2022	2023	2024	2025	2026	2027 and Thereafter	Total
	(In millions)
DTE Energy(a)	$2,866	$277	$1,075	$1,220	$777	$11,302	$17,517
DTE Electric	$316	$202	$400	$350	$177	$7,543	$8,988
_______________________________________
(a)Amounts include DTE Electric's scheduled debt maturities.
The following table shows scheduled interest payments related to the Registrants' long-term debt:

	2022	2023	2024	2025	2026	2027 and Thereafter	Total
	(In millions)
DTE Energy(a)	$575	$548	$529	$494	$450	$7,510	$10,106
DTE Electric	$330	$322	$305	$292	$284	$4,222	$5,755
_______________________________________
(a)Amounts include DTE Electric's scheduled interest payments.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2021, no interest payments have been deferred on the Junior Subordinated Debentures.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The stock purchase contract obligates the holder to purchase from DTE Energy on the settlement date, November 1, 2022, for a price of $50 per stock purchase contract, a certain number of shares of DTE Energy's common stock. As a result of the separation of DT Midstream in July 2021, there was a change in the settlement rates in the stock purchase contract to reflect the dividend of DT Midstream stock to DTE Energy shareholders. As adjusted for this change, anti-dilution adjustments to date, and subject to future anti-dilution adjustments, the following number of shares must be purchased:
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
The present value of the future contract adjustment payments of $150 million was recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability is included in Current Liabilities — Other and Other Liabilities —Other on DTE Energy’s Consolidated Statements of Financial Position. On February 1, 2020, DTE Energy began paying the stock purchase contract holders quarterly contract adjustment payments at a rate of 4% per year of the stated amount of $50 per equity unit, or $2 per year. Interest payments on the RSNs are being recorded as Interest expense and stock purchase contract payments are being charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed Interest expense.
The treasury stock method is used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $133.08 (the threshold appreciation price). At December 31, 2021, the stock purchase price contract was anti-dilutive and, therefore, not included in the computation of diluted earnings per share.
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
Selected information about DTE Energy’s equity units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-Term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Settlement Date	Stock Purchase Contract Liability(a)	RSN Maturity Date
(In millions, except interest rates)
11/1/19	26	$1,265	$1,300	2.25%	4.0%	11/1/2022	$150	11/1/2025
_______________________________________
(a)Payments of $50 million and $49 million were made in 2021 and 2020, respectively. The stock purchase contract liability was $51 million and $101 million as of December 31, 2021 and 2020, respectively, exclusive of interest.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2021, the amount of authorized and unissued stock is as follows:

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
In December 2021, DTE Energy entered into a $400 million unsecured term loan to raise additional liquidity, with terms consistent with the unsecured revolving credit agreements. No amount has been drawn as of December 31, 2021 and the loan will expire in June 2022.
The unsecured revolving credit agreements have historically required DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In June 2021, DTE Energy amended its total funded debt to capitalization ratio requirement to no more than 0.70 to 1 starting with the third quarter of 2021 and ending December 2022. The amendment was a result of temporary balance sheet impacts resulting from the separation of DT Midstream on July 1, 2021. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2021, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.66 to 1, 0.51 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The availability under the facilities in place at December 31, 2021 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring April 2025(a)	$1,500	$500	$300	$2,300
Unsecured term loan, expiring June 2022	400	—	—	400
Unsecured Canadian revolving credit facility, expiring May 2023	87	—	—	87
Unsecured letter of credit facility, expiring February 2023	150	—	—	150
Unsecured letter of credit facility, expiring July 2023	70	—	—	70
Unsecured letter of credit facility(b)	50	—	—	50
	2,257	500	300	3,057
Amounts outstanding at December 31, 2021
Revolver borrowings	75	—	—	75
Commercial paper issuances	320	153	210	683
Letters of credit	258	—	—	258
	653	153	210	1,016
Net availability at December 31, 2021	$1,604	$347	$90	$2,041
_______________________________________
(a)Total availability of $102 million expires in April 2024, including $67 million at DTE Energy, $22 million at DTE Electric, and $13 million at DTE Gas. All other availability expires in April 2025.
(b)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.
For DTE Energy, the weighted average interest rate for short-term borrowings was 0.3% and 1.1% at December 31, 2021 and 2020, respectively. For DTE Electric, the weighted average interest rate for short-term borrowings was 0.2% at December 31, 2021. There were no short-term borrowings outstanding as of December 31, 2020.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $50 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $50 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At December 31, 2021, the capacity under these facilities was $250 million. The amount outstanding under these agreements was $103 million and $49 million at December 31, 2021 and 2020, respectively, and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. As noted above, the total funded debt to capitalization ratio has been temporarily increased to 0.70 to 1 through December 2022. At December 31, 2021, the effect of this provision was a restriction on dividend payments to no more than $1.4 billion of DTE Energy's Retained earnings of $3.4 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 17 — LEASES
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
The following is a summary of the components of lease cost for the years ended December 31:

	DTE Energy			DTE Electric
	2021	2020	2019	2021	2020	2019
	(In millions)
Operating lease cost	$19	$21	$23	$14	$14	$17
Finance lease cost:
Amortization of right-of-use assets	7	5	4	6	4	4
Interest of lease liabilities	1	—	—	—	—	—
Total finance lease cost	8	5	4	6	4	4
Variable lease cost	9	10	10	—	—	—
Short-term lease cost	14	11	9	6	6	3
	$50	$47	$46	$26	$24	$24
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to other assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of other information related to leases for the years ended December 31:

	DTE Energy			DTE Electric
	2021	2020	2019	2021	2020	2019
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$8	$3	$5	$7	$2	$5
Operating cash flows for operating leases	$19	$22	$22	$14	$14	$16
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5	$2	$42	$1	$—	$27
Finance leases	$3	$19	$8	$1	$14	$—

Weighted Average Remaining Lease Term (Years)
Operating leases	12.7	12.1	12.1	10.3	10.4	10.6
Finance leases	7.8	7.6	9.1	2.1	3.1	2.0

Weighted Average Discount Rate
Operating leases	3.6%	3.6%	3.5%	3.4%	3.3%	3.3%
Finance leases	2.2%	2.0%	3.1%	1.0%	1.0%	3.1%
The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2021 are as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2022	$16	$8	$12	$6
2023	13	9	10	6
2024	11	3	8	1
2025	8	1	6	—
2026	7	1	5	—
2027 and thereafter	56	8	27	—
Total future minimum lease payments	111	30	68	13
Imputed interest	(23)	(3)	(12)	—
Lease liabilities	$88	$27	$56	$13
Finance leases reported on the Consolidated Statements of Financial Position are as follows for the years ended December 31:

	DTE Energy		DTE Electric
	2021	2020	2021	2020
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$26	$29	$12	$16
Current lease liabilities, within Current portion of long-term debt	$8	$7	$6	$6
Long-term lease liabilities	$19	$24	$7	$13

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Lessor
During the first quarter 2021, DTE Energy completed construction of and began operating certain energy infrastructure assets for a large industrial customer under a long-term agreement, where the assets will transfer to the customer at the end of the contract term in 2040. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing an additional net investment of $31 million. DTE Energy also leases a portion of its pipeline system through a finance lease contract that has been renewed through 2025, with additional renewal options reasonably certain to be exercised through 2040.
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
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	2021	2020	2019
	(In millions)
Fixed payments	$67	$57	$56
Variable payments	131	124	128
	$198	$181	$184

Operating revenues	$103	$99	$121
Other income	95	82	63
	$198	$181	$184
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2021 are as follows:

DTE Energy
(In millions)
2022	$15
2023	15
2024	15
2025	15
2026	11
2027 and thereafter	51
$122
Depreciation expense associated with DTE Energy's property under operating leases was $22 million, $24 million, and $23 million for the years ended December 31, 2021, 2020, and 2019 respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of property under operating leases for DTE Energy as of December 31:

	2021	2020
	(In millions)
Gross property under operating leases	$341	$389
Accumulated amortization of property under operating leases	$181	$191
The components of DTE Energy’s net investment in finance leases for remaining periods as of December 31, 2021 are as follows:

DTE Energy
(In millions)
2022	$23
2023	22
2024	22
2025	21
2026	21
2027 and thereafter	271
Total minimum future lease receipts	380
Residual value of leased pipeline	17
Less unearned income	198
Net investment in finance lease	199
Less current portion	6
$193
Interest income recognized under finance leases was $17 million, $16 million, and $5 million for the years ended December 31, 2021, 2020, and 2019, respectively. During 2020, DTE Energy also recognized $11 million of profit from the sale of membership interests in the REF business accounted for as a finance lease arrangement.

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. On April 30, 2018, the EPA finalized the State of Michigan's recommended marginal non-attainment designation for southeast Michigan. The State is planning to submit a request for redesignation of the southeast Michigan ozone non-attainment area to the EPA. However, the State is required to develop and implement a plan to address the non-attainment area. The plan will likely be submitted to the EPA by mid-2022 The Registrants cannot predict the scope and associated financial impact of the State's plan to address the ozone non-attainment area at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE rule was vacated and remanded back to the EPA in a D.C. Circuit Court decision on January 19, 2021. Petitions were filed asking the Supreme Court to review the D.C. Circuit's decision vacating the ACE rule, and the petition was granted in October 2021. A decision from the Supreme Court is expected by June 2022. The next steps taken by the EPA with respect to regulation of GHGs from EGUs is uncertain. Regardless of future rules, DTE Energy remains committed for its electric utility operations to reduce carbon emissions 32% by 2023, 50% by 2028, and 80% by 2040 from 2005 carbon emissions levels, and its goal of net zero emissions from its electric utility operations by 2050.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2021 and 2020, DTE Electric had $14 million and $10 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

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
On September 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" became effective and established April 11, 2021 as the new deadline for all unlined impoundments (including units previously classified as "clay-lined") to initiate closure. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, an additional revision to the CCR Rule "A Holistic Approach to Closure Part B: Alternate Demonstration for Unlined Surface Impoundments" was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric has submitted applications to the EPA that support continued use of all impoundments through their active lives. The applications are currently under review and the forced closure date of April 11, 2021 is effectively delayed while the EPA completes their review.
At the State level, legislation was signed by the Governor in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the statutory revision provides the basis of a CCR program that EGLE has submitted to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program. The EPA is currently working with EGLE in reviewing the submitted State program, and DTE Electric will work with EGLE to implement a State program that may be approved in the future.
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the 2015 ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On October 13, 2020, the EPA finalized the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule. The Reconsideration Rule re-establishes the technology-based effluent limitations guidelines and standards applicable to FGD wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025. FGD wastewater retrofits must be completed "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025 or December 31, 2028 if a permittee decides to pursue the Voluntary Incentives Program (VIP) subcategory for FGD wastewater. If a facility applies for the VIP, they must meet more stringent standards, but are allowed an extended time period to complete the project.
The Reconsideration Rule also provides additional compliance opportunities by finalizing low utilization and cessation of coal burning subcategories. The Reconsideration Rule provides new opportunities for DTE Electric to evaluate existing ELG compliance strategies and make any necessary adjustments to ensure full compliance with the ELGs in a cost-effective manner.
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. On October 11, 2021, in consideration of the deadlines above, DTE Electric submitted the appropriate documentation titled the Notice of Planned Participation (NOPP) to the State of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than 2028 and the VIP for FGD wastewater at Monroe power plant.
On July 27, 2021, the EPA announced they will revisit some of the compliance requirements that were established in the 2020 Reconsideration Rule and plan to release a new proposed rule in Fall of 2022. The 2020 Reconsideration Rule remains in effect until that time.
DTE Electric continues to evaluate compliance strategies, technologies, and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the EPA rules at the Monroe power plant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Electric has estimated the impact of the CCR and ELG rules to be $522 million of capital expenditures, including $417 million for 2022 through 2026.
DTE Gas
Air — In June 2020, DTE Energy expanded its net zero goal to include its gas utility operations by committing to reduce greenhouse gas emissions to net zero by 2050 from procurement of natural gas and within its gas utility. DTE Energy is working to source gas with lower methane intensity, reduce emissions through its gas main renewal and pipeline integrity programs, and if necessary, use carbon offsets to achieve net zero. DTE Gas also committed to helping its customers reduce their emissions from natural gas by 35% by 2050. To support this goal, DTE Gas launched its CleanVision Natural Gas Balance program in January 2021 that offers customers a way to reduce their carbon footprint using carbon offsets and renewable natural gas. The carbon offset program is focused on protecting Michigan forests that naturally absorb carbon dioxide.
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2021 and 2020, DTE Gas had $24 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of Michigan's SIP process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the state attain the standard and sustain its attainment. The Michigan SIP was completed and submitted to the EPA on May 31, 2016 and supplemented on June 30, 2016. On March 19, 2021, the EPA published in the Federal Register partial approval and partial disapproval of Michigan's Detroit SO2 non-attainment area plan. The partial disapproval does not appear to impact DTE's sources and further discussions are underway with the EPA to finalize the plan. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of any further emissions reductions that may be required from DTE's facilities at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. The EPA recently approved a clean data determination request submitted by EGLE. This does not automatically redesignate the area to attainment. Until the area is officially redesignated as attainment, DTE Energy is unable to determine the impacts.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2021 was approximately $70 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2021 was $720 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at December 31, 2021. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2021, DTE Energy had $168 million of performance bonds outstanding, including $119 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 5,200 represented employees, including DTE Electric's approximately 2,700 represented employees. This represents 50% and 57% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 15% and 21% have contracts expiring within one year for DTE Energy and DTE Electric, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Purchase Commitments
As of December 31, 2021, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2022 through 2051 for DTE Energy, and 2022 through 2051 for DTE Electric, as detailed in the following tables:

	2022	2023	2024	2025	2026	2027 and Thereafter	Total
DTE Energy	(In millions)
Long-term power purchase agreements(a)	$87	$92	$103	$103	$103	$986	$1,474
Other purchase commitments(b)	3,203	1,704	1,174	482	357	980	7,900
Total commitments	$3,290	$1,796	$1,277	$585	$460	$1,966	$9,374

	2022	2023	2024	2025	2026	2027 and Thereafter	Total
DTE Electric	(In millions)
Long-term power purchase agreements(a)	$92	$97	$108	$108	$109	$1,006	$1,520
Other purchase commitments(b)	365	402	431	197	118	275	1,788
Total commitments	$457	$499	$539	$305	$227	$1,281	$3,308
_______________________________________
(a)The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 28% to 100%. Purchase commitments for DTE Electric include affiliate agreements with DTE Sustainable Generation that are eliminated in consolidation for DTE Energy.
(b)Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.
Utility capital expenditures and expenditures for non-utility businesses will be approximately $3.7 billion and $2.7 billion in 2022 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2022 annual capital expenditures.
COVID-19 Pandemic
DTE Energy has been actively monitoring the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on operating costs, customer demand, and recoverability of assets that could materially impact the Registrants' financial results.
In 2021 and 2020, the COVID-19 pandemic has impacted DTE Electric sales volumes. As businesses have transitioned to more remote operations, related sales volumes have been lower for commercial and industrial customers and higher for residential customers as compared to historical volumes before the pandemic. This impact has contributed to a net reduction in DTE Electric sales for these customers, but has been offset by favorable rate mix. Therefore, there has not been a significant impact to the Registrants' Consolidated Financial Statements.
In 2020, COVID-19 also resulted in incremental operating expenses at the electric and gas utilities related to personal protective equipment and other health and safety-related matters, as well as lower volumes for certain companies within the DTE Vantage segment. For the year ended December 31, 2021, however, there has not been any significant impact to operating expenses or DTE Vantage volumes attributable to the COVID-19 pandemic.
In consideration of the above factors and all other current and expected impacts to the Registrants' performance and cash flows resulting from the COVID-19 pandemic, there have been no material adjustments or reserves deemed necessary as of December 31, 2021. The Registrants cannot predict the future impacts of the COVID-19 pandemic on the Consolidated Financial Statements, as developments involving COVID-19 and its related effects on economic and operating conditions remain highly uncertain.

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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $57 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement agreement, including extensions, provides for a claims process and payment of delay-related costs experienced by DTE Electric through 2022. DTE Electric's claims are being settled and paid on a timely basis. The settlement proceeds reduce the cost of the dry cask storage facility assets and provide reimbursement for related operating expenses.
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
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2021:

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
(a)Sponsored by Shenango, LLC
(b)Sponsored by DTE Energy Company

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are primarily sponsored by the LLC. DTE Electric accounts for its participation in DTE Energy's qualified and non-qualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. In addition, the service cost and non-service cost components are presented in Operation and maintenance in DTE Electric's Consolidated Statements of Operations. The same non-service cost components are presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations. Plan participants of all plans are solely DTE Energy and affiliate participants.
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
Net pension cost for DTE Energy includes the following components:

	2021	2020	2019
	(In millions)
Service cost	$108	$99	$84
Interest cost	158	186	219
Expected return on plan assets	(339)	(334)	(325)
Amortization of:
Net actuarial loss	196	171	131
Prior service cost	—	1	1
Settlements	16	25	2
Net pension cost	$139	$148	$112

	2021	2020
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(376)	$137
Amortization of net actuarial loss	(209)	(193)
Prior service cost	4	—
Amortization of prior service cost	(3)	(1)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(584)	$(57)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$(445)	$91

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2021	2020
	(In millions)
Accumulated benefit obligation, end of year	$5,448	$5,843
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$6,304	$5,810
Service cost	108	99
Interest cost	158	186
Plan amendments	4	—
Actuarial (gain) loss	(255)	619
Special termination benefits	—	3
Benefits paid	(414)	(353)
Settlements	(48)	(60)
Projected benefit obligation, end of year	$5,857	$6,304
Change in plan assets
Plan assets at fair value, beginning of year	$5,497	$4,993
Actual return on plan assets	460	815
Company contributions	12	102
Benefits paid	(414)	(353)
Settlements	(48)	(60)
Plan assets at fair value, end of year	$5,507	$5,497
Funded status	$(350)	$(807)
Amount recorded as:
Current liabilities	$(11)	$(10)
Noncurrent liabilities	(339)	(797)
	$(350)	$(807)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$126	$142
Prior service cost	1	3
	$127	$145
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,381	$1,949
Prior service credit	(9)	(11)
	$1,372	$1,938
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The decrease in DTE Energy's pension benefit obligation for the year ended December 31, 2021 was primarily due to an actuarial gain driven by an increase in discount rates. The increase in the pension benefit obligation in 2020 was primarily due to an actuarial loss driven by a decrease in discount rates, partially offset by a one-time settlement.
The Registrants' policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. There were no contributions made to the qualified pension plans in 2021. The following table provides a summary of annual contributions to the qualified plans:

	2021	2020	2019
	(In millions)
DTE Energy	$—	$92	$150
DTE Electric	$—	$60	$100

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At the discretion of management and depending upon financial market conditions, DTE Energy anticipates making up to $7 million in contributions to the qualified pension plans in 2022. In addition, DTE Energy anticipates a transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric in 2022.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $107 million, $106 million, and $93 million for the years ended December 31, 2021, 2020, and 2019, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
At December 31, 2021, the benefits related to DTE Energy's qualified and non-qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2022	$346
2023	360
2024	341
2025	350
2026	346
2027-2031	1,723
Total	$3,466
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2021	2020	2019
Projected benefit obligation
Discount rate	2.91%	2.57%	3.28%
Rate of compensation increase	3.80%	3.80%	3.85%
Cash balance interest crediting rate	2.40%	2.00%	3.30%
Net pension costs
Discount rate	2.57%	3.28%	4.40%
Rate of compensation increase	3.80%	3.85%	3.85%
Expected long-term rate of return on plan assets	7.00%	7.10%	7.30%
Cash balance interest crediting rate	2.00%	3.30%	3.70%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have a long-term rate of return assumption for the pension plans of 6.80%. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets for 2022 given the current investment strategy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Target allocations for DTE Energy's pension plan assets as of December 31, 2021 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	13%
U.S. Small Cap and Mid Cap Equity Securities	3
Non-U.S. Equity Securities	13
Fixed Income Securities	48
Hedge Funds and Similar Investments	11
Private Equity and Other	12
100%
The following tables provide the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2021 and 2020(a):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$112	$—	$—	$112	$92	$—	$—	$92
Equity Securities
Domestic(d)	155	—	758	913	167	—	1,093	1,260
International(e)	88	—	588	676	100	—	791	891
Fixed Income Securities
Governmental(f)	943	83	—	1,026	459	95	—	554
Corporate(g)	—	1,466	—	1,466	—	1,404	—	1,404
Hedge Funds and Similar Investments(h)	139	63	365	567	238	61	411	710
Private Equity and Other(i)	—	—	747	747	—	—	586	586
DTE Energy Total	$1,437	$1,612	$2,458	$5,507	$1,056	$1,560	$2,881	$5,497
_______________________________________
(a)For a description of levels within the fair value hierarchy, see Note 12 to the Consolidated Financial Statements, "Fair Value."
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
(h)This category utilizes a diversified group of strategies that attempt to capture uncorrelated sources of return and includes publicly traded mutual funds, insurance-linked and asset-backed securities, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Pricing for insurance-linked and asset-backed securities is obtained from quotations. from broker or pricing services. Commingled funds and limited partnership funds are classified as NAV assets.
(i)This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in private real estate and private debt. All investments in this category are classified as NAV assets.
The pension trust holds debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly, as well as publicly traded commingled funds, are valued using quoted market prices in actively traded markets. Non-publicly traded commingled funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2021 and does not anticipate making any contributions to the trusts in 2022.
DTE Energy and DTE Electric offer a defined contribution VEBA for eligible represented and non-represented employees, in lieu of defined benefit post-employment health care benefits. The Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America for Local 223 employees. The following table provides contributions to the VEBA in:

	2021	2020	2019
	(In millions)
DTE Energy	$18	$15	$13
DTE Electric	$8	$7	$6
The Registrants also contribute a fixed amount to a Retiree Reimbursement Account for certain non-represented and represented retirees, spouses, and surviving spouses when the youngest of the retiree's covered household becomes eligible for Medicare Part A based on age. The amount of the annual allocation to each participant is determined by the employee's retirement date and increases each year for each eligible participant at the lower of the rate of medical inflation or 2%.
Net other postretirement credit for DTE Energy includes the following components:

	2021	2020	2019
	(In millions)
Service cost	$30	$26	$22
Interest cost	46	56	70
Expected return on plan assets	(129)	(128)	(96)
Amortization of:
Net actuarial loss	13	16	12
Prior service credit	(19)	(19)	(9)
Net other postretirement credit	$(59)	$(49)	$(1)

	2021	2020
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial gain	$(113)	$(38)
Amortization of net actuarial loss	(13)	(16)
Prior service cost	1	—
Amortization of prior service credit	19	19
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(106)	$(35)
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(165)	$(84)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Net other postretirement credit for DTE Electric includes the following components:

	2021	2020	2019
	(In millions)
Service cost	$23	$20	$16
Interest cost	35	43	53
Expected return on plan assets	(86)	(87)	(65)
Amortization of:
Net actuarial loss	11	11	5
Prior service credit	(14)	(14)	(7)
Net other postretirement cost (credit)	$(31)	$(27)	$2

	2021	2020
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial gain	$(84)	$(26)
Amortization of net actuarial loss	(11)	(11)
Amortization of prior service credit	14	14
Total recognized in Regulatory assets	$(81)	$(23)
Total recognized in net periodic benefit cost and Regulatory assets	$(112)	$(50)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2021	2020	2021	2020
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,807	$1,751	$1,369	$1,337
Service cost	30	26	23	20
Interest cost	46	56	35	43
Plan amendments	1	—	—	—
Actuarial (gain) loss	(100)	54	(73)	31
Benefits paid	(82)	(80)	(61)	(62)
Accumulated postretirement benefit obligation, end of year	$1,702	$1,807	$1,293	$1,369
Change in plan assets
Plan assets at fair value, beginning of year	$1,960	$1,819	$1,320	$1,236
Actual return on plan assets	142	220	96	145
Benefits paid	(81)	(79)	(61)	(61)
Plan assets at fair value, end of year	$2,021	$1,960	$1,355	$1,320
Funded status	$319	$153	$62	$(49)
Amount recorded as:
Noncurrent assets	$678	$561	$402	$335
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(358)	(407)	(340)	(384)
	$319	$153	$62	$(49)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial gain	$(1)	$(7)	$—	$—

Amounts recognized in Regulatory assets(a)
Net actuarial loss	$102	$234	$61	$156
Prior service credit	(49)	(69)	(34)	(48)
	$53	$165	$27	$108
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The decrease in the Registrants' other postretirement benefit obligations for the year ended December 31, 2021 was primarily due to an actuarial gain driven by an increase in discount rates. The increase in the other postretirement benefit obligations in 2020 was primarily due to an actuarial loss driven by a decrease in discount rates, partially offset by favorable changes in healthcare cost assumptions.
The following table reflects other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets as of December 31:

	DTE Energy		DTE Electric
	2021	2020	2021	2020
	(In millions)
Accumulated postretirement benefit obligation	$822	$878	$775	$826
Fair value of plan assets	463	470	435	442
Accumulated postretirement benefit obligation in excess of plan assets	$359	$408	$340	$384

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2021, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2022	$85	$64
2023	89	68
2024	91	69
2025	94	71
2026	95	72
2027-2031	493	375
Total	$947	$719
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2021	2020	2019
Accumulated postretirement benefit obligation
Discount rate	2.91%	2.58%	3.29%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2034	2033	2032
Other postretirement benefit costs
Discount rate	2.58%	3.29%	4.40%
Expected long-term rate of return on plan assets	6.70%	7.20%	7.30%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2033	2032	2031
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans. As a result of this process, the Registrants have a long-term rate of return assumption for the other postretirement benefit plans of 6.40% for 2022. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets for 2022 given the current investment strategy.
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
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2021 are listed below:

U.S. Large Cap Equity Securities	10%
U.S. Small Cap and Mid Cap Equity Securities	2
Non-U.S. Equity Securities	10
Fixed Income Securities	54
Hedge Funds and Similar Investments	10
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2021 and 2020(a):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$39	$—	$—	$39	$21	$—	$—	$21
Equity Securities
Domestic(d)	27	—	199	226	51	—	200	251
International(e)	27	—	141	168	23	—	178	201
Fixed Income Securities
Governmental(f)	343	32	—	375	40	45	—	85
Corporate(g)	—	355	271	626	—	477	379	856
Hedge Funds and Similar Investments(h)	58	26	120	204	61	17	124	202
Private Equity and Other(i)	—	—	383	383	—	—	344	344
DTE Energy Total	$494	$413	$1,114	$2,021	$196	$539	$1,225	$1,960

DTE Electric asset category:
Short-term Investments(c)	$26	$—	$—	$26	$14	$—	$—	$14
Equity Securities
Domestic(d)	18	—	132	150	33	—	131	164
International(e)	18	—	93	111	16	—	117	133
Fixed Income Securities
Governmental(f)	230	21	—	251	24	31	—	55
Corporate(g)	—	235	187	422	—	321	263	584
Hedge Funds and Similar Investments(h)	39	17	81	137	41	11	83	135
Private Equity and Other(i)	—	—	258	258	—	—	235	235
DTE Electric Total	$331	$273	$751	$1,355	$128	$363	$829	$1,320
_______________________________________
(a)For a description of levels within the fair value hierarchy see Note 12 to the Consolidated Financial Statements, "Fair Value."
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
(h)This category utilizes a diversified group of strategies that attempt to capture uncorrelated sources of income and includes publicly traded mutual funds, insurance-linked and asset-backed securities, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Prices for insurance-linked and asset-backed securities are obtained from quotations from broker or pricing services. Commingled funds and limited partnership funds are classified as NAV assets.
(i)This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in private real estate and private debt. All investments in this category are classified as NAV assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The DTE Energy Company Master VEBA Trust holds debt and equity securities directly and indirectly through commingled funds. Exchange-traded debt and equity securities held directly, as well as publicly traded commingled funds, are valued using quoted market prices in actively traded markets. Non-publicly traded commingled funds hold exchange-traded equity or debt securities and are valued based on NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices.
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $70 million, $73 million, and $65 million for the years ended December 31, 2021, 2020, and 2019, respectively. For DTE Electric, the cost of these plans was $34 million, $34 million, and $31 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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
•Authorized limit is 20,162,716 shares of common stock;
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
DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2021	2020	2019
	(In millions)
Stock-based compensation expense	$71	$63	$71
Tax benefit	$13	$12	$13
Stock-based compensation cost capitalized in Property, plant, and equipment(a)	$—	$—	$16
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
The fair value of awards vested were not material for the years ended December 31, 2021, 2020, and 2019. Compensation cost charged against income was $14 million, $13 million, and $11 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2021, 2020, and 2019 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded activity relating to performance share awards as follows:

	2021	2020	2019
	(In millions, except per share amounts)
Weighted average grant date fair value of awards granted (per share)	$118.43	$129.68	$115.85
Awards settled in cash(a)	$12	$21	$19
Awards settled in stock(a)	$74	$53	$79
Compensation expense	$58	$50	$60
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2021:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	1,127,437	$117.06
Grants(a)	567,196	$118.43
Forfeitures(b)	(162,091)	$123.04
Payouts	(429,925)	$107.84
Balance at December 31, 2021	1,102,617	$120.33
_______________________________________
(a)Includes 166,686 incremental shares granted in 2021 to DTE Energy employees who did not separate with DT Midstream. The shares were granted to preserve the value of unvested 2019-2021 awards, considering the impact from the spin-off of DT Midstream on DTE Energy's stock price.
(b)Includes the cancellation of 95,923 shares that were held by employees that separated due to the spin-off of DT Midstream.
Unrecognized Compensation Costs
As of December 31, 2021, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$19	1.50
Performance shares	44	1.04
	$63	1.18
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2021, 2020, and 2019 for stock-based compensation expense was $45 million, $37 million, and $43 million, respectively.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, natural gas sales, and renewable natural gas sales in the following segments:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Electric(a)	$64	$61	$56
Gas	14	16	12
DTE Vantage	575	464	596
Energy Trading	56	31	22
Corporate and Other	2	2	2
	$711	$574	$688
_______________________________________
(a)Inter-segment billing for the Electric segment includes $4 million and $2 million relating to Non-utility operations for the years ended December 31, 2021 and 2020, respectively.
Centrally incurred costs such as labor and overheads are assigned directly to DTE Energy's business segments or allocated based on various cost drivers, depending on the nature of service provided.
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
All inter-segment transactions and balances are eliminated in consolidation for DTE Energy. The Reclassifications and Eliminations group below also includes the reclassification of deferred tax assets, which are netted against deferred tax liabilities for presentation on the DTE Energy Consolidated Statements of Financial Position. Refer to Note 10 to the Consolidated Financial Statements, "Income Taxes," for additional information regarding the Registrants' deferred taxes.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Financial data of DTE Energy's business segments follows:

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other(a)	Reclassifications and Eliminations	Total from Continuing Operations	Discontinued Operations	Total
	(In millions)
2021
Operating Revenues — Utility operations	$5,809	1,553	—	—	—	(74)	$7,288
Operating Revenues — Non-utility operations	$12	—	1,482	6,831	2	(651)	$7,676
Depreciation and amortization	$1,122	177	71	6	1	—	$1,377
Interest expense	$338	81	28	5	270	(92)	$630
Interest income	$—	(6)	(23)	(1)	(84)	92	$(22)
Equity in earnings of equity method investees	$—	1	8	—	29	—	$38
Income Tax Expense (Benefit)	$104	38	(31)	(27)	(214)	—	$(130)
Net Income (Loss) Attributable to DTE Energy Company	$864	214	168	(83)	(367)	—	$796	111	$907
Investment in equity method investees	$6	13	118	—	50	—	$187
Capital expenditures and acquisitions	$3,016	621	69	6	—	—	$3,712	60	$3,772
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$28,524	6,729	983	1,174	4,281	(1,972)	$39,719	—	$39,719
_______________________________________
(a)Corporate and Other results include significant one-time items resulting from the separation of DT Midstream, including a loss on debt extinguishment of $376 million following the settlement of intercompany borrowings with DT Midstream and optional redemption of DTE Energy long-term debt. DTE Energy also recognized a tax benefit of $85 million for the remeasurement of state deferred tax liabilities following the separation of DT Midstream. Refer to Notes 10 and 14 to the Consolidated Financial Statements, "Income Taxes" and "Long-Term Debt," for additional information.

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total from Continuing Operations	Discontinued Operations	Total
	(In millions)
2020
Operating Revenues — Utility operations	$5,506	1,414	—	—	—	(75)	$6,845
Operating Revenues — Non-utility operations	$14	—	1,224	3,863	2	(525)	$4,578
Depreciation and amortization	$1,057	157	72	5	1	—	$1,292
Interest expense	$337	80	37	6	325	(184)	$601
Interest income	$(4)	(5)	(22)	(2)	(180)	184	$(29)
Equity in earnings of equity method investees	$—	1	17	—	8	—	$26
Income Tax Expense (Benefit)	$108	48	(40)	12	(91)	—	$37
Net Income (Loss) Attributable to DTE Energy Company	$777	186	134	36	(79)	—	$1,054	314	$1,368
Investment in equity method investees	$6	12	125	—	34	—	$177
Capital expenditures and acquisitions	$2,701	574	186	5	—	—	$3,466	517	$3,983
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$26,588	6,339	696	807	5,063	(2,073)	$37,420	8,076	$45,496

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total from Continuing Operations	Discontinued Operations	Total
	(In millions)
2019
Operating Revenues — Utility operations	$5,224	1,482	—	—	—	(68)	$6,638
Operating Revenues — Non-utility operations	$5	—	1,560	4,610	2	(647)	$5,530
Depreciation and amortization	$949	144	69	6	1	—	$1,169
Interest expense	$315	78	33	8	266	(132)	$568
Interest income	$(2)	(6)	(9)	(4)	(120)	132	$(9)
Equity in earnings of equity method investees	$1	2	14	—	(3)	—	$14
Income Tax Expense (Benefit)	$137	62	(63)	17	(82)	—	$71
Net Income (Loss) Attributable to DTE Energy Company	$714	185	133	49	(126)	—	$955	214	$1,169
Investment in equity method investees	$5	11	130	—	31	—	$177
Capital expenditures and acquisitions	$2,368	530	54	5	—	—	$2,957	2,510	$5,467
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$24,617	5,717	537	798	4,779	(1,843)	$34,605	7,663	$42,268
Reclassifications and Eliminations include $14 million, $26 million, and $27 million of Operating Revenues — Non-utility operations for the years ended December 31, 2021, 2020, and 2019, respectively, for eliminations related to DTE Energy's prior Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

NOTE 23 — RELATED PARTY TRANSACTIONS
DTE Electric has agreements with affiliated companies to sell energy for resale, purchase fuel and power, provide fuel supply services, and provide power plant operation and maintenance services. DTE Electric also has agreements with certain DTE Energy affiliates where it charges the affiliates for their use of the shared capital assets of DTE Electric. A shared services company accumulates various corporate support expenses and charges various subsidiaries of DTE Energy, including DTE Electric. DTE Electric records federal, state, and local income taxes payable to or receivable from DTE Energy based on its federal, state, and local tax provisions.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of DTE Electric's transactions with affiliated companies:

	2021	2020	2019
	(In millions)
Revenues and Other Income
Energy sales	$9	$8	$10
Other services and interest	$2	$2	$5
Shared capital assets	$49	$47	$42
Costs
Fuel and purchased power	$13	$16	$6
Other services and interest	$—	$1	$24
Corporate expenses	$391	$367	$372
Other
Dividends declared	$588	$539	$494
Dividends paid	$588	$539	$494
Capital contribution from DTE Energy	$555	$636	$180
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2021 and 2020.
There were $2 million and $20 million in charitable contributions made by DTE Electric to the DTE Energy Foundation for the years ended December 31, 2021 and 2020, respectively, and no contributions for the year ended December 31, 2019. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
For a discussion of other related party transactions impacting DTE Electric, see Notes 20 and 21 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" and "Stock-Based Compensation," respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 24 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The Registrants have adopted the SEC amendment to Regulation S-K Item 302(a) which requires disclosure of supplemental quarterly financial data only if material retrospective adjustments have been applied. For DTE Energy, the information has been presented below to reflect the impact of the discontinued operations of DT Midstream. No retrospective adjustments have been applied for DTE Electric.
DTE Energy
The sum of quarterly earnings per share may not equal year-end amounts, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2021
Operating Revenues	$3,581	$3,021	$3,715	$4,647	$14,964
Operating Income	433	242	405	415	1,495
Net Income from Continuing Operations(a)	317	114	55	300	786
Net Income (Loss) from Discontinued Operations	80	65	(33)	5	117
Net Income	397	179	22	305	903
Net Income Attributable to DTE Energy Company	$397	$179	$25	$306	$907
Basic Earnings per Share
Continuing Operations	$1.65	$0.60	$0.30	$1.56	$4.11
Discontinued Operations	0.40	0.32	(0.17)	0.02	0.57
Total	$2.05	$0.92	$0.13	$1.58	$4.68
Diluted Earnings per Share
Continuing Operations	$1.65	$0.60	$0.30	$1.55	$4.10
Discontinued Operations	0.40	0.32	(0.17)	0.02	0.57
Total	$2.05	$0.92	$0.13	$1.57	$4.67

2020
Operating Revenues	$2,852	$2,411	$3,080	$3,080	$11,423
Operating Income	445	263	479	368	1,555
Net Income from Continuing Operations	268	201	370	206	1,045
Net Income from Discontinued Operations	74	76	107	69	326
Net Income	342	277	477	275	1,371
Net Income Attributable to DTE Energy Company	$340	$277	$476	$275	$1,368
Basic Earnings per Share
Continuing Operations	$1.39	$1.06	$1.93	$1.08	$5.46
Discontinued Operations	0.38	0.38	0.54	0.34	1.63
Total	$1.77	$1.44	$2.47	$1.42	$7.09
Diluted Earnings per Share
Continuing Operations	$1.39	$1.06	$1.92	$1.08	$5.45
Discontinued Operations	0.37	0.38	0.54	0.34	1.63
Total	$1.76	$1.44	$2.46	$1.42	$7.08
_______________________________________
(a)Third Quarter 2021 results include significant one-time items resulting from the separation of DT Midstream, including a loss on debt extinguishment of $376 million following the settlement of intercompany borrowings with DT midstream and optional redemption of DTE Energy long-term debt. Refer to Note 14 to the Consolidated Financial Statements, "Long-Term Debt," for additional information. Third Quarter 2021 results also include a tax benefit of $85 million for the remeasurement of state deferred tax liabilities following the separation of DT Midstream. Refer to Note 10 to the Consolidated Financial Statements, "Income Taxes," for additional information.

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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be held May 5, 2022. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.
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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
DTE Electric
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of DTE Electric’s consolidated annual financial statements for the years ended December 31, 2021 and 2020 and fees billed for other services rendered by PwC during those periods.

	2021	2020
Audit fees(a)	$1,579,000	$1,492,572
Audit-related fees(b)	87,000	12,000
Total	$1,666,000	$1,504,572
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
(a)Consolidated Financial Statements. See "Item 8 — Financial Statements and Supplementary Data."
(b)Financial statement schedule. See "Item 8 — Financial Statements and Supplementary Data."
(c)Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1	Description of the Company’s 2017 Series E 5.25% Junior Subordinated Debentures due 2077	X

4.2	Description of the Company’s 2021 Series E 4.375% Junior Subordinated Debentures due 2081	X

4.3
Fifty-second Supplemental Indenture dated as of November 1, 2021, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee. (2021 Series C and D)
X

10.1
Amendment No. 1 to Fourth Amended and Restated Five-Year Credit Agreement, dated as of March 26, 2021, by and among DTE Energy Company and the lenders party thereto, Citibank, N.A., as Administrative Agent and as Sole Book Runner
X

10.2
Amendment No. 1 to Fourth Amended and Restated Five-Year Credit Agreement, dated as of March 26, 2021, by and among DTE Electric Company and the lenders party thereto,Citibank, N.A., as Administrative Agent and as Sole Book Runner
X

10.3
Amendment No. 1 to Fourth Amended and Restated Five-Year Credit Agreement, dated as of March 26, 2021, by and among DTE Gas Company and the lenders party thereto, Citibank, N.A., as Administrative Agent and as Sole Book Runner
X

10.4
Amendment No. 2 to Fourth Amended and Restated Five-Year Credit Agreement, dated as of June 3, 2021, by and among DTE Energy Company and the lenders party thereto, Citibank, N.A., as Administrative Agent and as Sole Book Runner
X

10.5
Credit Agreement, dated as of December 22, 2021, by and among DTE Energy Company and the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and as Sole Book Runner, and JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia as Co-Lead Arrangers
X

10.6	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated, effective January 1, 2022	X

10.7	Third Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated, effective as of January 1, 2005) dated as of February 23, 2018	X

10.8	Fourth Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated, effective as of January 1, 2005) dated as of November 16, 2021	X

21.1	Subsidiaries of DTE Energy	X

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Consent of PricewaterhouseCoopers LLP		X

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

Exhibit Number	Description	DTE Energy	DTE Electric

31.4	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

2(a)	Separation and Distribution Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 2.1 to DTE Energy’s Form 8-K dated July 1, 2021).	X

3(a)	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to DTE Energy’s Form 8-K dated September 17, 2015).	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

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

Supplemental Indenture, dated as of November 1, 2017, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 17, 2017). (2017 Series E)
X

Supplemental Indenture dated as of June 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-306 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2019). (2019 Series B and C)
X

Supplemental Indenture, dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee creating the Remarketable Notes (Exhibit 4.1 to DTE Energy's Form 8-K dated November 1, 2019). (2019 Series F)
X

Supplemental Indenture dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-310 to DTE Energy’s Form 10-K for the year ended December 31, 2019). (2019 Series G and H)
X

Supplemental Indenture dated as of August 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-318 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series F)
X

Supplemental Indenture, dated as of September 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 1, 2020). (2020 Series G)
X

Supplemental Indenture dated as of October 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-319 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series H)
X

Supplemental Indenture, dated as of November 1, 2021, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 24, 2021). (2021 Series E)
X

	Description of the Company’s Common Stock (Exhibit 4-311 to DTE Energy’s Form 10-K for the year ended December 31, 2019)	X

	Description of the Company’s 2019 6.25% Corporate Units (Exhibit 4-313 to DTE (Exhibit 4-313 to DTE Energy’s Form 10-K for the year ended December 31, 2019)	X

	Description of the Company’s 2020 Series G 4.375% Junior Subordinated Debentures due 2080 (Exhibit 4.321 to DTE energy’s Form 10-K for the year ended December 31, 2020)	X

4(b)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:	X	X

	Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-4609)). (amendment)	X	X

	Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-7136)). (amendment)	X	X

Exhibit Number	Description	DTE Energy	DTE Electric

	Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-8290)). (amendment)	X	X

	Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-9226)). (amendment)	X	X

	Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison's Form 8-K dated September 11, 1957). (amendment)	X	X

	Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison's Registration Statement on Form S-9 (File No. 2-25664)). (amendment)	X	X

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

Supplemental Indenture, dated as of August 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, E, and F)
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

Supplemental Indenture dated as of March 1, 2021, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-323 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2021). (2021 Green Series A and B)
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
X

Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)
X

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (6.44% Senior Notes, 2008 Series C due 2023)
X

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
X

4(e)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Michigan Consolidated Gas Company Registration Statement No. 2-5252) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:	X

Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)
X

Thirty-ninth Supplemental Indenture, dated as of April 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-240 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series C Collateral Bonds)
X

Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)
X

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series C, D, and E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-297 to DTE Energy’s Form 10-K for the year ended December 31, 2016). (2016 First Mortgage Bonds Series G)
X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

10(a)	Form of Indemnification Agreement between DTE Energy Company and each Executive Officer and non-employee Director (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)	X

10(b)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company's Form 10-K for the year ended December 31, 1993)	X	X

10(c)
Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997 (Exhibit 10-5 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1996)
		X	X

10(d)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2001)	X

10(e)	DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 20, 2021 (Exhibit 4.3 to DTE Energy's Form S-8 filed on December 21, 2021)	X

10(f)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 15, 2015)	X

10(g)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009 (Exhibit 10.1 to DTE Energy’s Form 8-K dated December 8, 2009)
X

Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2011 (Exhibit 10.80 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2012)
X

Third Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of February 3, 2016 (Exhibit 10.96 to DTE Energy's Form 10-K for the year ended December 31, 2015)
X

Fourth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of March 23, 2020 (Exhibit 10.109 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
X

Fifth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2021 (Exhibit 10.119 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2021)
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(h)	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.76 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

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
X

10(i)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.77 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

	First Amendment to the DTE Energy Supplemental Savings Plan dated as of November 13, 2012 (Exhibit 10.81 to DTE Energy’s Form 10-K for the year ended December 31, 2012)	X

10(j)	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.78 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005, dated as of February 4, 2016 (Exhibit 10.98 to DTE Energy’s Form 10-K for the year ended December 31, 2015)
X

10(k)
DTE Energy Company Plan for Deferring the Payment of Directors' Fees as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.79 to DTE Energy’s Form 10-K for the year ended December 31, 2008)
X

First Amendment, dated as of June 25, 2015, to the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (as Amended and Restated effective as of January 1, 2005) (Exhibit 10.95 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2015)
X

10(l)
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.01 to DTE Energy Company’s Form 8-K filed April 16, 2019)
X

10(m)
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Gas Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.02 to DTE Energy Company’s Form 8-K filed April 16, 2019)
X

10(n)
Form of Fourth Amended and Restated Five-Year Credit Agreement, dated as of April 15, 2019, by and among DTE Electric Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.01 to DTE Energy Company’s and DTE Electric Company’s Form 8-K filed April 16, 2019)
		X	X

10(o)
Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, JoAnn Chavez, Joi Harris, Trevor F. Lauer, David E. Meador,Gerardo Norcia, Robert Richard, David Ruud and Mark Stiers (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Lisa A. Muschong, (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Tracy J. Myrick (Exhibit 10-90 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)

10(p)	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019 (Exhibit 10.107 to DTE Energy's Form 10-K for the year ended December 31, 2019)	X

Exhibit Number	Description	DTE Energy	DTE Electric

10(q)	Transition Services Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on July 1, 2021)	X

	Tax Matters Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.2 to DTE Energy Company’s Form 8-K filed on July 1, 2021)	X

	Employee Matters Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.3 to DTE Energy Company’s Form 8-K filed on July 1, 2021)	X

Item 16. Form 10-K Summary
None.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2021	2020	2019
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$104	$83	$91
Additions:
Charged to costs and expenses	54	105	103
Charged to other accounts(a)	61	50	56
Deductions(b)	(127)	(134)	(167)
Balance at End of Period	$92	$104	$83
_______________________________________
(a)Collection of accounts previously written off
(b)Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2021	2020	2019
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$57	$46	$53
Additions:
Charged to costs and expenses	36	61	65
Charged to other accounts(a)	38	30	36
Deductions(b)	(77)	(80)	(108)
Balance at End of Period	$54	$57	$46
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
Date: February 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia President, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK	By:	/S/ RUTH G. SHAW
	Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)		Ruth G. Shaw, Director

By:	/S/ GERARD M. ANDERSON	By:	/S/ ROBERT C. SKAGGS, JR.
	Gerard M. Anderson		Robert C. Skaggs, Jr., Director
Executive Chairman, and Director

By:	/S/ DAVID A. BRANDON	By:	/S/ DAVID A. THOMAS
	David A. Brandon, Director		David A. Thomas, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ GARY TORGOW
	Charles G. McClure Jr., Director		Gary Torgow, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ JAMES H. VANDENBERGHE
	Gail J. McGovern, Director		James H. Vandenberghe, Director

By:	/S/ MARK A. MURRAY	By:	/S/ VALERIE M. WILLIAMS
	Mark A. Murray, Director		Valerie M. Williams, Director

Date: February 10, 2022

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chief Executive Officer
Date: February 10, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK	By:	/S/ JOANN CHAVEZ
	Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)		JoAnn Chavez, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director
Date: February 10, 2022
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.