Form 10-Q
period 2022-03-31
DTE ENERGY CO; DTE Electric Co
filed 2022-04-28
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2022:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,739,166

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Securitization	DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for certain qualified costs authorized by the MPSC and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

MGP	Manufactured Gas Plant

DEFINITIONS

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

Net zero	Collective efforts to reduce the carbon emissions of DTE Energy's utility operations and gas suppliers, as well as efforts to offset an amount equivalent to any remaining emissions. Progress towards this goal is estimated and may vary from the calculations of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Section 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2021 Annual Report on Form 10-K.

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
•impact of volatility in prices in international steel markets and in prices of environmental attributes generated from renewable natural gas investments on the operations of DTE Vantage;
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
•unplanned outages at our generation plants;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,234	$1,953
Non-utility operations	2,343	1,628
	4,577	3,581
Operating Expenses
Fuel, purchased power, and gas — utility	700	544
Fuel, purchased power, gas, and other — non-utility	2,242	1,595
Operation and maintenance	596	567
Depreciation and amortization	358	327
Taxes other than income	123	115
	4,019	3,148
Operating Income	558	433

Other (Income) and Deductions
Interest expense	154	155
Interest income	(8)	(4)
Non-operating retirement benefits, net	(3)	4
Other income	(8)	(43)
Other expenses	13	10
	148	122
Income Before Income Taxes	410	311

Income Tax Expense (Benefit) (Note 2)	16	(6)

Net Income from Continuing Operations	394	317
Net Income from Discontinued Operations, Net of Taxes (Note 4)	—	80
Net Income	394	397

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	—	(3)
Discontinued operations	—	3
Net Income Attributable to DTE Energy Company	$394	$397

Basic Earnings per Common Share
Continuing operations	2.03	1.65
Discontinued operations	—	0.40
Total	$2.03	$2.05

Diluted Earnings per Common Share
Continuing operations	2.03	1.65
Discontinued operations	—	0.40
Total	$2.03	$2.05

Weighted Average Common Shares Outstanding
Basic	193	194
Diluted	194	194

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net Income	$394	$397

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $1 for both periods	3	2
Net unrealized gains (losses) on derivatives, net of taxes of $— for both periods	—	1
Other comprehensive income	3	3

Comprehensive income	397	400
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive Income Attributable to DTE Energy Company	$397	$400

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$150	$28
Restricted cash	6	7
Accounts receivable (less allowance for doubtful accounts of $100 and $92, respectively)
Customer	1,628	1,695
Other	184	135
Inventories
Fuel and gas	226	368
Materials, supplies, and other	503	490
Derivative assets	352	181
Regulatory assets	309	195
Other	252	218
	3,610	3,317
Investments
Nuclear decommissioning trust funds	2,010	2,071
Investments in equity method investees	174	187
Other	175	194
	2,359	2,452
Property
Property, plant, and equipment	37,606	37,083
Accumulated depreciation and amortization	(10,340)	(10,139)
	27,266	26,944
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,313	3,482
Securitized regulatory assets	229	—
Intangible assets	175	177
Notes receivable	319	310
Derivative assets	114	90
Prepaid postretirement costs	705	678
Operating lease right-of-use assets	93	97
Other	184	179
	7,125	7,006
Total Assets	$40,360	$39,719

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,320	$1,414
Accrued interest	149	140
Dividends payable	171	171
Short-term borrowings	244	758
Current portion long-term debt, including securitization bonds and finance leases	2,645	2,874
Derivative liabilities	453	238
Gas inventory equalization	108	—
Regulatory liabilities	105	156
Operating lease liabilities	13	14
Other	472	581
	5,680	6,346
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	14,520	13,629
Securitization bonds	209	—
Junior subordinated debentures	883	883
Finance lease liabilities	17	19
	15,629	14,531
Other Liabilities
Deferred income taxes	2,233	2,163
Regulatory liabilities	3,033	3,106
Asset retirement obligations	3,217	3,162
Unamortized investment tax credit	158	158
Derivative liabilities	280	192
Accrued pension liability	314	339
Accrued postretirement liability	350	358
Nuclear decommissioning	312	321
Operating lease liabilities	71	74
Other	216	256
	10,184	10,129
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,739,166 and 193,747,509 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	5,310	5,379
Retained earnings	3,662	3,438
Accumulated other comprehensive loss	(109)	(112)
Total DTE Energy Company Equity	8,863	8,705
Noncontrolling interests	4	8
Total Equity	8,867	8,713
Total Liabilities and Equity	$40,360	$39,719

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Activities
Net Income	$394	$397
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	358	368
Nuclear fuel amortization	3	15
Allowance for equity funds used during construction	(8)	(7)
Deferred income taxes	18	41
Equity (earnings) losses of equity method investees	11	(32)
Dividends from equity method investees	1	42
Asset (gains) losses and impairments, net	—	1
Changes in assets and liabilities:
Accounts receivable, net	18	107
Inventories	129	52
Prepaid postretirement benefit costs	(27)	(15)
Accounts payable	(42)	(20)
Gas inventory equalization	108	68
Accrued pension liability	(25)	(24)
Accrued postretirement liability	(8)	(3)
Derivative assets and liabilities	108	126
Regulatory assets and liabilities	(154)	128
Other current and noncurrent assets and liabilities	(76)	(187)
Net cash from operating activities	808	1,057
Investing Activities
Plant and equipment expenditures — utility	(737)	(630)
Plant and equipment expenditures — non-utility	(27)	(39)
Proceeds from sale of assets	—	1
Proceeds from sale of nuclear decommissioning trust fund assets	207	271
Investment in nuclear decommissioning trust funds	(209)	(273)
Distributions from equity method investees	2	4
Contributions to equity method investees	(1)	(2)
Notes receivable	(8)	(27)
Other	(9)	(10)
Net cash used for investing activities	(782)	(705)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,119	989
Redemption of long-term debt	(250)	—
Short-term borrowings, net	(514)	14
Repurchase of common stock	(55)	(54)
Dividends paid on common stock	(171)	(210)
Contributions from noncontrolling interests	1	12
Distributions to noncontrolling interests	(5)	(14)
Other	(30)	(35)
Net cash from financing activities	95	702
Net Increase in Cash, Cash Equivalents, and Restricted Cash	121	1,054
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	516
Cash, Cash Equivalents, and Restricted Cash at End of Period	$156	$1,570

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$300	$208

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	394	—	—	394
Dividends declared on common stock ($0.89 per Common Share)	—	—	(171)	—	—	(171)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	456	(14)	1	—	(4)	(17)
Balance, March 31, 2022	193,739	$5,310	$3,662	$(109)	$4	$8,867

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income	—	—	397	—	—	397
Dividends declared on common stock ($1.09 per Common Share)	—	—	(210)	—	—	(210)
Repurchase of common stock	(430)	(54)	—	—	—	(54)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	386	(8)	(1)	—	(2)	(11)
Balance, March 31, 2021	193,727	$5,344	$7,342	$(134)	$162	$12,714

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,486	$1,360

Operating Expenses
Fuel and purchased power — utility	440	362
Operation and maintenance	381	357
Depreciation and amortization	294	260
Taxes other than income	88	82
	1,203	1,061
Operating Income	283	299

Other (Income) and Deductions
Interest expense	87	82
Non-operating retirement benefits, net	(1)	—
Other income	(16)	(19)
Other expenses	9	8
	79	71
Income Before Income Taxes	204	228

Income Tax Expense	3	20

Net Income	$201	$208

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net Income	$201	$208
Other comprehensive income	—	—
Comprehensive Income	$201	$208

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$49	$9
Restricted Cash	1	—
Accounts receivable (less allowance for doubtful accounts of $53 and $54, respectively)
Customer	659	694
Affiliates	29	36
Other	100	40
Inventories
Fuel	156	171
Materials and supplies	319	316
Regulatory assets	255	168
Prepaid property tax	98	57
Other	49	44
	1,715	1,535
Investments
Nuclear decommissioning trust funds	2,010	2,071
Other	45	44
	2,055	2,115
Property
Property, plant, and equipment	29,260	28,849
Accumulated depreciation and amortization	(7,835)	(7,676)
	21,425	21,173
Other Assets
Regulatory assets	2,825	2,968
Securitized regulatory assets	229	—
Prepaid postretirement costs — affiliates	417	402
Operating lease right-of-use assets	62	64
Other	152	148
	3,685	3,582
Total Assets	$28,880	$28,405

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$77	$83
Other	574	567
Accrued interest	88	95
Current portion long-term debt, including securitization bonds and finance leases	94	322
Regulatory liabilities	102	154
Short-term borrowings
Affiliates	—	53
Other	—	153
Operating lease liabilities	10	10
Other	179	206
	1,124	1,643
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	9,479	8,591
Securitization bonds	209	—
Finance lease liabilities	5	7
	9,693	8,598
Other Liabilities
Deferred income taxes	2,791	2,741
Regulatory liabilities	2,145	2,221
Asset retirement obligations	2,984	2,932
Unamortized investment tax credit	158	158
Nuclear decommissioning	312	321
Accrued pension liability — affiliates	392	405
Accrued postretirement liability — affiliates	332	340
Operating lease liabilities	44	46
Other	78	97
	9,236	9,261
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,002	6,002
Retained earnings	2,825	2,901
Total Shareholder’s Equity	8,827	8,903
Total Liabilities and Shareholder’s Equity	$28,880	$28,405

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Activities
Net Income	$201	$208
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	294	260
Nuclear fuel amortization	3	15
Allowance for equity funds used during construction	(7)	(6)
Deferred income taxes	—	15
Changes in assets and liabilities:
Accounts receivable, net	(18)	114
Inventories	12	24
Accounts payable	34	(8)
Prepaid postretirement benefit costs — affiliates	(15)	(8)
Accrued pension liability — affiliates	(13)	(12)
Accrued postretirement liability — affiliates	(8)	(2)
Regulatory assets and liabilities	(165)	121
Other current and noncurrent assets and liabilities	(33)	(150)
Net cash from operating activities	285	571
Investing Activities
Plant and equipment expenditures	(609)	(502)
Proceeds from sale of nuclear decommissioning trust fund assets	207	271
Investment in nuclear decommissioning trust funds	(209)	(273)
Other	(8)	(9)
Net cash used for investing activities	(619)	(513)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,119	989
Redemption of long-term debt	(250)	—
Short-term borrowings, net — affiliate	(53)	(23)
Short-term borrowings, net — other	(153)	—
Dividends paid on common stock	(277)	(147)
Other	(11)	(15)
Net cash from financing activities	375	804
Net Increase in Cash, Cash Equivalents, and Restricted Cash	41	862
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9	16
Cash, Cash Equivalents, and Restricted Cash at End of Period	$50	$878

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$251	$141

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	201	201
Dividends declared on common stock	—	—	—	(277)	(277)
Balance, March 31, 2022	138,632	$1,386	$4,616	$2,825	$8,827

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	208	208
Dividends declared on common stock	—	—	—	(147)	(147)
Balance, March 31, 2021	138,632	$1,386	$4,061	$2,684	$8,131

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Discontinued Operations	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Leases	DTE Energy
Note 13	Commitments and Contingencies	DTE Energy and DTE Electric
Note 14	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan;
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and
•Other businesses include (1) DTE Vantage, which is primarily involved in renewable natural gas projects and providing industrial energy services and was formerly involved in reduced emissions fuel projects until 2022, and 2) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy, are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, EGLE, and for DTE Energy, the CFTC and CARB.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2021 Annual Report on Form 10-K.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
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
Separation of DT Midstream
On July 1, 2021, DTE Energy completed the separation of DT Midstream, its former natural gas pipeline, storage and gathering non-utility business. Financial results of DT Midstream are presented as Income from discontinued operations, net of taxes on DTE Energy's Consolidated Statements of Operations. Prior periods have been recast to reflect this presentation.
No adjustments were made to the historical activity within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, or the Consolidated Statements of Changes in Equity. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements relate to continuing operations. Refer to Note 4 to the Consolidated Financial Statements, “Discontinued Operations,” for additional information.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2022, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2022, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
In the first quarter 2022, DTE Electric financed regulatory assets for previously deferred costs related to the River Rouge generation plant and tree trimming surge program through the sale of bonds by a wholly-owned special purpose entity, DTE Securitization. DTE Securitization is a VIE. DTE Electric has the power to direct the most significant activities of DTE Securitization, including performing servicing activities such as billing and collecting surcharge revenue. Accordingly, DTE Electric is the primary beneficiary and DTE Securitization is consolidated by the Registrants.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, and future funding commitments.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2022 and December 31, 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	March 31, 2022		December 31, 2021
	DTE Energy	DTE Electric(a)	DTE Energy
	(In millions)
ASSETS
Cash and cash equivalents	$10	$—	$11
Restricted cash	4	1	6
Securitized regulatory assets	229	229	—
Notes receivable	80	—	70
Other current and long-term assets	10	2	8
	$333	$232	$95

LIABILITIES
Short-term borrowings	$82	$—	$75
Securitization bonds(b)	230	230	—
Other current and long-term liabilities	7	1	5
	$319	$231	$80
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization, which was a new VIE beginning the first quarter of 2022. See Note 6 to the Consolidated Financial Statements, "Regulatory Matters."
(b)Includes $21 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the period ended March 31, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Investments in equity method investees	$157	$172
Notes receivable	$13	$13
Future funding commitments	$3	$3

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Allowance for equity funds used during construction	$8	$7
Contract services	7	8
Income from REF entities	—	24
Gains from rabbi trust securities(a)	—	2
Equity earnings (losses) of equity method investees	(11)	1
Other	4	1
	$8	$43
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Contract services	$7	$8
Allowance for equity funds used during construction	7	6
Gains from rabbi trust securities allocated from DTE Energy(a)	—	2
Other	2	3
	$16	$19
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For the three months ended March 31, 2022 and 2021, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended March 31,
	2022	2021
DTE Energy	4%	(2)%
DTE Electric	2%	9%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The 6% increase in DTE Energy’s effective tax rate for the three months ended March 31, 2022 was primarily due to an increase of 8% due to the closure of the REF business and resulting decrease in production tax credits, partially offset by higher amortization of the TCJA regulatory liability of 2%.
The 7% decrease in DTE Electric's effective tax rate for the three months ended March 31, 2022 was primarily due to higher amortization of the TCJA regulatory liability, which was driven by the accelerated amortization approved in DTE Electric's 2021 accounting application to the MPSC.
DTE Electric had income tax receivables with DTE Energy related to federal and state taxes of $28 million and $33 million at March 31, 2022 and December 31, 2021, respectively, which are included in Accounts Receivable - Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric also had income tax payables with DTE Energy related to state taxes of $2 million at December 31, 2021, which is included in Accounts Payable - Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of March 31, 2022, DTE Energy had $109 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $12 million and $14 million for the three months ended March 31, 2022 and 2021, respectively.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held in separate bank accounts to satisfy contractual obligations, fund certain construction projects, and guarantee performance. Restricted cash also includes amounts at DTE Securitization to pay for debt service and other qualified costs. Restricted cash designated for payments within one year is classified as a Current Asset.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2022.

	DTE Energy				DTE Electric
	Year of Origination
	2022	2021	2020 and Prior	Total	2022 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$19	$19	$14
Internal grade 2	1	16	91	108	3
Total notes receivable(a)	$1	$16	$110	$127	$17

Net investment in leases
Net investment in leases, internal grade 1	$—	$—	$38	$38	$—
Net investment in leases, internal grade 2	—	—	191	191	—
Total net investment in leases(a)	$—	$—	$229	$229	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	20	—	20	8
Write-offs charged against allowance	(25)	—	(25)	(18)
Recoveries of amounts previously written off	13	—	13	9
Ending reserve balance, March 31, 2022	$97	$3	$100	$53

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	53	1	54	36
Write-offs charged against allowance	(126)	(1)	(127)	(77)
Recoveries of amounts previously written off	61	—	61	38
Ending reserve balance, December 31, 2021	$89	$3	$92	$54
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
DTE Energy	$20	$31
DTE Electric	$8	$11
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. The amendments in this update modify lease classification requirements for lessors, providing that lease contracts with variable lease payments that do not depend on a reference index or a rate should be classified as operating leases if they would have been classified as a sales-type or direct financing lease and resulted in the recognition of a selling loss at lease commencement. The Registrants adopted the ASU effective January 1, 2022 using the prospective approach. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Financial Statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The Registrants early adopted the ASU effective January 1, 2022, which had no impact on the Registrants' Consolidated Financial Statements for the current period. The Registrants will apply the guidance prospectively to any future business combinations.
Recently Issued Pronouncements
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Loss (“CECL”) model under ASC 326 and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. Additionally, the amendments require the disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2022, and interim periods therein. Early adoption is permitted. The Registrants will apply the guidance prospectively after the effective date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — DISCONTINUED OPERATIONS
Separation of DT Midstream
On July 1, 2021, DTE Energy completed the separation of DT Midstream, its former natural gas pipeline, storage, and gathering non-utility business. The table below reflects the financial results of DT Midstream that are included in discontinued operations within the Consolidated Statements of Operations. These results include the impact of tax-related adjustments and all transaction costs related to the separation. General corporate overhead costs have been excluded and no portion of corporate interest costs were allocated to discontinued operations.

Three Months Ended March 31,
2021
(In millions)
Operating Revenues — Non-utility operations	$197

Operating Expenses
Cost of gas and other — non-utility	5
Operation and maintenance(a)	41
Depreciation and amortization	41
Taxes other than income	7
Asset (gains) losses and impairments, net	(1)
93
Operating Income	104

Other (Income) and Deductions
Interest expense	26
Interest income	(3)
Other income	(33)
(10)
Income from Discontinued Operations Before Income Taxes	114

Income Tax Expense	34

Net Income from Discontinued Operations, Net of Taxes	80

Less: Net Income Attributable to Noncontrolling Interests	3

Net Income from Discontinued Operations	$77
_______________________________________
(a)Includes separation transaction costs of $10 million for the three months ended March 31, 2021 for various legal, accounting and other professional services fees.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table is a summary of significant non-cash items and capital expenditures of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

Three Months Ended March 31,
2021
(In millions)
Operating Activities
Depreciation and amortization	$41
Deferred income taxes	33
Equity earnings of equity method investees	(31)
Investing Activities
Plant and equipment expenditures — non-utility	$(27)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Electric(a)
Residential	$700	$672
Commercial	477	451
Industrial	161	159
Other(b)	152	82
Total Electric operating revenues	$1,490	$1,364

Gas
Gas sales	$596	$461
End User Transportation	98	85
Intermediate Transportation	29	26
Other(b)	43	40
Total Gas operating revenues	$766	$612

Other segment operating revenues
DTE Vantage	$179	$366
Energy Trading	$2,203	$1,439
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $4 million of Other revenues related to DTE Sustainable Generation for the three months ended March 31, 2022 and 2021.
(b)Includes revenue adjustments related to various regulatory mechanisms.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Electric — Other revenues	$4	$3
Gas — Other revenues	$2	$2
DTE Vantage — Leases	$20	$21
Energy Trading — Derivatives	$1,734	$1,146
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2022	$78
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	27
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(26)
Ending Balance, March 31, 2022	$79
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2022	$68
2023	8
2024	1
2025	—
2026	—
2027 and thereafter	2
$79
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2022	$218	$6
2023	296	7
2024	183	7
2025	106	1
2026	63	—
2027 and thereafter	365	—
	$1,231	$21

NOTE 6 — REGULATORY MATTERS
2021 Securitization Filing
On June 23, 2021, the MPSC issued a financing order authorizing DTE Electric to issue Securitization bonds for qualified costs of up to $236 million, including $73 million for the net book value of the River Rouge generation plant, $157 million for tree trimming surge program costs, and $6 million for other qualified costs. The financing order further authorized customer charges for the timely recovery of the debt service costs on the Securitization bonds and other ongoing qualified costs.
On March 17, 2022, DTE Electric closed on the issuance of Securitization bonds of $236 million. Refer to Note 10 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information regarding the terms of the bonds and use of proceeds. Upon closing the transaction, DTE Electric recognized Securitized regulatory assets of $230 million, which were reclassified from existing Regulatory assets for the net book value of the River Rouge plant and tree trimming surge program. Debt service costs relating to tree trimming will be recovered over a period not to exceed 5 years, while amounts relating to River Rouge will be recovered over a period not to exceed 14 years.
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$394	$320
Less: Allocation of earnings to net restricted stock awards	1	—
	$393	$320
Net Income Attributable to DTE Energy Company — discontinued operations	—	77
Net income available to common shareholders — basic	$393	$397

Average number of common shares outstanding — basic	193	194

Income from continuing operations	$2.03	$1.65
Income from discontinued operations	—	0.40
Basic Earnings per Common Share	$2.03	$2.05

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$394	$320
Less: Allocation of earnings to net restricted stock awards	1	—
	$393	$320
Net Income Attributable to DTE Energy Company — discontinued operations	—	77
Net income available to common shareholders — diluted	$393	$397

Average number of common shares outstanding — basic	193	194
Average dilutive equity units and performance share awards	1	—
Average number of common shares outstanding — diluted	194	194

Income from continuing operations	$2.03	$1.65
Income from discontinued operations	—	0.40
Diluted Earnings per Common Share(a)	$2.03	$2.05
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 10.7 million and 10.3 million for the three months ended March 31, 2022 and 2021, respectively, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2022 and December 31, 2021. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2022						December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$123	$—	$—	$—	$—	$123	$4	$—	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	851	—	—	182	—	1,033	917	—	—	190	—	1,107
Fixed income securities	112	398	—	99	—	609	124	418	—	102	—	644
Private equity and other	—	—	—	236	—	236	—	—	—	205	—	205
Hedge funds and similar investments	65	30	—	—	—	95	58	18	—	—	—	76
Cash equivalents	37	—	—	—	—	37	39	—	—	—	—	39
Other investments(d)
Equity securities	65	—	—	—	—	65	68	—	—	—	—	68
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	71	—	—	—	—	71	86	—	—	—	—	86
Derivative assets
Commodity contracts(e)
Natural gas	505	135	71	—	(679)	32	273	115	66	—	(394)	60
Electricity	—	1,006	328	—	(905)	429	—	500	143	—	(441)	202
Environmental & Other	—	325	7	—	(327)	5	—	285	9	—	(285)	9
Total derivative assets	505	1,466	406	—	(1,911)	466	273	900	218	—	(1,120)	271
Total	$1,836	$1,894	$406	$517	$(1,911)	$2,742	$1,576	$1,336	$218	$497	$(1,120)	$2,507

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(232)	$(372)	$(301)	$—	$553	$(352)	$(177)	$(172)	$(245)	$—	$347	$(247)
Electricity	—	(880)	(445)	—	950	(375)	—	(434)	(188)	—	443	(179)
Environmental & Other	—	(325)	(1)	—	326	—	—	(288)	—	—	288	—
Foreign currency exchange contracts	—	(6)	—	—	—	(6)	—	(4)		—	—	(4)
Total	$(232)	$(1,583)	$(747)	$—	$1,829	$(733)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,604	$311	$(341)	$517	$(82)	$2,009	$1,399	$438	$(215)	$497	$(42)	$2,077
Assets
Current	$532	$1,128	$339	$—	$(1,524)	$475	$227	$646	$166	$—	$(854)	$185
Noncurrent	1,304	766	67	517	(387)	2,267	1,349	690	52	497	(266)	2,322
Total Assets	$1,836	$1,894	$406	$517	$(1,911)	$2,742	$1,576	$1,336	$218	$497	$(1,120)	$2,507
Liabilities
Current	$(218)	$(1,165)	$(485)	$—	$1,415	$(453)	$(168)	$(609)	$(260)	$—	$799	$(238)
Noncurrent	(14)	(418)	(262)	—	414	(280)	(9)	(289)	(173)	—	279	(192)
Total Liabilities	$(232)	$(1,583)	$(747)	$—	$1,829	$(733)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,604	$311	$(341)	$517	$(82)	$2,009	$1,399	$438	$(215)	$497	$(42)	$2,077
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts consisted of $3 million and $1 million of cash equivalents included in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at March 31, 2022 and December 31, 2021, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$38	$—	$—	$—	$38	$—	$—	$—	$—	$—
Nuclear decommissioning trusts
Equity securities	851	—	—	182	1,033	917	—	—	190	1,107
Fixed income securities	112	398	—	99	609	124	418	—	102	644
Private equity and other	—	—	—	236	236	—	—	—	205	205
Hedge funds and similar investments	65	30	—	—	95	58	18	—	—	76
Cash equivalents	37	—	—	—	37	39	—	—	—	39
Other investments
Equity securities	20	—	—	—	20	20	—	—	—	20
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	3	—	3	—	—	9	—	9
Total	$1,134	$428	$3	$517	$2,082	$1,169	$436	$9	$497	$2,111

Assets
Current	$38	$—	$3	$—	$41	$—	$—	$9	$—	$9
Noncurrent	1,096	428	—	517	2,041	1,169	436	—	497	2,102
Total Assets	$1,134	$428	$3	$517	$2,082	$1,169	$436	$9	$497	$2,111
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts consisted of $1 million of cash equivalents included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at March 31, 2022. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $192 million and $199 million as of March 31, 2022 and December 31, 2021, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Hedge funds and similar investments utilize a diversified group of strategies that attempt to capture uncorrelated sources of return. These investments include publicly traded mutual funds that are valued using quoted prices in actively traded markets, as well as insurance-linked and asset-backed securities that are valued using quotations from broker or pricing services.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(179)	$(45)	$9	$(215)	$(16)	$10	$4	$(2)
Transfers from Level 3 into Level 2	5	—	—	5	—	—	—	—
Total gains (losses)
Included in earnings(a)	(171)	(50)	3	(218)	(67)	26	—	(41)
Recorded in Regulatory liabilities	—	—	(4)	(4)	—	—	(1)	(1)
Purchases, issuances, and settlements
Settlements	115	(22)	(2)	91	(6)	(55)	(2)	(63)
Net Assets (Liabilities) as of March 31	$(230)	$(117)	$6	$(341)	$(89)	$(19)	$1	$(107)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31(a)	$(129)	$(64)	$3	$(190)	$(93)	$(7)	$—	$(100)
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net Assets as of beginning of period	$9	$4
Total losses recorded in Regulatory liabilities	(4)	(1)
Purchases, issuances, and settlements
Settlements	(2)	(2)
Net Assets as of March 31	$3	$1
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2022 and 2021.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$71	$(301)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.54)	—	$6.46	/MMBtu	$(0.10)	/MMBtu
Electricity	$328	$(445)	Discounted Cash Flow	Forward basis price (per MWh)	$(12)	—	$8	/MWh	$(2)	/MWh

	December 31, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$66	$(245)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36)	—	$3.82	/MMBtu	$(0.04)	/MMBtu
Electricity	$143	$(188)	Discounted Cash Flow	Forward basis price (per MWh)	$(12)	—	$7	/MWh	$(2)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$127	$—	$—	$140	$150	$—	$—	$167
Short-term borrowings	$244	$—	$244	$—	$758	$—	$758	$—
Notes payable(b)	$17	$—	$—	$17	$27	$—	$—	$27
Long-term debt(c)	$18,249	$2,247	$15,029	$1,163	$17,378	$2,284	$15,425	$1,207
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$17	$—	$—	$17	$17	$—	$—	$17
Short-term borrowings — affiliates	$—	$—	$—	$—	$53	$—	$—	$53
Short-term borrowings — other	$—	$—	$—	$—	$153	$—	$153	$—
Notes payable(b)	$17	$—	$—	$17	$27	$—	$—	$27
Long-term debt(c)	$9,775	$—	$9,824	$169	$8,907	$—	$9,898	$150
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2022	December 31, 2021
	(In millions)
Fermi 2	$1,990	$2,051
Fermi 1	3	3
Low-level radioactive waste	17	17
	$2,010	$2,071

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Realized gains	$14	$24
Realized losses	$(5)	$(2)
Proceeds from sale of securities	$207	$271
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2022			December 31, 2021
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,033	$488	$(13)	$1,107	$546	$(9)
Fixed income securities	609	11	(30)	644	23	(6)
Private equity and other	236	70	(2)	205	58	(8)
Hedge funds and similar investments	95	1	(4)	76	1	(2)
Cash equivalents	37	—	—	39	—	—
	$2,010	$570	$(49)	$2,071	$628	$(25)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2022
(In millions)
Due within one year	$20
Due after one through five years	127
Due after five through ten years	98
Due after ten years	265
$510
Fixed income securities held in nuclear decommissioning trust funds include $99 million of non-publicly traded commingled funds that do not have a contractual maturity date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Securities
At March 31, 2022 and December 31, 2021, the Registrants' securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrant's gains (losses) related to the trust:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Gains (losses) related to equity securities	$(1)	$2
Gains (losses) related to fixed income securities	—	—
	$(1)	$2

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2025. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
DTE Vantage — This segment manages and operates renewable gas recovery projects, industrial energy projects, and power generation assets. Long-term contracts and hedging instruments are used in the marketing and management of the segment assets. These contracts and hedging instruments are generally not derivatives and are therefore accounted for under the accrual method.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2022 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(4)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$711	$(905)	$454	$(594)
Electricity	1,334	(1,325)	643	(622)
Environmental & Other	332	(326)	294	(288)
Foreign currency exchange contracts	—	(2)	—	—
Total derivatives not designated as hedging instruments	$2,377	$(2,558)	$1,391	$(1,504)

Current	$1,876	$(1,868)	$1,035	$(1,037)
Noncurrent	501	(694)	356	(471)
Total derivatives	$2,377	$(2,562)	$1,391	$(1,508)
The fair value of derivative instruments at DTE Electric was $3 million and $9 million at March 31, 2022 and December 31, 2021, respectively, comprised of FTRs recorded to Other current assets on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $13 million and $18 million outstanding at March 31, 2022 and December 31, 2021, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $45 million and $37 million at March 31, 2022 and December 31, 2021, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2022	December 31, 2021
	(In millions)
Cash collateral netted against Derivative assets	$(225)	$(90)
Cash collateral netted against Derivative liabilities	143	48
Cash collateral recorded in Accounts receivable(a)	36	55
Cash collateral recorded in Accounts payable(a)	(16)	(21)
Total net cash collateral posted (received)	$(62)	$(8)
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2022			December 31, 2021
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$711	$(679)	$32	$454	$(394)	$60
Electricity	1,334	(905)	429	643	(441)	202
Environmental & Other	332	(327)	5	294	(285)	9
Total derivative assets	$2,377	$(1,911)	$466	$1,391	$(1,120)	$271

Derivative liabilities
Commodity contracts
Natural gas	$(905)	$553	$(352)	$(594)	$347	$(247)
Electricity	(1,325)	950	(375)	(622)	443	(179)
Environmental & Other	(326)	326	—	(288)	288	—
Foreign currency exchange contracts	(6)	—	(6)	(4)	—	(4)
Total derivative liabilities	$(2,562)	$1,829	$(733)	$(1,508)	$1,078	$(430)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2022				December 31, 2021
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$1,876	$501	$(1,868)	$(694)	$1,035	$356	$(1,037)	$(471)
Counterparty netting	(1,335)	(351)	1,335	351	(791)	(239)	791	239
Collateral adjustment	(189)	(36)	80	63	(63)	(27)	8	40
Total derivatives as reported	$352	$114	$(453)	$(280)	$181	$90	$(238)	$(192)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2022	2021
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(231)	$(43)
Natural gas	Fuel, purchased power, gas, and other — non-utility	65	(55)
Electricity	Operating Revenues — Non-utility operations	2	33
Environmental & Other	Operating Revenues — Non-utility operations	(4)	(32)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	(2)
Total		$(170)	$(99)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2022:

Commodity	Number of Units
Natural gas (MMBtu)	2,174,656,330
Electricity (MWh)	38,329,637
Oil (Gallons)	10,428,000
Foreign currency exchange ($ CAD)	116,900,803
Renewable Energy Certificates (MWh)	9,346,692
Carbon emissions (Metric Tons)	1,355,694
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $813 million.
As of March 31, 2022, DTE Energy had $2.2 billion of derivatives in net liability positions, for which hard triggers exist. There is $26 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $1.7 billion. The net remaining amount of $510 million is derived from the $813 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2022, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage bonds(a)	3.00%	2032	$500
DTE Electric	February	Mortgage bonds(b)	3.65%	2052	400
DTE Electric	March	Securitization bonds(c)	2.64%	2027(d)	184
DTE Electric	March	Securitization bonds(c)	3.11%	2036(e)	52
					$1,136
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(b)Bonds were issued as Green Bonds with proceeds to be used for eligible green expenditures, including costs related to the generation of solar and wind energy, purchases of renewable energy from wind and solar power facilities, and energy optimization programs.
(c)Proceeds were used to reimburse DTE Electric for qualified costs previously incurred, including the net book value of the River Rouge generation plant, tree trimming surge program costs, and other qualified costs. The securitization financing order from the MPSC required that the net proceeds be subsequently applied by DTE Electric to retire existing debt or equity. Accordingly, DTE Electric used proceeds of $115 million towards retirement of the 2012 Series A Mortgage bonds noted in the Debt Redemptions table below and issued a one-time special dividend of $115 million to DTE Energy. Refer to Note 6 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information
(d)Principal payments on the bonds will be made semi-annually beginning December 2022, with the final payment scheduled for December 2026.
(e)Principal payments on the bonds will be made semi-annually beginning June 2027, with the final payment scheduled for December 2035.
Debt Redemptions
In 2022, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds	2.65%	2022	$250
					$250

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
The unsecured revolving credit agreements have historically required DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In June 2021, DTE Energy amended its total funded debt to capitalization ratio requirement to no more than 0.70 to 1 starting with the third quarter of 2021 and ending December 2022. The amendment was a result of temporary balance sheet impacts resulting from the separation of DT Midstream on July 1, 2021. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2022, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.67 to 1, 0.53 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of March 31, 2022 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring April 2025(a)	$1,500	$500	$300	$2,300
Unsecured term loan(b)	400	—	—	400
Unsecured Canadian revolving credit facility, expiring May 2023	88	—	—	88
Unsecured letter of credit facility, expiring February 2023	150	—	—	150
Unsecured letter of credit facility, expiring July 2023	70	—	—	70
Unsecured letter of credit facility(c)	50	—	—	50
	2,258	500	300	3,058
Amounts outstanding at March 31, 2022
Revolver borrowings	83	—	—	83
Commercial paper issuances	161	—	—	161
Letters of credit	288	—	—	288
	532	—	—	532
Net availability at March 31, 2022	$1,726	$500	$300	$2,526
_______________________________________
(a)Total availability of $102 million expires in April 2024, including $67 million at DTE Energy, $22 million at DTE Electric, and $13 million at DTE Gas. All other availability expires in April 2025.
(b)Term loan initially scheduled to expire June 2022 was terminated in April 2022.
(c)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $50 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $50 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At March 31, 2022, the capacity under the facilities was $250 million. The amounts outstanding under the agreements were $58 million and $103 million at March 31, 2022 and December 31, 2021, respectively, and were fully offset by the posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 12 — LEASES
Lessor
During the first quarter 2022, DTE Energy completed construction of and began operating certain energy infrastructure assets for a large industrial customer under a long-term agreement, where the assets will transfer to the customer at the end of the contract term in 2040. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing an additional net investment of $33 million.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
March 31, 2022
(In millions)
2022	$19
2023	26
2024	27
2025	27
2026	26
2027 and Thereafter	335
Total minimum future lease receipts	460
Residual value of leased pipeline	17
Less unearned income	248
Net investment in finance lease	229
Less current portion	6
$223
Interest income recognized under finance leases was $5 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fixed payments	$4	$14
Variable payments	16	17
	$20	$31

Operating revenues	$20	$21
Other income	—	10
	$20	$31

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
In 2015, the EPA finalized National Ambient Air Quality Standards ("NAAQS") for ground level ozone. In October 2016, the State of Michigan recommended to the EPA which areas of the State are not attaining the standards. In August 2018, the EPA designated southeast Michigan as "marginal non-attainment" with the 2015 ozone NAAQS. In January 2022, after collecting several years of data, the State submitted a request to the EPA for redesignation of the southeast Michigan ozone non-attainment area to attainment, and to accept their maintenance plan and emission inventories as a revision to the Michigan SIP. On March 14, 2022 the EPA published a proposal in the Federal Register to formally redesignate the southeast Michigan ozone non-attainment areas to attainment with the 2015 ozone NAAQS. The redesignation includes a public comment period. Until the proposed redesignation is finalized, DTE Electric cannot predict the financial impact of this proposal.
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
In addition to the GHG standards for existing EGUs, in December 2018, the EPA issued proposed revisions to the carbon dioxide performance standards for new, modified, or reconstructed fossil-fuel fired EGUs. The rule was finalized on January 13, 2021 and immediately challenged. An order vacating the rule was filed by the D.C. Circuit Court of Appeals on April 5, 2021. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation is expected to be able to comply with the standards.
Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Potential impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.
To comply with air pollution requirements, DTE Electric has spent approximately $2.4 billion. DTE Electric does not anticipate additional capital expenditures for air pollution requirements, subject to the results of future rulemakings.
Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014, which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has completed the required studies and submitted reports for most of its generation plants, and a final study is in-process for Monroe power plant. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on determining whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rule making at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2022 and December 31, 2021, DTE Electric had $12 million and $14 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in August 2016, July 2018, August 2020, and November 2020. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant.
On August 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" was published in the Federal Register and required all unlined impoundments (including units previously classified as "clay-lined") to initiate closure as soon as technically feasible, but no later than April 11, 2021. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, an additional revision to the CCR Rule "A Holistic Approach to Closure Part B: Alternate Demonstration for Unlined Surface Impoundments" was published in the Federal Register that provides a process to determine if certain unlined impoundments consist of an alternative liner system that may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric has submitted applications to the EPA that support continued use of all impoundments through their active lives. The applications are currently under review and the forced closure date of April 11, 2021 is effectively delayed while the EPA completes their review.
At the State level, legislation was signed by the Governor in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the statutory revision provides the basis of a CCR program that EGLE has submitted to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program. The EPA is currently working with EGLE in reviewing the submitted State program, and DTE Electric will work with EGLE to implement the State program that may be approved in the future.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. On October 11, 2021, in consideration of the deadlines above, DTE Electric submitted the appropriate documentation titled the Notice of Planned Participation (NOPP) to the State of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than December 31, 2028 and the VIP for FGD wastewater at Monroe power plant by December 31, 2028.
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
DTE Electric has estimated the impact of the CCR and ELG rules to be $562 million of capital expenditures, including $457 million for 2022 through 2026.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2022 and December 31, 2021, DTE Gas had $24 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke also responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. Discussions with the EPA are ongoing. At the present time, DTE Energy cannot predict the outcome or financial impact of this FOV.
Additionally, in December 2021, EGLE issued a Notice of Violation to EES Coke alleging excess visible emissions from pushing operations. In January 2022, EES Coke provided EGLE a response describing the corrective actions taken to prevent future recurrences. At the present time, EES Coke cannot predict the outcome or financial impact of this matter.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. The EPA approved a clean data determination request submitted by EGLE. This determination suspends certain planning requirements and sanctions for the non-attainment area for as long as the area continues to attain the 2010 SO2 air quality standards, but this does not automatically redesignate the area to attainment. Until the area is officially redesignated as attainment, DTE Energy is unable to determine the impacts.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2022 was $720 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at March 31, 2022. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2022, DTE Energy had $135 million of performance bonds outstanding, including $119 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximately 2,700 represented employees. This represents 50% and 56% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 14% and 21% have contracts expiring within one year for DTE Energy and DTE Electric, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), are parties to a 2010 engineering, procurement, and construction contract with Toshiba America Energy Systems ("TAES"), under which TAES is charged with performing a major overhaul and upgrade of Ludington. TAES' performance has been unsatisfactory and resulted in overhaul project delays. DTE Electric and Consumers have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations. In order to enforce the contract, DTE Electric and Consumers filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022. DTE Electric cannot predict the financial impact or outcome of this matter.
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

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Service cost	$24	$27	$7	$8
Interest cost	41	39	12	11
Expected return on plan assets	(87)	(84)	(32)	(32)
Amortization of:
Net actuarial loss	29	49	1	3
Prior service credit	—	—	(5)	(5)
Net periodic benefit cost (credit)	$7	$31	$(17)	$(15)

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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense was $9 million and $26 million for the three months ended March 31, 2022 and 2021, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Service cost	$5	$6
Interest cost	9	8
Expected return on plan assets	(21)	(22)
Amortization of:
Net actuarial loss	1	3
Prior service credit	(3)	(3)
Net periodic benefit credit	$(9)	$(8)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans or postretirement benefit plans in 2022. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric during 2022.

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
DTE Vantage is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers. DTE Vantage formerly included projects that produced reduced emissions fuel; however, these projects were closed as planned in 2022 upon REF facilities exhausting their eligibility for generating production tax credits.
Energy Trading consists of energy marketing and trading operations.
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
On July 1, 2021, DTE Energy completed the separation of DT Midstream, which was comprised of the former Gas Storage and Pipelines segment and also certain holding company activity within the Corporate and Other segment. Amounts relating to DT Midstream have been classified as discontinued operations, and Gas Storage and Pipelines is no longer a reportable segment of DTE Energy. Refer to Note 4 to the Consolidated Financial Statements, “Discontinued Operations,” for additional information.
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, natural gas sales, and renewable natural gas sales in the segments below. For the prior period, inter-segment billing also included the sale of reduced emissions fuel at DTE Vantage.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Electric	$16	$16
Gas	3	4
DTE Vantage	25	162
Energy Trading	17	13
Corporate and Other	—	1
	$61	$196
All inter-segment transactions and balances are eliminated in consolidation for DTE Energy. Centrally incurred costs such as labor and overheads are assigned directly to DTE Energy's business segments or allocated based on various cost drivers, depending on the nature of service provided.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Revenues — Utility operations
Electric	$1,486	$1,360
Gas	766	612
Operating Revenues — Non-utility operations
Electric	4	4
DTE Vantage	179	366
Energy Trading	2,203	1,439
Corporate and Other	—	1
Reconciliation and Eliminations(a)	(61)	(201)
Total	$4,577	$3,581
_______________________________________
(a)Includes $5 million for the three months ended March 31, 2021 for eliminations related to DTE Energy's former Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$201	$208
Gas	196	169
DTE Vantage	14	28
Energy Trading	(9)	(55)
Corporate and Other	(8)	(30)
Income from Continuing Operations Attributable to DTE Energy Company	394	320
Discontinued Operations	—	77
Net Income Attributable to DTE Energy Company	$394	$397

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
On July 1, 2021, DTE Energy completed the separation of DT Midstream, its former natural gas pipeline, storage, and gathering non-utility business. Financial results of DT Midstream are presented as discontinued operations in the Consolidated Financial Statements. Refer to Note 4 to the Consolidated Financial Statements, “Discontinued Operations,” for additional information.
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company — Continuing operations	$394	$320
Diluted Earnings per Common Share — Continuing operations	$2.03	$1.65
The increase in Net Income Attributable to DTE Energy Company for the three months ended March 31, 2022 was primarily due to higher earnings in the Gas, Energy Trading, and Corporate and Other segments, partially offset by lower earnings in the DTE Vantage segment.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings growth with a strong balance sheet and attractive dividend.
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
For gas utility operations, DTE Energy aims to cut carbon emissions across the entire value chain. To achieve net zero emissions by 2050 for both internal operations and from suppliers, DTE Energy is working to source gas with lower methane intensity, reduce emissions through its gas main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy is also committed to helping DTE Gas customers reduce their emissions by 35% by 2040 by increasing energy efficiency, pursuing advanced technologies such as hydrogen, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.

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
DTE Electric's capital investments over the 2022-2026 period are estimated at $15 billion, comprised of $8 billion for distribution infrastructure, $4 billion for base infrastructure, and $3 billion for cleaner generation including renewables. DTE Electric has retired six coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining eleven coal-fired generating units, including five units at Trenton Channel and St. Clair expected to be retired in the second quarter 2022. The two units at the Belle River facility will cease the use of coal by 2028 and are being evaluated for conversion to cleaner energy resources. The four units at the Monroe facility are expected to be retired by 2040. Generation from the retired facilities will be replaced or offset with a combination of renewables, energy waste reduction, demand response, and natural gas fueled generation, including the Blue Water Energy Center which will commence operations in the second quarter 2022.
DTE Gas' capital investments over the 2022-2026 period are estimated at $3.1 billion, comprised of $1.5 billion for base infrastructure and $1.6 billion for gas main renewal, meter move out, and pipeline integrity programs.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1 billion to $1.5 billion from 2022-2026 for renewable energy projects and industrial energy services.
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
•new electric generation;
•gas distribution system renewal;
•reducing carbon emissions at the electric and gas utilities;
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
The Non-utility Margin relates to the DTE Vantage and Energy Trading segments. For the DTE Vantage segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of metallurgical coke and related by-products, petroleum coke, renewable natural gas and related credits, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the prior period, Operating revenues also include sales of refined coal to third parties and the affiliated Electric utility. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.

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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$201	$208
Gas	196	169
DTE Vantage	14	28
Energy Trading	(9)	(55)
Corporate and Other	(8)	(30)
Income from Continuing Operations Attributable to DTE Energy Company	394	320
Discontinued Operations	—	77
Net Income Attributable to DTE Energy Company	$394	$397

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,486	$1,360
Fuel and purchased power — utility	437	360
Utility Margin	1,049	1,000
Operating Revenues — Non-utility operations	4	4
Operation and maintenance	388	354
Depreciation and amortization	297	264
Taxes other than income	88	82
Operating Income	280	304
Other (Income) and Deductions	76	76
Income Tax Expense	3	20
Net Income Attributable to DTE Energy Company	$201	$208
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
Utility Margin increased $49 million in the three months ended March 31, 2022. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$21
Regulatory mechanism — RPS	19
COVID-19 voluntary refund amortization	8
Base sales / rate mix	(4)
Other regulatory mechanisms and other	5
Increase in Utility Margin	$49

	Three Months Ended March 31,
	2022	2021
	(In thousands of MWh)
DTE Electric Sales
Residential	3,839	3,759
Commercial	3,950	3,872
Industrial	2,054	2,202
Other	57	59
	9,900	9,892
Interconnection sales(a)	594	1,203
Total DTE Electric Sales	10,494	11,095

DTE Electric Deliveries
Retail and wholesale	9,900	9,892
Electric retail access, including self-generators(b)	1,090	937
Total DTE Electric Sales and Deliveries	10,990	10,829
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $34 million in the three months ended March 31, 2022. The increase was primarily due to higher plant generation expense of $27 million and higher distribution operations expense of $14 million, partially offset by lower legal and environmental expense of $4 million and lower uncollectible expense of $3 million.
Depreciation and amortization expense increased $33 million in the three months ended March 31, 2022. The increase was primarily due to a $30 million increase resulting from a higher depreciable base.
Taxes other than income increased $6 million in the three months ended March 31, 2022. The increase was primarily due to higher property taxes of $4 million.
Income Tax Expense decreased $17 million in the three months ended March 31, 2022. The decrease was primarily due to higher amortization of the TCJA regulatory liability, driven by accelerated amortization approved in DTE Electric's 2021 accounting application to the MPSC, and lower earnings.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Revenues — Utility operations	$766	$612
Cost of gas — utility	280	195
Utility Margin	486	417
Operation and maintenance	135	130
Depreciation and amortization	47	43
Taxes other than income	28	26
Operating Income	276	218
Other (Income) and Deductions	20	19
Income Tax Expense	60	30
Net Income Attributable to DTE Energy Company	$196	$169
Utility Margin increased $69 million in the three months ended March 31, 2022. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$30
Weather	28
Home protection program	2
Midstream storage and transportation revenues	2
Other	7
Increase in Utility Margin	$69

	Three Months Ended March 31,
	2022	2021
	(In Bcf)
Gas Markets
Gas sales	71	62
End-user transportation	55	53
	126	115
Intermediate transportation	150	151
Total Gas sales	276	266
Operation and maintenance expense increased $5 million in the three months ended March 31, 2022. The increase was primarily due to higher gas operations expense of $4 million and higher corporate support costs of $3 million, partially offset by lower uncollectible expense of $1 million.

Depreciation and amortization expense increased $4 million in the three months ended March 31, 2022. The increase was primarily due to a higher depreciable base.
Income Tax Expense increased $30 million in the three months ended March 31, 2022. The increase was primarily due to higher earnings and lower amortization of the TCJA regulatory liability.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers. DTE Vantage formerly included projects that produced reduced emissions fuel; however, these projects were closed as planned in 2022 upon REF facilities exhausting their eligibility for generating production tax credits. DTE Vantage results and outlook are discussed below:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$179	$366
Fuel, purchased power, and gas — non-utility	80	285
Non-utility Margin	99	81
Operation and maintenance	65	70
Depreciation and amortization	13	19
Taxes other than income	4	4
Operating Income (Loss)	17	(12)
Other (Income) and Deductions	1	(21)
Income Taxes
Expense	4	4
Production Tax Credits	(2)	(20)
	2	(16)
Net Income	14	25
Less: Net Loss Attributable to Noncontrolling Interests	—	(3)
Net Income Attributable to DTE Energy Company	$14	$28
Operating Revenues — Non-utility operations decreased $187 million in the three months ended March 31, 2022. The decrease was due to the following:

Three Months
(In millions)
Closure of the REF business	$(213)
Closure in the Steel business	(6)
Higher prices in the On-site business	3
New contract in the Renewables business	5
Higher production in the Renewables business	11
Higher demand and prices in the Steel business	11
Other	2
$(187)

Non-utility Margin increased $18 million in the three months ended March 31, 2022. The following table details changes in Non-utility Margin relative to the comparable prior period:

Three Months
(In millions)
Higher production in the Renewables business	$11
New contract in the Renewables business	4
Higher demand and prices in the Steel business	3
Closure of the REF business	3
Closure in the Steel business	(2)
Other	(1)
$18
Operation and maintenance expense decreased $5 million in the three months ended March 31, 2022. The decrease was primarily due to closure of the REF business.
Depreciation and amortization expense decreased $6 million in the three months ended March 31, 2022. The decrease was primarily due to closure of the REF business.
Other (Income) and Deductions changed $22 million in the three months ended March 31, 2022. The change was primarily due to $24 million lower income associated with the closure of the REF business and $4 million of lower equity investment earnings due to a planned outage in the Renewables business, partially offset by $4 million of lower interest expense.
Income Taxes — Production Tax Credits decreased $18 million in the three months ended March 31, 2022. The decrease was primarily due to closure of the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $3 million in the three months ended March 31, 2022. The decrease was primarily due to closure of the REF business.
Outlook — DTE Vantage will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy and renewable natural gas projects to serve energy intensive industrial customers. Compared to prior years, DTE Vantage expects that lower earnings will continue in 2022 due to the closure of the REF business. Over the long-term, DTE Vantage expects that growth in renewable energy and industrial energy services projects will offset the decreases to Net Income caused by the REF closures. DTE Vantage is also exploring decarbonization opportunities relating to carbon capture and storage projects.

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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$2,203	$1,439
Purchased power and gas — non-utility	2,190	1,481
Non-utility Margin	13	(42)
Operation and maintenance	19	27
Depreciation and amortization	1	1
Taxes other than income	3	3
Operating Loss	(10)	(73)
Other (Income) and Deductions	2	—
Income Tax Benefit	(3)	(18)
Net Loss Attributable to DTE Energy Company	$(9)	$(55)
Operating Revenues — Non-utility operations increased $764 million in the three months ended March 31, 2022. The increase was primarily due to higher gas prices in the gas structured and gas transportation strategies.
Non-utility Margin increased $55 million in the three months ended March 31, 2022. The following table details changes in Non-utility margin relative to the comparable prior period:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas transportation, power full requirements, and environmental trading strategies	$88
Unfavorable results, primarily in the gas structured strategy(b)	(52)
36
Realized Margins(a)
Favorable results, primarily in power trading, gas full requirements, and gas transportation strategies(c)	84
Unfavorable results, primarily in gas structured, power full requirements, and gas trading strategies	(65)
19
Increase in Non-utility Margin	$55
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
(b)Amount includes $19 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $33 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Operation and maintenance decreased $8 million in the three months ended March 31, 2022. The decrease was primarily due to lower uncollectible expense.

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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $8 million for the three months ended March 31, 2022 represents a decrease of $22 million from the net loss of $30 million in the comparable 2021 period. The decrease was primarily due to effective income tax rate adjustments and lower interest expense, partially offset by lower equity investment earnings.

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
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows, as applicable.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$35	$516
Net cash from operating activities	808	1,057
Net cash used for investing activities	(782)	(705)
Net cash from financing activities	95	702
Net Increase in Cash, Cash Equivalents, and Restricted Cash	121	1,054
Cash, Cash Equivalents, and Restricted Cash at End of Period	$156	$1,570
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.

Net cash from operations decreased by $249 million in 2022. The decrease was primarily due to lower cash from working capital items, as well as decreases in Deferred income taxes and Depreciation and amortization.
The change in working capital items in 2022 was primarily due to decreases in cash related to Regulatory assets and liabilities, Accounts receivable, net, and Accounts payable, partially offset by increases in cash related to Inventories and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities increased by $77 million in 2022 primarily due to an increase in utility plant and equipment expenditures, partially offset by decreases in Notes receivable and non-utility plant and equipment expenditures.
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
Net cash from financing activities decreased by $607 million in 2022 primarily due to decreases in cash related to Short-term borrowings, net and Redemption of long-term debt, partially offset by increases in cash related to Issuance of long-term debt, net of issuance costs and Dividends paid on common stock.
Outlook
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Non-utility growth is expected from additional investments in the DTE Vantage segment. Compared to prior years, DTE Vantage expects that lower cash flows will continue in 2022 due to the closure of REF business. Growth from new renewable energy investments and industrial energy services projects are expected to offset these decreases over the long-term.
DTE Energy's separation of DT Midstream on July 1, 2021 may also contribute to lower cash from operations in 2022 and the near term. However, DTE Energy still expects higher cash flows from operations over the long-term due to the growth of its utilities and remaining non-utility businesses. For additional information regarding the separation of DT Midstream, refer to Note 4 to the Consolidated Financial Statements, "Discontinued Operations."
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

To finance the acquisition of midstream natural gas assets in December 2019, DTE Energy issued equity units that will result in the issuance of $1.3 billion of common stock in November 2022. DTE Energy does not anticipate the issuance of any additional equity in 2022. However, at the discretion of management and depending upon economic and financial market conditions, DTE Energy could issue additional equity as part of its financial planning process. If issued, DTE Energy anticipates these discretionary equity issuances would be made through contributions to the dividend reinvestment plan or employee benefit plans.
Over the long-term, DTE Energy does not have any equity commitments other than the 2019 equity units noted above and will continue to evaluate equity needs on an annual basis.
Uses of Cash
DTE Energy has $2.6 billion in long-term debt, including finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance or remarketing of long-term debt, and proceeds from the equity issuances associated with the 2019 equity units.
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
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $813 million.
Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
6	Regulatory Matters
10	Long-Term Debt
11	Short-Term Credit Arrangements and Borrowings
13	Commitments and Contingencies
14	Retirement Benefits and Trusteed Assets
Also refer to the "Capital Investments" section above regarding DTE Energy's capital strategy and estimated spend over the next five years. For additional information regarding DTE Energy's future cash obligations, including scheduled debt maturities and interest payments, minimum lease payments, and future purchase commitments, refer to DTE Energy's Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity
DTE Energy has approximately $2.7 billion of available liquidity at March 31, 2022, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2021	$(159)
Reclassified to realized upon settlement	58
Changes in fair value recorded to income	(170)
Amounts recorded to unrealized income	(112)
Changes in fair value recorded in Regulatory liabilities	(4)
Change in collateral	8
MTM at March 31, 2022	$(267)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2025 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2022	2023	2024	2025 and Beyond	Total Fair Value
	(In millions)
Level 1	$164	$78	$24	$7	$273
Level 2	(10)	(40)	(44)	(23)	(117)
Level 3	(124)	(96)	(40)	(81)	(341)
MTM before collateral adjustments	$30	$(58)	$(60)	$(97)	(185)
Collateral adjustments					(82)
MTM at March 31, 2022					$(267)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2022:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$334	$—	$334
BBB+ and BBB	219	—	219
BBB-	47	—	47
Total Investment Grade	600	—	600
Non-investment grade(b)	6	—	6
Internally Rated — investment grade(c)	1,156	(113)	1,043
Internally Rated — non-investment grade(d)	85	(5)	80
Total	$1,847	$(118)	$1,729
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
(c)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 25% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and other applicable short-term reference rates. As of March 31, 2022, DTE Energy had floating rate debt of $244 million and a floating rate debt-to-total debt ratio of 1.33%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through December 2032.
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2022 and 2021 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2022	2021	2022	2021	Change in the Fair Value of
	(In millions)
Environmental contracts	$(6)	$(8)	$6	$6	Commodity contracts
Gas contracts	$52	$33	$(52)	$(33)	Commodity contracts
Power contracts	$13	$4	$(14)	$(5)	Commodity contracts
Interest rate risk — DTE Energy	$(756)	$(729)	$791	$758	Long-term debt
Interest rate risk — DTE Electric	$(404)	$(348)	$433	$371	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2021 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2022:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/22 - 01/31/22	1,804	$112.02	—	—	—
02/01/22 - 02/28/22	483,898	$118.73	—	—	—
03/01/22 - 03/31/22	14,232	$116.16	—	—	—
Total	499,934		—
_______________________________________
(a)Represents shares of DTE Energy common stock purchased on the open market to participants under various employee compensation and incentive programs. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.1
Supplemental Indenture dated as of February 1, 2022, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2022 Series A and B) (Exhibit 4.1 to DTE Energy's and DTE Electric’s Form S-3 filed April 8, 2022)
		X	X

10.1
Securitization Property Servicing Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Servicer, dated as of March 17, 2022 (Exhibit 10.1 to DTE Electric’s Form 8-K filed March 17, 2022)
X

10.2
Securitization Property Purchase and Sale Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Seller, dated as of March 17, 2022 (Exhibit 10.2 to DTE Electric’s Form 8-K filed March 17, 2022)
X

10.3
Administration Agreement between DTE Electric Securitization Funding I LLC and DTE Electric Company, as Administrator, dated as of March 17, 2022 (Exhibit 10.3 to DTE Electric’s Form 8-K filed March 17, 2022)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 28, 2022
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)