Form 10-Q
period 2022-06-30
DTE ENERGY CO; DTE Electric Co
filed 2022-07-28
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2022:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,736,380

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Securitization	DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for certain qualified costs authorized by the MPSC and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

DEFINITIONS

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

Net zero	Collective efforts to reduce the carbon emissions of DTE Energy's utility operations and gas suppliers, as well as efforts to offset an amount equivalent to any remaining emissions. Progress towards this goal is estimated and may vary from the calculations of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Section 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

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

•the potential for losses on investments, including nuclear decommissioning trust and benefit plan assets and the related increases in future expense and contributions;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,909	$1,655	$4,143	$3,608
Non-utility operations	3,015	1,366	5,358	2,994
	4,924	3,021	9,501	6,602
Operating Expenses
Fuel, purchased power, and gas — utility	607	390	1,307	934
Fuel, purchased power, gas, and other — non-utility	3,059	1,347	5,301	2,942
Operation and maintenance	599	568	1,195	1,135
Depreciation and amortization	366	339	724	666
Taxes other than income	115	108	238	223
Asset (gains) losses and impairments, net	(5)	27	(5)	27
	4,741	2,779	8,760	5,927
Operating Income	183	242	741	675

Other (Income) and Deductions
Interest expense	161	166	315	321
Interest income	(8)	(6)	(16)	(10)
Non-operating retirement benefits, net	(5)	3	(8)	7
Loss on extinguishment of debt	—	8	—	8
Other income	(11)	(54)	(19)	(97)
Other expenses	31	10	44	20
	168	127	316	249
Income Before Income Taxes	15	115	425	426

Income Tax Expense (Benefit) (Note 2)	(22)	1	(6)	(5)

Net Income from Continuing Operations	37	114	431	431
Net Income from Discontinued Operations, Net of Taxes (Note 4)	—	65	—	145
Net Income	37	179	431	576

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	—	(3)	—	(6)
Discontinued operations	—	3	—	6
Net Income Attributable to DTE Energy Company	$37	$179	$431	$576

Basic Earnings per Common Share
Continuing operations	0.19	0.60	2.22	2.25
Discontinued operations	—	0.32	—	0.72
Total	$0.19	$0.92	$2.22	$2.97

Diluted Earnings per Common Share
Continuing operations	0.19	0.60	2.22	2.25
Discontinued operations	—	0.32	—	0.72
Total	$0.19	$0.92	$2.22	$2.97

Weighted Average Common Shares Outstanding
Basic	193	193	193	193
Diluted	194	194	194	194

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net Income	$37	$179	$431	$576

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $1, $—, $2, and $1, respectively	2	1	5	3
Net unrealized gains (losses) on derivatives, net of taxes of $1 for all periods	3	1	3	2
Other comprehensive income	5	2	8	5

Comprehensive income	42	181	439	581
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive Income Attributable to DTE Energy Company	$42	$181	$439	$581

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$67	$28
Restricted cash	15	7
Accounts receivable (less allowance for doubtful accounts of $102 and $92, respectively)
Customer	1,868	1,695
Other	290	135
Inventories
Fuel and gas	356	368
Materials, supplies, and other	499	490
Derivative assets	372	181
Regulatory assets	444	195
Other	182	218
	4,093	3,317
Investments
Nuclear decommissioning trust funds	1,837	2,071
Investments in equity method investees	167	187
Other	162	194
	2,166	2,452
Property
Property, plant, and equipment	37,914	37,083
Accumulated depreciation and amortization	(10,179)	(10,139)
	27,735	26,944
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,491	3,482
Securitized regulatory assets	222	—
Intangible assets	171	177
Notes receivable	322	310
Derivative assets	104	90
Prepaid postretirement costs	721	678
Operating lease right-of-use assets	94	97
Other	202	179
	7,320	7,006
Total Assets	$41,314	$39,719

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,745	$1,414
Accrued interest	153	140
Dividends payable	343	171
Short-term borrowings	815	758
Current portion long-term debt, including securitization bonds and finance leases	2,670	2,874
Derivative liabilities	436	238
Gas inventory equalization	75	—
Regulatory liabilities	77	156
Operating lease liabilities	14	14
Other	567	581
	6,895	6,346
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	14,499	13,629
Securitization bonds	211	—
Junior subordinated debentures	883	883
Finance lease liabilities	15	19
	15,608	14,531
Other Liabilities
Deferred income taxes	2,243	2,163
Regulatory liabilities	2,950	3,106
Asset retirement obligations	3,377	3,162
Unamortized investment tax credit	182	158
Derivative liabilities	284	192
Accrued pension liability	291	339
Accrued postretirement liability	349	358
Nuclear decommissioning	283	321
Operating lease liabilities	71	74
Other	202	256
	10,232	10,129
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,736,380 and 193,747,509 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	5,323	5,379
Retained earnings	3,355	3,438
Accumulated other comprehensive loss	(104)	(112)
Total DTE Energy Company Equity	8,574	8,705
Noncontrolling interests	5	8
Total Equity	8,579	8,713
Total Liabilities and Equity	$41,314	$39,719

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In millions)
Operating Activities
Net Income	$431	$576
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	724	748
Nuclear fuel amortization	11	29
Allowance for equity funds used during construction	(14)	(13)
Deferred income taxes	—	68
Equity (earnings) losses of equity method investees	15	(73)
Dividends from equity method investees	3	73
Asset (gains) losses and impairments, net	(5)	47
Changes in assets and liabilities:
Accounts receivable, net	(328)	85
Inventories	3	(53)
Prepaid postretirement benefit costs	(43)	(41)
Accounts payable	363	112
Gas inventory equalization	75	31
Accrued pension liability	(48)	(44)
Accrued postretirement liability	(9)	(11)
Derivative assets and liabilities	85	203
Regulatory assets and liabilities	(405)	265
Other current and noncurrent assets and liabilities	278	(86)
Net cash from operating activities	1,136	1,916
Investing Activities
Plant and equipment expenditures — utility	(1,489)	(1,788)
Plant and equipment expenditures — non-utility	(42)	(86)
Proceeds from sale of assets	—	2
Proceeds from sale of nuclear decommissioning trust fund assets	513	637
Investment in nuclear decommissioning trust funds	(516)	(640)
Distributions from equity method investees	10	11
Contributions to equity method investees	(7)	(6)
Notes receivable	(13)	(51)
Other	(24)	(7)
Net cash used for investing activities	(1,568)	(1,928)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,119	4,035
Redemption of long-term debt	(250)	(583)
Short-term borrowings, net	57	31
Repurchase of common stock	(55)	(54)
Dividends paid on common stock	(342)	(420)
Contributions from noncontrolling interests	2	22
Distributions to noncontrolling interests	(5)	(26)
Other	(47)	(59)
Net cash from financing activities	479	2,946
Net Increase in Cash, Cash Equivalents, and Restricted Cash	47	2,934
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	516
Cash, Cash Equivalents, and Restricted Cash at End of Period	$82	$3,450

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$318	$295

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	394	—	—	394
Dividends declared on common stock ($0.89 per Common Share)	—	—	(171)	—	—	(171)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	456	(14)	1	—	(4)	(17)
Balance, March 31, 2022	193,739	$5,310	$3,662	$(109)	$4	$8,867
Net Income	—	—	37	—	—	37
Dividends declared on common stock ($1.77 per Common Share)	—	—	(343)	—	—	(343)
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net contributions from noncontrolling interests, and other	(3)	13	(1)	—	1	13
Balance, June 30, 2022	193,736	$5,323	$3,355	$(104)	$5	$8,579

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income	—	—	397	—	—	397
Dividends declared on common stock ($1.09 per Common Share)	—	—	(210)	—	—	(210)
Repurchase of common stock	(430)	(54)	—	—	—	(54)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	386	(8)	(1)	—	(2)	(11)
Balance, March 31, 2021	193,727	$5,344	$7,342	$(134)	$162	$12,714
Net Income	—	—	179	—	—	179
Dividends declared on common stock ($1.91 per Common Share)	—	—	(370)	—	—	(370)
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	25	17	(2)	—	(1)	14
Balance, June 30, 2021	193,752	$5,361	$7,149	$(132)	$161	$12,539

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,566	$1,408	$3,052	$2,768

Operating Expenses
Fuel and purchased power — utility	516	361	956	723
Operation and maintenance	383	355	764	712
Depreciation and amortization	301	272	595	532
Taxes other than income	84	80	172	162
	1,284	1,068	2,487	2,129
Operating Income	282	340	565	639

Other (Income) and Deductions
Interest expense	91	85	178	167
Non-operating retirement benefits, net	—	(1)	(1)	(1)
Other income	(15)	(19)	(31)	(38)
Other expenses	17	10	26	18
	93	75	172	146
Income Before Income Taxes	189	265	393	493

Income Tax Expense	3	27	6	47

Net Income	$186	$238	$387	$446

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net Income	$186	$238	$387	$446
Other comprehensive income	—	—	—	—
Comprehensive Income	$186	$238	$387	$446

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$7	$9
Restricted Cash	9	—
Accounts receivable (less allowance for doubtful accounts of $53 and $54, respectively)
Customer	752	694
Affiliates	27	36
Other	115	40
Inventories
Fuel	172	171
Materials and supplies	328	316
Regulatory assets	359	168
Other	106	101
	1,875	1,535
Investments
Nuclear decommissioning trust funds	1,837	2,071
Other	41	44
	1,878	2,115
Property
Property, plant, and equipment	29,462	28,849
Accumulated depreciation and amortization	(7,697)	(7,676)
	21,765	21,173
Other Assets
Regulatory assets	3,016	2,968
Securitized regulatory assets	222	—
Prepaid postretirement costs — affiliates	427	402
Operating lease right-of-use assets	59	64
Other	168	148
	3,892	3,582
Total Assets	$29,410	$28,405

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$75	$83
Other	611	567
Accrued interest	108	95
Current portion long-term debt, including securitization bonds and finance leases	94	322
Regulatory liabilities	73	154
Short-term borrowings
Affiliates	—	53
Other	364	153
Operating lease liabilities	10	10
Other	200	206
	1,535	1,643
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	9,481	8,591
Securitization bonds	211	—
Finance lease liabilities	4	7
	9,696	8,598
Other Liabilities
Deferred income taxes	2,816	2,741
Regulatory liabilities	2,072	2,221
Asset retirement obligations	3,142	2,932
Unamortized investment tax credit	182	158
Nuclear decommissioning	283	321
Accrued pension liability — affiliates	378	405
Accrued postretirement liability — affiliates	332	340
Operating lease liabilities	42	46
Other	81	97
	9,328	9,261
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,002	6,002
Retained earnings	2,849	2,901
Total Shareholder’s Equity	8,851	8,903
Total Liabilities and Shareholder’s Equity	$29,410	$28,405

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In millions)
Operating Activities
Net Income	$387	$446
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	595	532
Nuclear fuel amortization	11	29
Allowance for equity funds used during construction	(12)	(12)
Deferred income taxes	—	36
Changes in assets and liabilities:
Accounts receivable, net	(124)	(30)
Inventories	(13)	(17)
Accounts payable	90	25
Prepaid postretirement benefit costs — affiliates	(25)	(24)
Accrued pension liability — affiliates	(27)	(23)
Accrued postretirement liability — affiliates	(8)	(9)
Regulatory assets and liabilities	(408)	235
Other current and noncurrent assets and liabilities	197	(159)
Net cash from operating activities	663	1,029
Investing Activities
Plant and equipment expenditures	(1,207)	(1,512)
Proceeds from sale of nuclear decommissioning trust fund assets	513	637
Investment in nuclear decommissioning trust funds	(516)	(640)
Notes receivable and other	(21)	(6)
Net cash used for investing activities	(1,231)	(1,521)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,119	987
Redemption of long-term debt	(250)	(283)
Short-term borrowings, net — affiliate	(53)	93
Short-term borrowings, net — other	211	—
Dividends paid on common stock	(439)	(293)
Other	(13)	(17)
Net cash from financing activities	575	487
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	7	(5)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9	16
Cash, Cash Equivalents, and Restricted Cash at End of Period	$16	$11

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$233	$201
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	201	201
Dividends declared on common stock	—	—	—	(277)	(277)
Balance, March 31, 2022	138,632	$1,386	$4,616	$2,825	$8,827
Net Income	—	—	—	186	186
Dividends declared on common stock	—	—	—	(162)	(162)
Balance, June 30, 2022	138,632	$1,386	$4,616	$2,849	$8,851

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	208	208
Dividends declared on common stock	—	—	—	(147)	(147)
Balance, March 31, 2021	138,632	$1,386	$4,061	$2,684	$8,131
Net Income	—	—	—	238	238
Dividends declared on common stock	—	—	—	(146)	(146)
Balance, June 30, 2021	138,632	$1,386	$4,061	$2,776	$8,223

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2022, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2022, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2022 and December 31, 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	June 30, 2022		December 31, 2021
	DTE Energy	DTE Electric(a)	DTE Energy
	(In millions)
ASSETS
Cash and cash equivalents	$9	$—	$11
Restricted cash	13	9	6
Securitized regulatory assets	222	222	—
Notes receivable	84	—	70
Other current and long-term assets	11	2	8
	$339	$233	$95

LIABILITIES
Short-term borrowings	$85	$—	$75
Securitization bonds(b)	232	232	—
Other current and long-term liabilities	13	5	5
	$330	$237	$80
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization, which was a new VIE beginning the first quarter of 2022. See Note 6 to the Consolidated Financial Statements, "Regulatory Matters."
(b)Includes $21 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the period ended June 30, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Investments in equity method investees	$144	$172
Notes receivable	$15	$13
Future funding commitments	$2	$3

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Contract services	$7	$7	$14	$15
Allowance for equity funds used during construction	6	6	14	13
Income from REF entities	—	21	—	45
Gains from rabbi trust securities(a)	—	2	—	4
Equity earnings (losses) of equity method investees	(4)	13	(15)	14
Other	2	5	6	6
	$11	$54	$19	$97
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Contract services	$7	$7	$14	$15
Allowance for equity funds used during construction	5	6	12	12
Gains from rabbi trust securities allocated from DTE Energy(a)	—	2	—	4
Other	3	4	5	7
	$15	$19	$31	$38
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and six months ended June 30, 2022 and 2021, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
DTE Energy	(146)%	1%	(1)%	(1)%
DTE Electric	2%	10%	2%	10%
These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period. DTE Energy's effective tax rate in the second quarter 2022 was significantly impacted by having lower pre-tax income, driven primarily by losses in the Energy Trading segment.
The 147% decrease in DTE Energy's effective tax rate for the three months ended June 30, 2022 was primarily due to amortization of the TCJA regulatory liability of 72%, production tax credits of 66%, and West Virginia law change of 7% in 2021. There was no change in DTE Energy’s effective tax rate for the six months ended June 30, 2022, which included an increase of 7% due to the closure of the REF business and resulting decrease in production tax credits, offset by higher amortization of the TCJA regulatory liability of 5% and West Virginia law change of 2% in 2021.
The 8% decreases in DTE Electric's effective tax rate for the three and six months ended June 30, 2022 were primarily due to higher amortization of the TCJA regulatory liability, which was driven by the accelerated amortization approved in DTE Electric's prior year accounting applications to the MPSC.
DTE Electric had income tax receivables with DTE Energy related to federal and state taxes of $26 million and $33 million at June 30, 2022 and December 31, 2021, respectively, which are included in Accounts Receivable - Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric also had income tax payables with DTE Energy related to state taxes of $2 million at December 31, 2021, which are included in Accounts Payable - Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of June 30, 2022, DTE Energy had $93 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $11 million for the three months ended June 30, 2022 and 2021, respectively, while such allocation was $21 million and $25 million for the six months ended June 30, 2022 and 2021, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2022.

	DTE Energy				DTE Electric
	Year of Origination
	2022	2021	2020 and Prior	Total	2022 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$21	$21	$17
Internal grade 2	17	3	92	112	—
Total notes receivable(a)	$17	$3	$113	$133	$17

Net investment in leases
Net investment in leases, internal grade 1	$—	$—	$38	$38	$—
Net investment in leases, internal grade 2	—	—	190	190	—
Total net investment in leases(a)	$—	$—	$228	$228	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	32	—	32	15
Write-offs charged against allowance	(45)	—	(45)	(30)
Recoveries of amounts previously written off	23	—	23	14
Ending reserve balance, June 30, 2022	$99	$3	$102	$53

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	53	1	54	36
Write-offs charged against allowance	(126)	(1)	(127)	(77)
Recoveries of amounts previously written off	61	—	61	38
Ending reserve balance, December 31, 2021	$89	$3	$92	$54
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
DTE Energy	$14	$4	$34	$35
DTE Electric	$8	$5	$16	$16
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2022.

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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify that contractual sale restrictions should not be considered when measuring the fair value of equity securities subject to such restrictions. The amendments also require the disclosure of the fair value of such equity securities, the nature and remaining duration of the restrictions, and the circumstances leading to a lapse in the restrictions. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2023, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(In millions)
Operating Revenues — Non-utility operations	$208	$405

Operating Expenses
Cost of gas and other — non-utility	10	15
Operation and maintenance(a)	53	94
Depreciation and amortization	41	82
Taxes other than income	6	13
Asset (gains) losses and impairments, net	18	17
	128	221
Operating Income	80	184

Other (Income) and Deductions
Interest expense	24	50
Interest income	(1)	(4)
Other income	(29)	(62)
	(6)	(16)
Income from Discontinued Operations Before Income Taxes	86	200

Income Tax Expense	21	55

Net Income from Discontinued Operations, Net of Taxes	65	145

Less: Net Income Attributable to Noncontrolling Interests	3	6

Net Income from Discontinued Operations	$62	$139
_______________________________________
(a)Includes separation transaction costs of $19 million and $29 million for the three and six months ended June 30, 2021, respectively, for various legal, accounting and other professional services fees.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table is a summary of significant non-cash items and capital expenditures of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

Six Months Ended June 30,
2021
(In millions)
Operating Activities
Depreciation and amortization	$82
Deferred income taxes	54
Equity earnings of equity method investees	(59)
Asset (gains) losses and impairments, net	19
Investing Activities
Plant and equipment expenditures — non-utility	(60)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Electric(a)
Residential	$691	$705	$1,391	$1,377
Commercial	487	468	964	920
Industrial	170	147	331	306
Other(b)	222	91	374	172
Total Electric operating revenues	$1,570	$1,411	$3,060	$2,775

Gas
Gas sales	$231	$171	$827	$631
End User Transportation	55	48	153	133
Intermediate Transportation	16	17	45	43
Other(b)	60	29	103	70
Total Gas operating revenues	$362	$265	$1,128	$877

Other segment operating revenues
DTE Vantage	$220	$394	$399	$760
Energy Trading	$2,832	$1,167	$5,035	$2,606
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $4 million and $3 million of Other revenues related to DTE Sustainable Generation for the three months ended June 30, 2022 and 2021, respectively, and $8 million and $7 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Electric — Other revenues	$4	$5	$8	$8
Gas — Other revenues	$2	$2	$4	$4
DTE Vantage — Leases	$19	$22	$39	$44
Energy Trading — Derivatives	$2,426	$907	$4,160	$2,053
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2022	$78
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	61
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(31)
Ending Balance, June 30, 2022	$108
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2022	$81
2023	25
2024	1
2025	—
2026	—
2027 and thereafter	1
$108
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2022	$118	$4
2023	300	7
2024	192	7
2025	116	1
2026	67	—
2027 and thereafter	367	—
	$1,160	$19

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
2022 Accounting Application
On June 17, 2022, DTE Gas filed a request with the MPSC to accelerate amortization of the regulatory liability for non-plant-related accumulated deferred income tax balances that resulted from the TCJA. DTE Gas is seeking approval to increase amortization up to $20 million during the fourth quarter of 2023, which would fully amortize this portion of the liability by July 2026 instead of April 2029. The accelerated amortization would not impact customer rates and would allow DTE Gas to defer its next rate case filing to no earlier than February 1, 2023. An order from the MPSC is expected by the end of the third quarter 2022.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$37	$117	$431	$437
Less: Allocation of earnings to net restricted stock awards	—	1	1	1
	$37	$116	$430	$436
Net Income Attributable to DTE Energy Company — discontinued operations	—	62	—	139
Net income available to common shareholders — basic	$37	$178	$430	$575

Average number of common shares outstanding — basic	193	193	193	193

Income from continuing operations	$0.19	$0.60	$2.22	$2.25
Income from discontinued operations	—	0.32	—	0.72
Basic Earnings per Common Share	$0.19	$0.92	$2.22	$2.97

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$37	$117	$431	$437
Less: Allocation of earnings to net restricted stock awards	—	1	1	1
	$37	$116	$430	$436
Net Income Attributable to DTE Energy Company — discontinued operations	—	62	—	139
Net income available to common shareholders — diluted	$37	$178	$430	$575

Average number of common shares outstanding — basic	193	193	193	193
Average dilutive equity units and performance share awards	1	1	1	1
Average number of common shares outstanding — diluted	194	194	194	194

Income from continuing operations	$0.19	$0.60	$2.22	$2.25
Income from discontinued operations	—	0.32	—	0.72
Diluted Earnings per Common Share(a)	$0.19	$0.92	$2.22	$2.97
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 10.0 million and 9.5 million for the three months ended June 30, 2022 and 2021, respectively, and 10.3 million and 10.0 million for the six months ended June 30, 2022 and 2021, respectively, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2022 and December 31, 2021. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2022						December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$55	$—	$—	$—	$—	$55	$4	$—	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	699	—	—	156	—	855	917	—	—	190	—	1,107
Fixed income securities	104	386	—	94	—	584	124	418	—	102	—	644
Private equity and other	—	—	—	252	—	252	—	—	—	205	—	205
Hedge funds and similar investments	80	46	—	—	—	126	58	18	—	—	—	76
Cash equivalents	20	—	—	—	—	20	39	—	—	—	—	39
Other investments(d)
Equity securities	56	—	—	—	—	56	68	—	—	—	—	68
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	70	—	—	—	—	70	86	—	—	—	—	86
Derivative assets
Commodity contracts(e)
Natural gas	583	212	107	—	(883)	19	273	115	66	—	(394)	60
Electricity	—	1,517	443	—	(1,529)	431	—	500	143	—	(441)	202
Environmental & Other	—	336	31	—	(341)	26	—	285	9	—	(285)	9
Total derivative assets	583	2,065	581	—	(2,753)	476	273	900	218	—	(1,120)	271
Total	$1,674	$2,497	$581	$502	$(2,753)	$2,501	$1,576	$1,336	$218	$497	$(1,120)	$2,507

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(319)	$(478)	$(469)	$—	$766	$(500)	$(177)	$(172)	$(245)	$—	$347	$(247)
Electricity	—	(1,379)	(539)	—	1,700	(218)	—	(434)	(188)	—	443	(179)
Environmental & Other	—	(342)	(1)	—	344	1	—	(288)	—	—	288	—
Foreign currency exchange contracts	—	(3)	—	—	—	(3)	—	(4)	—	—	—	(4)
Total	$(319)	$(2,202)	$(1,009)	$—	$2,810	$(720)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,355	$295	$(428)	$502	$57	$1,781	$1,399	$438	$(215)	$497	$(42)	$2,077
Assets
Current	$511	$1,643	$484	$—	$(2,211)	$427	$227	$646	$166	$—	$(854)	$185
Noncurrent	1,163	854	97	502	(542)	2,074	1,349	690	52	497	(266)	2,322
Total Assets	$1,674	$2,497	$581	$502	$(2,753)	$2,501	$1,576	$1,336	$218	$497	$(1,120)	$2,507
Liabilities
Current	$(294)	$(1,675)	$(684)	$—	$2,217	$(436)	$(168)	$(609)	$(260)	$—	$799	$(238)
Noncurrent	(25)	(527)	(325)	—	593	(284)	(9)	(289)	(173)	—	279	(192)
Total Liabilities	$(319)	$(2,202)	$(1,009)	$—	$2,810	$(720)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,355	$295	$(428)	$502	$57	$1,781	$1,399	$438	$(215)	$497	$(42)	$2,077
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $11 million and $1 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at June 30, 2022 and December 31, 2021, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$9	$—	$—	$—	$9	$—	$—	$—	$—	$—
Nuclear decommissioning trusts
Equity securities	699	—	—	156	855	917	—	—	190	1,107
Fixed income securities	104	386	—	94	584	124	418	—	102	644
Private equity and other	—	—	—	252	252	—	—	—	205	205
Hedge funds and similar investments	80	46	—	—	126	58	18	—	—	76
Cash equivalents	20	—	—	—	20	39	—	—	—	39
Other investments
Equity securities	16	—	—	—	16	20	—	—	—	20
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	25	—	25	—	—	9	—	9
Total	$939	$432	$25	$502	$1,898	$1,169	$436	$9	$497	$2,111

Assets
Current	$9	$—	$25	$—	$34	$—	$—	$9	$—	$9
Noncurrent	930	432	—	502	1,864	1,169	436	—	497	2,102
Total Assets	$939	$432	$25	$502	$1,898	$1,169	$436	$9	$497	$2,111
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $9 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at June 30, 2022.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $181 million and $199 million as of June 30, 2022 and December 31, 2021, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(230)	$(117)	$6	$(341)	$(89)	$(19)	$1	$(107)
Total gains (losses)
Included in earnings(a)	(175)	33	3	(139)	(128)	(9)	—	(137)
Recorded in Regulatory liabilities	—	—	28	28	—	—	16	16
Purchases, issuances, and settlements
Settlements	43	(12)	(7)	24	36	(21)	(2)	13
Net Assets (Liabilities) as of June 30	$(362)	$(96)	$30	$(428)	$(181)	$(49)	$15	$(215)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(145)	$25	$(24)	$(144)	$(98)	$(18)	$(15)	$(131)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$25	$25	$—	$—	$15	$15
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(179)	$(45)	$9	$(215)	$(16)	$10	$4	$(2)
Transfers from Level 3 into Level 2	5	—	—	5	—	—	—	—
Total gains (losses)
Included in earnings(a)	(347)	(18)	7	(358)	(195)	16	—	(179)
Recorded in Regulatory liabilities	—	—	24	24	—	—	15	15
Purchases, issuances, and settlements
Settlements	159	(33)	(10)	116	30	(75)	(4)	(49)
Net Assets (Liabilities) as of June 30	$(362)	$(96)	$30	$(428)	$(181)	$(49)	$15	$(215)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(274)	$(39)	$(21)	$(334)	$(192)	$(24)	$(15)	$(231)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$25	$25	$—	$—	$15	$15
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net Assets as of beginning of period	$3	$1	$9	$4
Total gains recorded in Regulatory liabilities	28	16	24	15
Purchases, issuances, and settlements
Settlements	(6)	(2)	(8)	(4)
Net Assets as of June 30	$25	$15	$25	$15
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$25	$15	$25	$15
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and six months ended months ended June 30, 2022 and 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$107	$(469)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.82)	—	$10.98	/MMBtu	$(0.05)	/MMBtu
Electricity	$443	$(539)	Discounted Cash Flow	Forward basis price (per MWh)	$(53)	—	$20	/MWh	$(6)	/MWh

	December 31, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$66	$(245)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36)	—	$3.82	/MMBtu	$(0.04)	/MMBtu
Electricity	$143	$(188)	Discounted Cash Flow	Forward basis price (per MWh)	$(12)	—	$7	/MWh	$(2)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$133	$—	$—	$134	$150	$—	$—	$167
Short-term borrowings	$815	$—	$815	$—	$758	$—	$758	$—
Notes payable(b)	$18	$—	$—	$18	$27	$—	$—	$27
Long-term debt(c)	$18,255	$2,110	$13,748	$1,282	$17,378	$2,284	$15,425	$1,207
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$17	$—	$—	$17	$17	$—	$—	$17
Short-term borrowings — affiliates	$—	$—	$—	$—	$53	$—	$—	$53
Short-term borrowings — other	$364	$—	$364	$—	$153	$—	$153	$—
Notes payable(b)	$17	$—	$—	$17	$27	$—	$—	$27
Long-term debt(c)	$9,779	$—	$8,692	$377	$8,907	$—	$9,898	$150
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2022	December 31, 2021
	(In millions)
Fermi 2	$1,816	$2,051
Fermi 1	3	3
Low-level radioactive waste	18	17
	$1,837	$2,071
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Realized gains	$32	$35	$46	$59
Realized losses	$(18)	$(6)	$(23)	$(8)
Proceeds from sale of securities	$306	$366	$513	$637
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2022			December 31, 2021
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$855	$329	$(23)	$1,107	$546	$(9)
Fixed income securities	584	4	(47)	644	23	(6)
Private equity and other	252	75	(3)	205	58	(8)
Hedge funds and similar investments	126	—	(14)	76	1	(2)
Cash equivalents	20	—	—	39	—	—
	$1,837	$408	$(87)	$2,071	$628	$(25)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2022
(In millions)
Due within one year	$21
Due after one through five years	117
Due after five through ten years	103
Due after ten years	249
$490
Fixed income securities held in nuclear decommissioning trust funds include $94 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At June 30, 2022 and December 31, 2021, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrant's gains (losses) related to the trust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Gains (losses) related to equity securities	$(4)	$2	$(5)	$4
Gains (losses) related to fixed income securities	(1)	—	(1)	—
	$(5)	$2	$(6)	$4

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2022 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(3)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$902	$(1,266)	$454	$(594)
Electricity	1,960	(1,918)	643	(622)
Environmental & Other	367	(343)	294	(288)
Foreign currency exchange contracts	—	—	—	—
Total derivatives not designated as hedging instruments	$3,229	$(3,527)	$1,391	$(1,504)

Current	$2,583	$(2,653)	$1,035	$(1,037)
Noncurrent	646	(877)	356	(471)
Total derivatives	$3,229	$(3,530)	$1,391	$(1,508)
The fair value of derivative instruments at DTE Electric was $25 million and $9 million at June 30, 2022 and December 31, 2021, respectively, comprised of FTRs recorded to Other current assets on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had a nominal amount of letters of credit issued and outstanding at June 30, 2022 and $18 million at December 31, 2021, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $58 million and $37 million at June 30, 2022 and December 31, 2021, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2022	December 31, 2021
	(In millions)
Cash collateral netted against Derivative assets	$(367)	$(90)
Cash collateral netted against Derivative liabilities	424	48
Cash collateral recorded in Accounts receivable(a)	123	55
Cash collateral recorded in Accounts payable(a)	(55)	(21)
Total net cash collateral posted (received)	$125	$(8)
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2022			December 31, 2021
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$902	$(883)	$19	$454	$(394)	$60
Electricity	1,960	(1,529)	431	643	(441)	202
Environmental & Other	367	(341)	26	294	(285)	9
Total derivative assets	$3,229	$(2,753)	$476	$1,391	$(1,120)	$271

Derivative liabilities
Commodity contracts
Natural gas	$(1,266)	$766	$(500)	$(594)	$347	$(247)
Electricity	(1,918)	1,700	(218)	(622)	443	(179)
Environmental & Other	(343)	344	1	(288)	288	—
Foreign currency exchange contracts	(3)	—	(3)	(4)	—	(4)
Total derivative liabilities	$(3,530)	$2,810	$(720)	$(1,508)	$1,078	$(430)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2022				December 31, 2021
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$2,583	$646	$(2,653)	$(877)	$1,035	$356	$(1,037)	$(471)
Counterparty netting	(1,907)	(479)	1,907	479	(791)	(239)	791	239
Collateral adjustment	(304)	(63)	310	114	(63)	(27)	8	40
Total derivatives as reported	$372	$104	$(436)	$(284)	$181	$90	$(238)	$(192)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2022	2021	2022	2021
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(32)	$(114)	$(263)	$(157)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(165)	(24)	(100)	(79)
Electricity	Operating Revenues — Non-utility operations	110	42	112	75
Environmental & Other	Operating Revenues — Non-utility operations	22	(7)	18	(39)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	2	(1)	—	(3)
Total		$(63)	$(104)	$(233)	$(203)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2022:

Commodity	Number of Units
Natural gas (MMBtu)	2,367,896,824
Electricity (MWh)	37,254,286
Oil (Gallons)	9,480,000
Foreign currency exchange ($ CAD)	107,911,226
Renewable Energy Certificates (MWh)	9,100,840
Carbon emissions (Metric Tons)	447,324
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $1.1 billion.
As of June 30, 2022, DTE Energy had $3.0 billion of derivatives in net liability positions, for which hard triggers exist. There is $317 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $2.3 billion. The net remaining amount of $386 million is derived from the $1.1 billion noted above.

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
In June 2022, DTE Energy entered into a $1.125 billion unsecured term loan with a maturity date of December 2023. No amounts have been drawn on the loan as of June 30, 2022. DTE Energy has mandatory draw obligations of at least $400 million within sixty days of closing and a total of $800 million within six months of closing. Borrowings will be recorded as long-term debt, given the term of the loan exceeds one year. Borrowings will be used for the general corporate purposes of DTE Energy and its subsidiaries and will bear interest at SOFR plus 0.90% per annum. Any unused capacity under the loan will terminate if not drawn by June 24, 2023.
Other terms of the loan are consistent with DTE Energy's unsecured revolving credit agreements. Refer to Note 11 to the Consolidated Financial Statements, "Short-term Credit Arrangements and Borrowings", for additional information regarding the unsecured revolving credit agreements.
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
In June 2022, DTE Energy increased its $70 million letter of credit facility to $375 million and amended the maturity date from July 2023 to June 2023. The facility will support general corporate purposes and has terms consistent with the unsecured revolving credit agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The unsecured revolving credit agreements have historically required DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In June 2021, DTE Energy amended its total funded debt to capitalization ratio requirement to no more than 0.70 to 1 starting with the third quarter of 2021 and ending December 2022. The amendment was a result of temporary balance sheet impacts resulting from the separation of DT Midstream on July 1, 2021. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2022, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.68 to 1, 0.52 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of June 30, 2022 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring April 2026	$1,500	$500	$300	$2,300
Unsecured Canadian revolving credit facility, expiring May 2023	85	—	—	85
Unsecured letter of credit facility, expiring February 2023	150	—	—	150
Unsecured letter of credit facility, expiring June 2023	375	—	—	375
Unsecured letter of credit facility(a)	50	—	—	50
	2,160	500	300	2,960
Amounts outstanding at June 30, 2022
Revolver borrowings	85	—	—	85
Commercial paper issuances	366	364	—	730
Letters of credit	272	—	—	272
	723	364	—	1,087
Net availability at June 30, 2022	$1,437	$136	$300	$1,873
_______________________________________
(a)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including an agreement for up to $50 million with an indefinite term and an agreement for up to $150 million currently contracted through 2022 and subject to renewal. The $50 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At June 30, 2022, the capacity under the facilities was $250 million. The amounts outstanding under the agreements were $237 million and $103 million at June 30, 2022 and December 31, 2021, respectively, and were fully offset by the posted collateral.

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
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
June 30, 2022
(In millions)
2022	$13
2023	26
2024	26
2025	27
2026	26
2027 and Thereafter	335
Total minimum future lease receipts	453
Residual value of leased pipeline	17
Less unearned income	242
Net investment in finance lease	228
Less current portion	6
$222
Interest income recognized under finance leases was $6 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and $11 million and $9 million for the six months ended June 30, 2022 and 2021, respectively.
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fixed payments	$4	$14	$8	$29
Variable payments	15	18	31	35
	$19	$32	$39	$64

Operating revenues	$19	$22	$39	$44
Other income	—	10	—	20
	$19	$32	$39	$64

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOX. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce SO2, NOX, mercury, and other emissions. Additional rule making may occur over the next few years which could require additional controls for SO2, NOX, and other hazardous air pollutants.
In 2015, the EPA finalized National Ambient Air Quality Standards ("NAAQS") for ground level ozone. In October 2016, the State of Michigan recommended to the EPA which areas of the State are not attaining the standards. In August 2018, the EPA designated southeast Michigan as "marginal non-attainment" with the 2015 ozone NAAQS. In January 2022, after collecting several years of data, the State submitted a request to the EPA for redesignation of the southeast Michigan ozone non-attainment area to attainment, and to accept their maintenance plan and emission inventories as a revision to the Michigan SIP. On March 14, 2022, the EPA published a proposal in the Federal Register to formally redesignate the southeast Michigan ozone non-attainment areas to attainment with the 2015 ozone NAAQS. The redesignation includes a public comment period. Until the proposed redesignation is finalized, DTE Electric cannot predict the financial impact of this proposal.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE rule was vacated and remanded back to the EPA in a D.C. Circuit Court decision on January 19, 2021. Petitions were filed asking the Supreme Court to review the D.C. Circuit's decision vacating the ACE rule, and the petition was granted in October 2021. The Supreme Court issued a decision on June 30, 2022 that reverses the January 2021 decision of the D.C. Circuit Court and remands the case for further proceedings. The effects of the decision may limit the ability of the EPA to propose significant GHG reductions and the next steps taken by the EPA with respect to regulation of GHGs from EGUs remain uncertain. While DTE Energy is reviewing the impacts of this ruling and subsequent responses from federal and state regulators, the ruling does not impact the plans for our utilities to reduce carbon emissions and achieve net zero emissions by 2050.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Water — In response to EPA regulations and in accordance with the Clean Water Act, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014, which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has completed the required studies and submitted reports for most of its generation plants, and a final study is in-process for Monroe power plant. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on determining whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rule making at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2022 and December 31, 2021, DTE Electric had $10 million and $14 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. The EPA also signed an administrative stay of the 2015 ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule (Postponement Rule) to postpone certain applicable deadlines within the 2015 ELG rule. The Postponement Rule was published on September 18, 2017. The Postponement Rule nullified the administrative stay but also extended the earliest compliance deadlines for only FGD wastewater and bottom ash transport water until November 1, 2020 in order for the EPA to propose and finalize a new ruling. On October 13, 2020, the EPA finalized the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule. The Reconsideration Rule re-establishes the technology-based effluent limitations guidelines and standards applicable to FGD wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025. FGD wastewater retrofits must be completed "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025 or December 31, 2028 if a permittee decides to pursue the Voluntary Incentives Program (VIP) subcategory for FGD wastewater. If a facility applies for the VIP, they must meet more stringent standards, but are allowed an extended time period to meet the compliance requirements.
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
DTE Electric has estimated the impact of the CCR and ELG rules to be $568 million of capital expenditures, including $463 million for 2022 through 2026.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2022 and December 31, 2021, DTE Gas had $24 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part Michigan's SIP process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the State attain the standard and sustain its attainment. The Michigan SIP was completed and submitted to the EPA on May 31, 2016 and supplemented on June 30, 2016. On March 19, 2021, the EPA published in the Federal Register partial approval and partial disapproval of Michigan's Detroit SO2 non-attainment area plan. The partial disapproval does not appear to impact DTE Energy's sources and further discussions are underway with the EPA to finalize the plan. On June 1, 2022, the EPA published a Federal Implementation Plan (FIP) which aligns with the partial approval and partial disapproval of the State's plan. No DTE Electric sources are materially impacted by the proposed FIP. The proposed FIP will go through a public comment period before being finalized. Since non-DTE Energy sources are also part of the proposed FIP, DTE Energy is unable to determine the full impact of any further emissions reductions that may be required from DTE Energy's facilities at this time.
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
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2022 was $634 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at June 30, 2022. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2022, DTE Energy had $134 million of performance bonds outstanding, including $119 million for DTE Electric. In the event that such bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximately 2,600 represented employees. This represents 50% and 56% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 17% and 26% have contracts expiring within one year for DTE Energy and DTE Electric, respectively.
Purchase Commitments
Utility capital expenditures and expenditures for non-utility businesses will be approximately $3.7 billion and $2.7 billion in 2022 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2022 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), are parties to a 2010 engineering, procurement, and construction contract with Toshiba America Energy Systems ("TAES"), under which TAES is charged with performing a major overhaul and upgrade of Ludington. TAES' performance has been unsatisfactory and resulted in overhaul project delays. DTE Electric and Consumers have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations. In order to enforce the contract, DTE Electric and Consumers filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022. In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. As a joint owner of Ludington, DTE Electric would be liable for 49% of these damages. DTE Electric believes the motion to dismiss and counterclaims are without merit and is currently evaluating options to respond. DTE Electric cannot predict the financial impact or outcome of this matter.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$23	$27	$7	$7
Interest cost	42	40	12	12
Expected return on plan assets	(86)	(86)	(31)	(32)
Amortization of:
Net actuarial loss	28	49	1	4
Prior service credit	—	—	(5)	(5)
Net periodic benefit cost (credit)	$7	$30	$(16)	$(14)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$47	$54	$14	$15
Interest cost	83	79	24	23
Expected return on plan assets	(173)	(170)	(63)	(64)
Amortization of:
Net actuarial loss	57	98	2	7
Prior service credit	—	—	(10)	(10)
Net periodic benefit cost (credit)	$14	$61	$(33)	$(29)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense was $9 million and $26 million for the three months ended June 30, 2022 and 2021, respectively, and $18 million and $52 million for the six months ended June 30, 2022 and 2021, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$5	$5	$10	$11
Interest cost	9	9	18	17
Expected return on plan assets	(21)	(21)	(42)	(43)
Amortization of:
Net actuarial loss	1	3	2	6
Prior service credit	(3)	(4)	(6)	(7)
Net periodic benefit credit	$(9)	$(8)	$(18)	$(16)
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, natural gas sales, and renewable natural gas sales in the segments below. For the prior periods, inter-segment billing also included the sale of reduced emissions fuel at DTE Vantage.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Electric	$18	$15	$34	$31
Gas	3	3	6	7
DTE Vantage	17	176	42	338
Energy Trading	22	13	39	26
Corporate and Other	—	—	—	1
	$60	$207	$121	$403
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations
Electric	$1,566	$1,408	$3,052	$2,768
Gas	362	265	1,128	877
Operating Revenues — Non-utility operations
Electric	4	3	8	7
DTE Vantage	220	394	399	760
Energy Trading	2,832	1,167	5,035	2,606
Corporate and Other	—	—	—	1
Reconciliation and Eliminations(a)	(60)	(216)	(121)	(417)
Total	$4,924	$3,021	$9,501	$6,602
_______________________________________
(a)Includes $9 million and $14 million for the three and six months ended June 30, 2021, respectively, for eliminations related to DTE Energy's former Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$186	$238	$387	$446
Gas	6	7	202	176
DTE Vantage	28	14	42	42
Energy Trading	(127)	(66)	(136)	(121)
Corporate and Other	(56)	(76)	(64)	(106)
Income from Continuing Operations Attributable to DTE Energy Company	37	117	431	437
Discontinued Operations	—	62	—	139
Net Income Attributable to DTE Energy Company	$37	$179	$431	$576

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company — Continuing operations	$37	$117	$431	$437
Diluted Earnings per Common Share — Continuing operations	$0.19	$0.60	$2.22	$2.25
The decrease in Net Income Attributable to DTE Energy Company for the three months ended June 30, 2022 was primarily due to lower earnings in the Electric and Energy Trading segments, partially offset by higher earnings in the DTE Vantage and Corporate and Other segments. The decrease for the six months ended June 30, 2022 was primarily due to lower earnings in the Electric and Energy Trading segments, partially offset by higher earnings in the Gas and Corporate and Other segments.
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
For gas utility operations, DTE Energy aims to cut carbon emissions across the entire value chain. To achieve net zero emissions by 2050, DTE Energy is working to source gas with lower methane intensity, reduce emissions through its gas main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy is also committed to helping DTE Gas customers reduce their emissions by 35% by 2040 by increasing energy efficiency, pursuing advanced technologies such as hydrogen, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.

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
DTE Electric's capital investments over the 2022-2026 period are estimated at $15 billion, comprised of $8 billion for distribution infrastructure, $4 billion for base infrastructure, and $3 billion for cleaner generation including renewables. DTE Electric has retired six coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining eleven coal-fired generating units, including five units at Trenton Channel and St. Clair expected to be retired in the third quarter 2022. The two units at the Belle River facility will cease the use of coal by 2028 and are being evaluated for conversion to cleaner energy resources. The four units at the Monroe facility are expected to be retired by 2040. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, and natural gas fueled generation, including the Blue Water Energy Center which commenced operations in June 2022.
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
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulations, including those addressing climate change. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. The Registrants expect to continue recovering environmental costs related to utility operations through rates charged to customers, as authorized by the MPSC.
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
The Non-utility Margin relates to the DTE Vantage and Energy Trading segments. For the DTE Vantage segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of metallurgical coke and related by-products, petroleum coke, renewable natural gas and related credits, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the prior periods, Operating revenues also include sales of refined coal to third parties and the affiliated Electric utility. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$186	$238	$387	$446
Gas	6	7	202	176
DTE Vantage	28	14	42	42
Energy Trading	(127)	(66)	(136)	(121)
Corporate and Other	(56)	(76)	(64)	(106)
Income from Continuing Operations Attributable to DTE Energy Company	37	117	431	437
Discontinued Operations	—	62	—	139
Net Income Attributable to DTE Energy Company	$37	$179	$431	$576

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,566	$1,408	$3,052	$2,768
Fuel and purchased power — utility	513	356	950	716
Utility Margin	1,053	1,052	2,102	2,052
Operating Revenues — Non-utility operations	4	3	8	7
Operation and maintenance	391	354	779	708
Depreciation and amortization	305	275	602	539
Taxes other than income	84	81	172	163
Operating Income	277	345	557	649
Other (Income) and Deductions	88	80	164	156
Income Tax Expense	3	27	6	47
Net Income Attributable to DTE Energy Company	$186	$238	$387	$446
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
Utility Margin increased $1 million and $50 million in the three and six months ended June 30, 2022, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior periods:

	Three Months	Six Months
	(In millions)
Regulatory mechanism — RPS	$2	$21
COVID-19 voluntary refund amortization	8	16
Regulatory mechanism — DTE Securitization	10	11
Weather	(12)	9
Regulatory mechanism — EWR	4	6
Base sales / rate mix	(14)	(18)
Other regulatory mechanisms and other	3	5
Increase in Utility Margin	$1	$50

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands of MWh)
DTE Electric Sales
Residential	3,751	3,948	7,590	7,707
Commercial	4,010	4,035	7,960	7,907
Industrial	2,139	2,015	4,193	4,217
Other	46	47	103	106
	9,946	10,045	19,846	19,937
Interconnection sales(a)	1,191	601	1,785	1,804
Total DTE Electric Sales	11,137	10,646	21,631	21,741

DTE Electric Deliveries
Retail and wholesale	9,946	10,045	19,846	19,937
Electric retail access, including self-generators(b)	1,126	1,091	2,216	2,028
Total DTE Electric Sales and Deliveries	11,072	11,136	22,062	21,965
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $37 million and $71 million in the three and six months ended June 30, 2022, respectively. The increase in the second quarter was primarily due to higher plant generation expense of $15 million, higher distribution operations expense of $15 million, higher legal and environmental expense of $4 million, higher EWR expense of $3 million, and higher uncollectible expense of $3 million, partially offset by lower benefits and other compensation expense of $6 million. The increase in the six-month period was primarily due to higher plant generation expense of $42 million, higher distribution operations expense of $30 million, higher EWR expense of $4 million, and higher RPS expense of $4 million, partially offset by lower benefits and other compensation expense of $7 million. For both the second quarter and six-month period, the higher plant generation expense was primarily due to increased planned and unplanned outage costs and the higher distribution operations expense was primarily due to increased storm and tree trim costs.
Depreciation and amortization expense increased $30 million and $63 million in the three and six months ended June 30, 2022, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income increased $3 million and $9 million in the three and six months ended June 30, 2022, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $8 million in the three and six months ended June 30, 2022. The increase in the second quarter was primarily due to a change in rabbi trust and other investment earnings (loss of $8 million in 2022 compared to a gain of $4 million in 2021) and higher interest expense of $6 million, partially offset by lower non-operating retirement benefits expense of $9 million. The increase in the six-month period was primarily due to a change in rabbi trust and other investment earnings (loss of $11 million in 2022 compared to a gain of $7 million in 2021) and higher interest expense of $11 million, partially offset by lower non-operating retirement benefits expense of $18 million.

Income Tax Expense decreased $24 million and $41 million in the three and six months ended June 30, 2022, respectively. The decrease in both periods was primarily due to lower earnings and higher amortization of the TCJA regulatory liability, which was driven by the accelerated amortization approved in DTE Electric's prior year accounting applications to the MPSC.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations	$362	$265	$1,128	$877
Cost of gas — utility	117	45	397	240
Utility Margin	245	220	731	637
Operation and maintenance	140	127	275	257
Depreciation and amortization	46	43	93	86
Taxes other than income	27	25	55	51
Operating Income	32	25	308	243
Other (Income) and Deductions	23	17	43	36
Income Tax Expense	3	1	63	31
Net Income Attributable to DTE Energy Company	$6	$7	$202	$176
Utility Margin increased $25 million and $94 million in the three and six months ended June 30, 2022, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior periods:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$15	$45
Weather	3	31
Base sales	6	13
Home protection program	2	4
Other	(1)	1
Increase in Utility Margin	$25	$94

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Bcf)
Gas Markets
Gas sales	21	19	92	81
End-user transportation	36	36	91	89
	57	55	183	170
Intermediate transportation	129	117	279	268
Total Gas sales	186	172	462	438
Operation and maintenance expense increased $13 million and $18 million in the three and six months ended June 30, 2022, respectively. The increase in the second quarter was primarily due to higher gas operations expense of $9 million and higher corporate support costs of $3 million. The increase in the six-month period was primarily due to higher gas operations expense of $12 million and higher corporate support costs of $6 million.
Depreciation and amortization expense increased $3 million and $7 million in the three and six months ended June 30, 2022, respectively. The increase in the both periods was primarily due to a higher depreciable base.
Taxes other than income expense increased $2 million and $4 million in the three and six months ended June 30, 2022, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $6 million and $7 million in the three and six months ended June 30, 2022, respectively. The increase in the second quarter was primarily due to a change in investment earnings (loss of $4 million in 2022 compared to a gain of $2 million in 2021). The increase in the six-month period was also primarily due to a change in investment earnings (loss of $5 million in 2022 compared to a gain of $1 million in 2021).
Income Tax Expense increased $2 million and $32 million in the three and six months ended June 30, 2022, respectively. The increase in both periods was primarily due to higher earnings and lower amortization of the TCJA regulatory liability.
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
On June 17, 2022, DTE Gas filed a request with the MPSC to accelerate amortization of the regulatory liability for non-plant-related accumulated deferred income tax balances that resulted from the TCJA. DTE Gas is seeking approval to increase amortization up to $20 million during the fourth quarter of 2023, which would fully amortize this portion of the liability by July 2026 instead of April 2029. The accelerated amortization would not impact customer rates and would allow DTE Gas to defer its next rate case filing to no earlier than February 1, 2023. An order from the MPSC is expected by the end of the third quarter 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$220	$394	$399	$760
Fuel, purchased power, and gas — non-utility	113	299	193	584
Non-utility Margin	107	95	206	176
Operation and maintenance	65	79	130	149
Depreciation and amortization	13	18	26	37
Taxes other than income	1	2	5	6
Asset (gains) losses and impairments, net	(5)	27	(5)	27
Operating Income (Loss)	33	(31)	50	(43)
Other (Income) and Deductions	(2)	(26)	(1)	(47)
Income Taxes
Expense	8	—	12	4
Production Tax Credits	(1)	(16)	(3)	(36)
	7	(16)	9	(32)
Net Income	28	11	42	36
Less: Net Loss Attributable to Noncontrolling Interests	—	(3)	—	(6)
Net Income Attributable to DTE Energy Company	$28	$14	$42	$42
Operating Revenues — Non-utility operations decreased $174 million and $361 million in the three and six months ended June 30, 2022, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Closure of the REF business	$(224)	$(440)
Closure in the Steel business	(7)	(13)
Higher (lower) production in the Renewables business	(3)	8
New contract in the Renewables business	6	11
Higher prices in the On-site business	7	14
Higher demand and prices in the Steel business	48	59
Other	(1)	—
	$(174)	$(361)

Non-utility Margin increased $12 million and $30 million in the three and six months ended June 30, 2022, respectively. The following table details changes in Non-utility Margin relative to the comparable prior periods:

	Three Months	Six Months
	(In millions)
Higher demand and prices in the Steel business	$12	$14
New contract in the Renewables business	5	9
Higher (lower) production in the Renewables business	(4)	8
Closure in the Steel business	(1)	(3)
Other	—	2
	$12	$30
Operation and maintenance expense decreased $14 million and $19 million in the three and six months ended June 30, 2022, respectively. The decrease in the second quarter was primarily due to $9 million associated with the closure of the REF business and $4 million of lower corporate overhead costs. The decrease in the six-month period was primarily due to $20 million associated with the closure of the REF business and $4 million of lower corporate overhead costs, partially offset by a $4 million increase due to a new contract in the Renewables business.
Depreciation and amortization expense decreased $5 million and $11 million in the three and six months ended June 30, 2022, respectively. The decrease in both periods was primarily due to the closure of the REF business.
Asset (gains) losses and impairments, net changed $32 million in the three and six months ended June 30, 2022. The change for both periods was primarily due to an asset impairment of $27 million recorded in 2021 in the Steel business for the anticipated closure of a pulverized coal facility, as well as a $3 million gain recorded in 2022 in the Renewables business related to lower future contingent obligations.
Other (Income) and Deductions decreased $24 million and $46 million in the three and six months ended June 30, 2022, respectively. The decrease in the second quarter was primarily due to $21 million lower income associated with the closure of the REF business and $6 million lower equity investment earnings due to a planned outage in the Renewables business, partially offset by $4 million of lower interest expense. The decrease in the six-month period was primarily due to $45 million lower income associated with the closure of the REF business and $10 million lower equity investment earnings due to a planned outage in the Renewables business, partially offset by $8 million of lower interest expense.
Income Taxes — Production Tax Credits decreased $15 million and $33 million in the three and six months ended June 30, 2022, respectively. The decrease in both periods was primarily due to the closure of the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $3 million and $6 million in the three and six months ended June 30, 2022, respectively. The decrease in both periods was primarily due to the closure of the REF business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$2,832	$1,167	$5,035	$2,606
Purchased power and gas — non-utility	2,969	1,236	5,159	2,717
Non-utility Margin	(137)	(69)	(124)	(111)
Operation and maintenance	16	16	35	43
Depreciation and amortization	1	2	2	3
Taxes other than income	2	—	5	3
Operating Loss	(156)	(87)	(166)	(160)
Other (Income) and Deductions	13	1	15	1
Income Tax Benefit	(42)	(22)	(45)	(40)
Net Loss Attributable to DTE Energy Company	$(127)	$(66)	$(136)	$(121)
Operating Revenues — Non-utility operations increased $1,665 million and $2,429 million in the three and six months ended June 30, 2022, respectively. The increase in both periods was primarily due to higher gas prices in the gas structured and gas transportation strategies.
Non-utility Margin decreased $68 million and $13 million in the three and six months ended June 30, 2022, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in the gas and power trading strategies	$34
Unfavorable results, primarily in the gas structured strategy(b)	(57)
(23)
Realized Margins(a)
Favorable results, primarily in gas full requirements, and environmental trading strategies	18
Unfavorable results, primarily in power trading, gas transportation, and gas trading strategies(c)	(63)
(45)
Decrease in Non-utility Margin	$(68)
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
(b)Amount includes $49 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $17 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Six Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas transportation, gas trading, and power trading strategies	$96
Unfavorable results, primarily in the gas structured strategy(b)	(109)
(13)
Realized Margins(a)
Favorable results, primarily in gas full requirements, gas transportation, and environmental trading strategies(c)	86
Unfavorable results, primarily in gas trading, power full requirements, and gas structured strategies	(86)
—
Decrease in Non-utility Margin	$(13)
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
(b)Amount includes $91 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $40 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Operation and maintenance decreased $8 million in the six months ended June 30, 2022. The decrease was primarily due to lower uncollectible expense.
Other (Income) and Deductions increased $12 million and $14 million in the three and six months ended June 30, 2022, respectively. The increase in both periods was primarily due to contributions to various not-for-profit organizations.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $56 million and $64 million for the three and six months ended June 30, 2022, respectively, represents a decrease of $20 million and $42 million from the net loss of $76 million and $106 million in the comparable 2021 periods. The decrease in the second quarter was primarily due to lower net interest expense, lower state income taxes, and lower corporate overhead costs, partially offset by equity investment losses. The decrease in the six-month period was primarily due to effective income tax rate adjustments, lower net interest expense, lower state income taxes, and lower corporate overhead costs, partially offset by equity investment losses.

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

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$35	$516
Net cash from operating activities	1,136	1,916
Net cash used for investing activities	(1,568)	(1,928)
Net cash from financing activities	479	2,946
Net Increase in Cash, Cash Equivalents, and Restricted Cash	47	2,934
Cash, Cash Equivalents, and Restricted Cash at End of Period	$82	$3,450
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $780 million in 2022. The decrease was primarily due to lower cash from working capital items. The decrease was also driven by lower Net Income, Deferred income taxes, Asset (gains) losses and impairments, net, and Depreciation and Amortization, which is primarily due to the separation of DT Midstream in July 2021. Refer to Note 4 to the Consolidated Financial Statements , "Discontinued Operations", for earnings and cash flow information relating to DT Midstream for the six months ended June 30, 2021.
The change in working capital items in 2022 was primarily due to decreases in cash related to Regulatory assets and liabilities, Accounts receivable, net, and Derivative assets and liabilities, partially offset by increases in cash related to Accounts payable, Inventories, and Other current and noncurrent assets and liabilities.
Changes in these line items were significantly impacted by higher prices for natural gas and electricity during 2022, especially Accounts receivable and Accounts Payable in the Energy Trading segment and Regulatory assets attributed to the PSCR and GCR mechanisms at DTE Electric and DTE Gas, respectively. Refer to "Quantitative and Qualitative Disclosures About Market Risk" within Item 3 of this Report for additional information regarding DTE Energy's management of commodity price and other market risks.
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
Net cash used for investing activities decreased by $360 million in 2022 primarily due to decreases in utility plant and equipment expenditures and non-utility plant and equipment expenditures.
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
Net cash from financing activities decreased by $2.5 billion in 2022 primarily due to a decrease in the Issuance of long-term debt, net of issuance costs, which is primarily due to $3.1 billion of long-term debt that was issued in June 2021 to facilitate the separation of DT Midstream. This decrease was partially offset by increases in cash from lower Redemption of long-term debt and Dividends paid on common stock.
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

Uses of Cash
DTE Energy has $2.7 billion in long-term debt, including finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance or remarketing of long-term debt, and proceeds from the equity issuances associated with the 2019 equity units.
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
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $1.1 billion.
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
Liquidity
DTE Energy has approximately $3.1 billion of available liquidity at June 30, 2022, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements and term loans.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2021	$(159)
Reclassified to realized upon settlement	25
Changes in fair value recorded to income	(234)
Amounts recorded to unrealized income	(209)
Changes in fair value recorded in Regulatory liabilities	24
Amounts recorded in other comprehensive income, pre-tax	1
Change in collateral	99
MTM at June 30, 2022	$(244)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2025 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2022	2023	2024	2025 and Beyond	Total Fair Value
	(In millions)
Level 1	$102	$108	$42	$12	$264
Level 2	14	(55)	(58)	(38)	(137)
Level 3	(108)	(145)	(64)	(111)	(428)
MTM before collateral adjustments	$8	$(92)	$(80)	$(137)	(301)
Collateral adjustments					57
MTM at June 30, 2022					$(244)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2022:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$432	$(38)	$394
BBB+ and BBB	286	—	286
BBB-	59	—	59
Total Investment Grade	777	(38)	739
Non-investment grade(b)	10	—	10
Internally Rated — investment grade(c)	1,635	(255)	1,380
Internally Rated — non-investment grade(d)	41	—	41
Total	$2,463	$(293)	$2,170
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and other applicable short-term reference rates. As of June 30, 2022, DTE Energy had floating rate debt of $815 million and a floating rate debt-to-total debt ratio of 4.32%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2022 and 2021 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2022	2021	2022	2021	Change in the Fair Value of
	(In millions)
Environmental contracts	$(9)	$(11)	$9	$10	Commodity contracts
Gas contracts	$31	$34	$(31)	$(34)	Commodity contracts
Power contracts	$18	$2	$(19)	$(3)	Commodity contracts
Oil contracts	$3	$—	$(3)	$—	Commodity contracts
Interest rate risk — DTE Energy	$(764)	$(744)	$808	$771	Long-term debt
Interest rate risk — DTE Electric	$(420)	$(327)	$455	$346	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2022:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/22 - 04/30/22	3,532	$130.86	—	—	—
05/01/22 - 05/31/22	2,795	$117.35	—	—	—
06/01/22 - 06/30/22	1,809	$120.37	—	—	—
Total	8,136		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.1
Amendment No. 3 to Fourth Amended and Restated Five-Year Credit Agreement dated May 12, 2022 by and among DTE Energy Company, the lenders listed on the signature pages thereof and Citibank, N.A., as Administrative Agent
X

10.2
Amendment No. 2 to Fourth Amended and Restated Five-Year Credit Agreement dated May 12, 2022 by and among DTE Electric Company, the lenders listed on the signature pages thereof and Citibank, N.A., as Administrative Agent
		X	X

10.3
Amendment No. 2 to Fourth Amended and Restated Five-Year Credit Agreement dated May 12, 2022 by and among DTE Gas Company, the lenders listed on the signature pages thereof and Citibank, N.A., as Administrative Agent
X

10.4	Term Loan Credit Agreement dated June 24, 2022 among DTE Energy Company, the lenders from time to time party thereto and The Bank of Nova Scotia, as Administrative Agent for such lenders	X

10.5	DTE Energy Company Annual Incentive Plan, restated effective July 1, 2022	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

10.6	DTE Energy Company Executive Severance Allowance Plan, effective July 1, 2022 (Exhibit 10.1 to DTE Energy’s Form 8-K filed June 27, 2022)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 28, 2022
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)