Form 10-Q
period 2022-09-30
DTE ENERGY CO; DTE Electric Co
filed 2022-10-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2022:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	193,741,991

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Securitization	DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for certain qualified costs authorized by the MPSC and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

DEFINITIONS

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

Net zero	Collective efforts to reduce the carbon emissions of DTE Energy's utility operations and gas suppliers to DTE Gas, as well as efforts to offset an amount equivalent to any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Section 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RSN	Remarketable Senior Note

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,053	$1,875	$6,196	$5,483
Non-utility operations	3,198	1,840	8,556	4,834
	5,251	3,715	14,752	10,317
Operating Expenses
Fuel, purchased power, and gas — utility	594	477	1,901	1,411
Fuel, purchased power, gas, and other — non-utility	3,023	1,766	8,324	4,708
Operation and maintenance	608	615	1,803	1,750
Depreciation and amortization	369	344	1,093	1,010
Taxes other than income	111	106	349	329
Asset (gains) losses and impairments, net	1	2	(4)	29
	4,706	3,310	13,466	9,237
Operating Income	545	405	1,286	1,080

Other (Income) and Deductions
Interest expense	171	156	486	477
Interest income	(10)	(6)	(26)	(16)
Non-operating retirement benefits, net	(5)	3	(13)	10
Loss on extinguishment of debt	—	376	—	384
Other income	(16)	(90)	(35)	(187)
Other expenses	12	30	56	50
	152	469	468	718
Income (Loss) Before Income Taxes	393	(64)	818	362

Income Tax Expense (Benefit) (Note 2)	6	(119)	—	(124)

Net Income from Continuing Operations	387	55	818	486
Income (Loss) from Discontinued Operations, Net of Taxes (Note 4)	—	(33)	—	112
Net Income	387	22	818	598

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	—	(3)	—	(9)
Discontinued operations	—	—	—	6
Net Income Attributable to DTE Energy Company	$387	$25	$818	$601

Basic Earnings per Common Share
Continuing operations	2.00	0.30	4.22	2.55
Discontinued operations	—	(0.17)	—	0.55
Total	$2.00	$0.13	$4.22	$3.10

Diluted Earnings per Common Share
Continuing operations	1.99	0.30	4.21	2.55
Discontinued operations	—	(0.17)	—	0.55
Total	$1.99	$0.13	$4.21	$3.10

Weighted Average Common Shares Outstanding
Basic	193	193	193	193
Diluted	194	194	194	194

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net Income	$387	$22	$818	$598

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $—, $1, $2, and $2, respectively	2	2	7	5
Net unrealized gains on derivatives, net of taxes of $1, $1, $2, and $2, respectively	4	4	7	6
Other comprehensive income	6	6	14	11

Comprehensive income	393	28	832	609
Less: Comprehensive loss attributable to noncontrolling interests	—	(3)	—	(3)
Comprehensive Income Attributable to DTE Energy Company	$393	$31	$832	$612

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$26	$28
Restricted cash	25	7
Accounts receivable (less allowance for doubtful accounts of $95 and $92, respectively)
Customer	1,781	1,695
Other	199	135
Inventories
Fuel and gas	540	368
Materials, supplies, and other	508	490
Derivative assets	395	181
Regulatory assets	511	195
Other	325	218
	4,310	3,317
Investments
Nuclear decommissioning trust funds	1,764	2,071
Investments in equity method investees	169	187
Other	157	194
	2,090	2,452
Property
Property, plant, and equipment	38,550	37,083
Accumulated depreciation and amortization	(10,451)	(10,139)
	28,099	26,944
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,583	3,482
Securitized regulatory assets	214	—
Intangible assets	170	177
Notes receivable	316	310
Derivative assets	123	90
Prepaid postretirement costs	738	678
Operating lease right-of-use assets	91	97
Other	227	179
	7,455	7,006
Total Assets	$41,954	$39,719

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,619	$1,414
Accrued interest	157	140
Dividends payable	171	171
Short-term borrowings	994	758
Current portion long-term debt, including securitization bonds and finance leases	1,425	2,874
Derivative liabilities	498	238
Regulatory liabilities	54	156
Operating lease liabilities	13	14
Other	535	581
	5,466	6,346
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	16,354	13,629
Securitization bonds	192	—
Junior subordinated debentures	883	883
Finance lease liabilities	13	19
	17,442	14,531
Other Liabilities
Deferred income taxes	2,313	2,163
Regulatory liabilities	2,731	3,106
Asset retirement obligations	3,425	3,162
Unamortized investment tax credit	183	158
Derivative liabilities	256	192
Accrued pension liability	268	339
Accrued postretirement liability	350	358
Nuclear decommissioning	272	321
Operating lease liabilities	69	74
Other	193	256
	10,060	10,129
Commitments and Contingencies (Notes 6 and 13)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 193,741,991 and 193,747,509 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	5,337	5,379
Retained earnings	3,741	3,438
Accumulated other comprehensive loss	(98)	(112)
Total DTE Energy Company Equity	8,980	8,705
Noncontrolling interests	6	8
Total Equity	8,986	8,713
Total Liabilities and Equity	$41,954	$39,719

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Operating Activities
Net Income	$818	$598
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,093	1,092
Nuclear fuel amortization	26	44
Allowance for equity funds used during construction	(20)	(20)
Deferred income taxes	15	(36)
Equity (earnings) losses of equity method investees	15	(90)
Dividends from equity method investees	4	78
Loss on extinguishment of debt	—	384
Asset (gains) losses and impairments, net	(4)	46
Changes in assets and liabilities:
Accounts receivable, net	(150)	(8)
Inventories	(204)	(209)
Prepaid postretirement benefit costs	(60)	(59)
Accounts payable	228	225
Accrued pension liability	(71)	(65)
Accrued postretirement liability	(8)	(9)
Derivative assets and liabilities	77	309
Regulatory assets and liabilities	(552)	270
Other current and noncurrent assets and liabilities	205	(178)
Net cash from operating activities	1,412	2,372
Investing Activities
Plant and equipment expenditures — utility	(2,342)	(2,591)
Plant and equipment expenditures — non-utility	(55)	(109)
Proceeds from sale of assets	4	2
Proceeds from sale of nuclear decommissioning trust fund assets	707	854
Investment in nuclear decommissioning trust funds	(710)	(853)
Distributions from equity method investees	11	11
Contributions to equity method investees	(12)	(7)
Notes receivable	(13)	(65)
Other	(43)	(22)
Net cash used for investing activities	(2,453)	(2,780)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,771	4,033
Redemption of long-term debt	(316)	(3,242)
Short-term borrowings, net	236	323
Repurchase of common stock	(55)	(66)
Dividends paid on common stock	(514)	(631)
Contributions from noncontrolling interests	3	35
Distributions to noncontrolling interests	(5)	(33)
Prepayment costs for extinguishment of long-term debt	—	(361)
Transfer of cash to DT Midstream at separation	—	(37)
Other	(63)	(73)
Net cash from (used for) financing activities	1,057	(52)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	16	(460)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	516
Cash, Cash Equivalents, and Restricted Cash at End of Period	$51	$56

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$331	$386
Separation of DT Midstream net assets, excluding cash transferred	$—	$3,962

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	394	—	—	394
Dividends declared on common stock ($0.89 per Common Share)	—	—	(171)	—	—	(171)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	456	(14)	1	—	(4)	(17)
Balance, March 31, 2022	193,739	$5,310	$3,662	$(109)	$4	$8,867
Net Income	—	—	37	—	—	37
Dividends declared on common stock ($1.77 per Common Share)	—	—	(343)	—	—	(343)
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net contributions from noncontrolling interests, and other	(3)	13	(1)	—	1	13
Balance, June 30, 2022	193,736	$5,323	$3,355	$(104)	$5	$8,579
Net Income	—	—	387	—	—	387
Other comprehensive income, net of tax	—	—	—	6	—	6
Stock-based compensation, net contributions from noncontrolling interests, and other	6	14	(1)	—	1	14
Balance, September 30, 2022	193,742	$5,337	$3,741	$(98)	$6	$8,986

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited) — (Continued)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income	—	—	397	—	—	397
Dividends declared on common stock ($1.09 per Common Share)	—	—	(210)	—	—	(210)
Repurchase of common stock	(430)	(54)	—	—	—	(54)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	386	(8)	(1)	—	(2)	(11)
Balance, March 31, 2021	193,727	$5,344	$7,342	$(134)	$162	$12,714
Net Income	—	—	179	—	—	179
Dividends declared on common stock ($1.91 per Common Share)	—	—	(370)	—	—	(370)
Other comprehensive income, net of tax	—	—	—	2	—	2
Stock-based compensation, net distributions to noncontrolling interests, and other	25	17	(2)	—	(1)	14
Balance, June 30, 2021	193,752	$5,361	$7,149	$(132)	$161	$12,539
Net Income (Loss)	—	—	25	—	(3)	22
Repurchase of common stock	(99)	(12)	—	—	—	(12)
Other comprehensive income, net of tax	—	—	—	6	—	6
Stock-based compensation, net contributions from noncontrolling interests, and other	74	17	1	—	5	23
Separation of DT Midstream	—	—	(3,858)	10	(151)	(3,999)
Balance, September 30, 2021	193,727	$5,366	$3,317	$(116)	$12	$8,579

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,844	$1,700	$4,896	$4,468

Operating Expenses
Fuel and purchased power — utility	595	462	1,551	1,185
Operation and maintenance	403	410	1,167	1,122
Depreciation and amortization	304	278	899	810
Taxes other than income	85	83	257	245
	1,387	1,233	3,874	3,362
Operating Income	457	467	1,022	1,106

Other (Income) and Deductions
Interest expense	93	84	271	251
Non-operating retirement benefits, net	(1)	—	(2)	(1)
Other income	(15)	(14)	(46)	(52)
Other expenses	11	8	37	26
	88	78	260	224
Income Before Income Taxes	369	389	762	882

Income Tax Expense	6	45	12	92

Net Income	$363	$344	$750	$790

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net Income	$363	$344	$750	$790
Other comprehensive income	—	—	—	—
Comprehensive Income	$363	$344	$750	$790

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$8	$9
Restricted Cash	23	—
Accounts receivable (less allowance for doubtful accounts of $53 and $54, respectively)
Customer	756	694
Affiliates	32	36
Other	59	40
Inventories
Fuel	180	171
Materials and supplies	319	316
Regulatory assets	424	168
Prepaid property tax	125	57
Other	49	44
	1,975	1,535
Investments
Nuclear decommissioning trust funds	1,764	2,071
Other	39	44
	1,803	2,115
Property
Property, plant, and equipment	29,909	28,849
Accumulated depreciation and amortization	(7,928)	(7,676)
	21,981	21,173
Other Assets
Regulatory assets	3,110	2,968
Securitized regulatory assets	214	—
Prepaid postretirement costs — affiliates	439	402
Operating lease right-of-use assets	57	64
Other	188	148
	4,008	3,582
Total Assets	$29,767	$28,405

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$72	$83
Other	551	567
Accrued interest	91	95
Current portion long-term debt, including securitization bonds and finance leases	148	322
Regulatory liabilities	52	154
Short-term borrowings
Affiliates	78	53
Other	459	153
Operating lease liabilities	9	10
Other	196	206
	1,656	1,643
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	9,380	8,591
Securitization bonds	192	—
Finance lease liabilities	2	7
	9,574	8,598
Other Liabilities
Deferred income taxes	2,876	2,741
Regulatory liabilities	1,860	2,221
Asset retirement obligations	3,186	2,932
Unamortized investment tax credit	183	158
Nuclear decommissioning	272	321
Accrued pension liability — affiliates	365	405
Accrued postretirement liability — affiliates	334	340
Operating lease liabilities	41	46
Other	71	97
	9,188	9,261
Commitments and Contingencies (Notes 6 and 13)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,298	6,002
Retained earnings	3,051	2,901
Total Shareholder’s Equity	9,349	8,903
Total Liabilities and Shareholder’s Equity	$29,767	$28,405
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Operating Activities
Net Income	$750	$790
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	899	810
Nuclear fuel amortization	26	44
Allowance for equity funds used during construction	(18)	(18)
Deferred income taxes	11	90
Changes in assets and liabilities:
Accounts receivable, net	(77)	(25)
Inventories	(26)	(19)
Accounts payable	17	40
Prepaid postretirement benefit costs — affiliates	(37)	(36)
Accrued pension liability — affiliates	(40)	(34)
Accrued postretirement liability — affiliates	(6)	(6)
Regulatory assets and liabilities	(563)	229
Other current and noncurrent assets and liabilities	166	(259)
Net cash from operating activities	1,102	1,606
Investing Activities
Plant and equipment expenditures	(1,853)	(2,152)
Proceeds from sale of assets	4	—
Proceeds from sale of nuclear decommissioning trust fund assets	707	854
Investment in nuclear decommissioning trust funds	(710)	(853)
Notes receivable and other	(42)	(22)
Net cash used for investing activities	(1,894)	(2,173)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,118	986
Redemption of long-term debt	(316)	(321)
Capital contribution by parent company	296	273
Short-term borrowings, net — affiliate	25	(69)
Short-term borrowings, net — other	306	159
Dividends paid on common stock	(600)	(441)
Other	(15)	(18)
Net cash from financing activities	814	569
Net Increase in Cash, Cash Equivalents, and Restricted Cash	22	2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9	16
Cash, Cash Equivalents, and Restricted Cash at End of Period	$31	$18

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$242	$307

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	201	201
Dividends declared on common stock	—	—	—	(277)	(277)
Balance, March 31, 2022	138,632	$1,386	$4,616	$2,825	$8,827
Net Income	—	—	—	186	186
Dividends declared on common stock	—	—	—	(162)	(162)
Balance, June 30, 2022	138,632	$1,386	$4,616	$2,849	$8,851
Net Income	—	—	—	363	363
Dividends declared on common stock	—	—	—	(161)	(161)
Capital contribution by parent company	—	—	296	—	296
Balance, September 30, 2022	138,632	$1,386	$4,912	$3,051	$9,349

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	208	208
Dividends declared on common stock	—	—	—	(147)	(147)
Balance, March 31, 2021	138,632	$1,386	$4,061	$2,684	$8,131
Net Income	—	—	—	238	238
Dividends declared on common stock	—	—	—	(146)	(146)
Balance, June 30, 2021	138,632	$1,386	$4,061	$2,776	$8,223
Net Income	—	—	—	344	344
Dividends declared on common stock	—	—	—	(148)	(148)
Capital contribution by parent company			273		273
Balance, September 30, 2021	138,632	$1,386	$4,334	$2,972	$8,692

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
Separation of DT Midstream
On July 1, 2021, DTE Energy completed the separation of DT Midstream, its former natural gas pipeline, storage and gathering non-utility business. Financial results of DT Midstream in the prior period are presented as Income from discontinued operations, net of taxes on DTE Energy's Consolidated Statements of Operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2022, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2022, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2022 and December 31, 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	September 30, 2022		December 31, 2021
	DTE Energy	DTE Electric(a)	DTE Energy
	(In millions)
ASSETS
Cash and cash equivalents	$10	$—	$11
Restricted cash	23	23	6
Securitized regulatory assets	214	214	—
Notes receivable	80	—	70
Other current and long-term assets	14	2	8
	$341	$239	$95

LIABILITIES
Short-term borrowings	$79	$—	$75
Securitization bonds(b)	232	232	—
Other current and long-term liabilities	17	11	5
	$328	$243	$80
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization, which was a new VIE beginning the first quarter of 2022. See Note 6 to the Consolidated Financial Statements, "Regulatory Matters."
(b)Includes $40 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the period ended September 30, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Investments in equity method investees	$141	$172
Notes receivable	$15	$13
Future funding commitments	$2	$3

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Contract services	$7	$6	$21	$21
Allowance for equity funds used during construction	6	7	20	20
Income from REF entities	—	57	—	102
Gains from rabbi trust securities(a)	—	—	—	4
Equity earnings (losses) of equity method investees	—	17	(15)	31
Other	3	3	9	9
	$16	$90	$35	$187
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Contract services	$7	$6	$21	$21
Allowance for equity funds used during construction	6	6	18	18
Gains from rabbi trust securities allocated from DTE Energy(a)	—	—	—	4
Other	2	2	7	9
	$15	$14	$46	$52
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and nine months ended September 30, 2022 and 2021, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
The interim effective tax rates of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
DTE Energy	2%	186%	—%	(34)%
DTE Electric	2%	12%	2%	10%
These tax rates are affected by estimated annual permanent items, production tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. DTE Energy's effective tax rates in 2021 were significantly impacted by pre-tax losses in the third quarter, driven primarily by the loss on extinguishment of debt and reclassification of DT Midstream earnings to discontinued operations.
The 184% decrease in DTE Energy's effective tax rate for the three months ended September 30, 2022 was primarily due to a deferred tax remeasurement of 133% in 2021, production tax credits of 57%, and amortization of the TCJA regulatory liability of 32%, partially offset by a valuation allowance of 28% in 2021 and recognition of a deferred intercompany gain of 13% in 2021.
The 34% increase in DTE Energy’s effective tax rate for the nine months ended September 30, 2022 was primarily due to a deferred tax remeasurement of 23% in 2021 and closure of the REF business and resulting decrease in production tax credits of 17%, partially offset by a valuation allowance of 5% in 2021.
The 10% decrease in DTE Electric's effective tax rate for the three months ended September 30, 2022 and the 8% decrease in DTE Electric's effective tax rate for the nine months ended September 30, 2022 were primarily due to higher amortization of the TCJA regulatory liability, which was driven by the accelerated amortization approved in DTE Electric's prior year accounting applications to the MPSC.
DTE Electric had income tax receivables with DTE Energy related to federal and state taxes of $31 million and $33 million at September 30, 2022 and December 31, 2021, respectively, which are included in Accounts Receivable - Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric also had income tax payables with DTE Energy related to state taxes of $2 million at December 31, 2021, which are included in Accounts Payable - Affiliates on the DTE Electric Consolidated Statements of Financial Position.
DTE Energy and DTE Electric had respective unrecognized tax benefits of $10 million and $13 million related to state exposures at September 30, 2022, which are included in Current Liabilities - Other on the Registrants' Consolidated Statements of Financial Position. Of these benefits, the Registrants believe it is reasonably possible that $8 million at DTE Energy and $9 million at DTE Electric will be recognized in the next 12 months. If recognized, these benefits would favorably impact effective tax rates and reduce tax expense in future periods by $6 million at DTE Energy and $7 million at DTE Electric, net of federal benefit.
During the third quarter 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA included several new tax provisions, including a corporate alternative minimum tax and various tax incentives for energy and climate initiatives. Enactment of this legislation did not impact the Registrants' financial statements for the period ended September 30, 2022. The Registrants do not expect the legislation to have a significant impact in the near term and continue to assess any potential long-term impacts.
Unrecognized Compensation Costs
As of September 30, 2022, DTE Energy had $81 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, while such allocation was $30 million and $35 million for the nine months ended September 30, 2022 and 2021, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash includes funds held in separate bank accounts and principally consists of amounts at DTE Securitization to pay for debt service and other qualified costs. Restricted cash designated for payments within one year is classified as a Current Asset.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2022.

	DTE Energy				DTE Electric
	Year of Origination
	2022	2021	2020 and Prior	Total	2022 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$21	$21	$17
Internal grade 2	25	3	16	44	—
Total notes receivable(a)	$25	$3	$37	$65	$17

Net investment in leases
Net investment in leases, internal grade 1	$—	$—	$38	$38	$—
Net investment in leases, internal grade 2	64	—	189	253	—
Total net investment in leases(a)	$64	$—	$227	$291	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	41	—	41	25
Write-offs charged against allowance	(72)	—	(72)	(47)
Recoveries of amounts previously written off	34	—	34	21
Ending reserve balance, September 30, 2022	$92	$3	$95	$53

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	53	1	54	36
Write-offs charged against allowance	(126)	(1)	(127)	(77)
Recoveries of amounts previously written off	61	—	61	38
Ending reserve balance, December 31, 2021	$89	$3	$92	$54
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
DTE Energy	$12	$7	$46	$42
DTE Electric	$12	$10	$28	$26
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2022.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(In millions)
Operating Revenues — Non-utility operations	$—	$405

Operating Expenses
Cost of gas and other — non-utility	—	15
Operation and maintenance(a)	30	124
Depreciation and amortization	—	82
Taxes other than income	—	13
Asset (gains) losses and impairments, net	—	17
	30	251
Operating Income (Loss)	(30)	154

Other (Income) and Deductions
Interest expense	—	50
Interest income	—	(4)
Other income	—	(62)
	—	(16)
Income (Loss) from Discontinued Operations Before Income Taxes	(30)	170

Income Tax Expense	3	58

Net Income (Loss) from Discontinued Operations, Net of Taxes	(33)	112

Less: Net Income Attributable to Noncontrolling Interests	—	6

Net Income (Loss) from Discontinued Operations	$(33)	$106
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table is a summary of significant non-cash items and capital expenditures of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
2021
(In millions)
Operating Activities
Depreciation and amortization	$82
Deferred income taxes	57
Equity earnings of equity method investees	(59)
Asset (gains) losses and impairments, net	19
Investing Activities
Plant and equipment expenditures — non-utility	(60)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Electric(a)
Residential	$882	$885	$2,273	$2,262
Commercial	541	533	1,505	1,452
Industrial	167	167	498	473
Other(b)	257	117	631	290
Total Electric operating revenues	$1,847	$1,702	$4,907	$4,477

Gas
Gas sales	$128	$95	$955	$726
End User Transportation	42	38	195	171
Intermediate Transportation	15	16	60	59
Other(b)	45	44	148	114
Total Gas operating revenues	$230	$193	$1,358	$1,070

Other segment operating revenues
DTE Vantage	$227	$372	$626	$1,132
Energy Trading	$3,024	$1,602	$8,059	$4,208
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $3 million and $2 million of Other revenues related to DTE Sustainable Generation for the three months ended September 30, 2022 and 2021, respectively, and $11 million and $9 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Electric — Other revenues	$7	$6	$15	$14
Gas — Other revenues	$2	$1	$6	$5
DTE Vantage — Leases	$24	$26	$63	$70
Energy Trading — Derivatives	$2,531	$1,324	$6,691	$3,377
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2022	$78
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	86
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(54)
Ending Balance, September 30, 2022	$110
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2022	$42
2023	64
2024	1
2025	2
2026	—
2027 and thereafter	1
$110
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2022	$43	$2
2023	292	7
2024	192	7
2025	118	1
2026	67	—
2027 and thereafter	355	—
	$1,067	$17

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$387	$58	$818	$495
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
	$386	$58	$816	$494
Net Income Attributable to DTE Energy Company — discontinued operations	—	(33)	—	106
Net income available to common shareholders — basic	$386	$25	$816	$600

Average number of common shares outstanding — basic	193	193	193	193

Income from continuing operations	$2.00	$0.30	$4.22	$2.55
Income from discontinued operations	—	(0.17)	—	0.55
Basic Earnings per Common Share	$2.00	$0.13	$4.22	$3.10

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$387	$58	$818	$495
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
	$386	$58	$816	$494
Net Income Attributable to DTE Energy Company — discontinued operations	—	(33)	—	106
Net income available to common shareholders — diluted	$386	$25	$816	$600

Average number of common shares outstanding — basic	193	193	193	193
Average dilutive equity units and performance share awards	1	1	1	1
Average number of common shares outstanding — diluted	194	194	194	194

Income from continuing operations	$1.99	$0.30	$4.21	$2.55
Income from discontinued operations	—	(0.17)	—	0.55
Diluted Earnings per Common Share(a)	$1.99	$0.13	$4.21	$3.10
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 10.1 million and 11.1 million for the three months ended September 30, 2022 and 2021, respectively, and 10.2 million and 11.5 million for the nine months ended September 30, 2022 and 2021, respectively, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2022 and December 31, 2021. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	September 30, 2022						December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$26	$—	$—	$—	$—	$26	$4	$—	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	653	—	—	155	—	808	917	—	—	190	—	1,107
Fixed income securities	102	357	—	91	—	550	124	418	—	102	—	644
Private equity and other	—	—	—	259	—	259	—	—	—	205	—	205
Hedge funds and similar investments	77	41	—	—	—	118	58	18	—	—	—	76
Cash equivalents	29	—	—	—	—	29	39	—	—	—	—	39
Other investments(d)
Equity securities	52	—	—	—	—	52	68	—	—	—	—	68
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	71	—	—	—	—	71	86	—	—	—	—	86
Derivative assets
Commodity contracts(e)
Natural gas	554	233	104	—	(852)	39	273	115	66	—	(394)	60
Electricity	—	1,185	437	—	(1,160)	462	—	500	143	—	(441)	202
Environmental & Other	—	222	16	—	(224)	14	—	285	9	—	(285)	9
Foreign currency exchange contracts	—	3	—	—	—	3	—	—	—	—	—	—
Total derivative assets	554	1,643	557	—	(2,236)	518	273	900	218	—	(1,120)	271
Total	$1,571	$2,041	$557	$505	$(2,236)	$2,438	$1,576	$1,336	$218	$497	$(1,120)	$2,507

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(293)	$(483)	$(417)	$—	$772	$(421)	$(177)	$(172)	$(245)	$—	$347	$(247)
Electricity	—	(1,064)	(513)	—	1,244	(333)	—	(434)	(188)	—	443	(179)
Environmental & Other	—	(224)	(1)	—	226	1	—	(288)	—	—	288	—
Foreign currency exchange contracts	—	(1)	—	—	—	(1)	—	(4)	—	—	—	(4)
Total	$(293)	$(1,772)	$(931)	$—	$2,242	$(754)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,278	$269	$(374)	$505	$6	$1,684	$1,399	$438	$(215)	$497	$(42)	$2,077
Assets
Current	$453	$1,340	$442	$—	$(1,814)	$421	$227	$646	$166	$—	$(854)	$185
Noncurrent	1,118	701	115	505	(422)	2,017	1,349	690	52	497	(266)	2,322
Total Assets	$1,571	$2,041	$557	$505	$(2,236)	$2,438	$1,576	$1,336	$218	$497	$(1,120)	$2,507
Liabilities
Current	$(263)	$(1,382)	$(637)	$—	$1,784	$(498)	$(168)	$(609)	$(260)	$—	$799	$(238)
Noncurrent	(30)	(390)	(294)	—	458	(256)	(9)	(289)	(173)	—	279	(192)
Total Liabilities	$(293)	$(1,772)	$(931)	$—	$2,242	$(754)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,278	$269	$(374)	$505	$6	$1,684	$1,399	$438	$(215)	$497	$(42)	$2,077
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $25 million and $1 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at September 30, 2022 and December 31, 2021, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$23	$—	$—	$—	$23	$—	$—	$—	$—	$—
Nuclear decommissioning trusts
Equity securities	653	—	—	155	808	917	—	—	190	1,107
Fixed income securities	102	357	—	91	550	124	418	—	102	644
Private equity and other	—	—	—	259	259	—	—	—	205	205
Hedge funds and similar investments	77	41	—	—	118	58	18	—	—	76
Cash equivalents	29	—	—	—	29	39	—	—	—	39
Other investments
Equity securities	15	—	—	—	15	20	—	—	—	20
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	16	—	16	—	—	9	—	9
Total	$910	$398	$16	$505	$1,829	$1,169	$436	$9	$497	$2,111

Assets
Current	$23	$—	$16	$—	$39	$—	$—	$9	$—	$9
Noncurrent	887	398	—	505	1,790	1,169	436	—	497	2,102
Total Assets	$910	$398	$16	$505	$1,829	$1,169	$436	$9	$497	$2,111
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $23 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at September 30, 2022.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $190 million and $199 million as of September 30, 2022 and December 31, 2021, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(362)	$(96)	$30	$(428)	$(181)	$(49)	$15	$(215)
Transfers into Level 3 from Level 2	(3)	—	—	(3)	—	—	—	—
Transfers from Level 3 into Level 2	—	—	(5)	(5)	—	—	—	—
Total gains (losses)
Included in earnings(a)	(32)	40	(1)	7	(162)	(21)	—	(183)
Recorded in Regulatory liabilities	—	—	(4)	(4)	—	—	(1)	(1)
Purchases, issuances, and settlements
Settlements	84	(20)	(5)	59	63	(25)	(2)	36
Net Assets (Liabilities) as of September 30	$(313)	$(76)	$15	$(374)	$(280)	$(95)	$12	$(363)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$29	$37	$(5)	$61	$(109)	$(30)	$(2)	$(141)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$(1)	$(1)	$—	$—	$—	$—
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(179)	$(45)	$9	$(215)	$(16)	$10	$4	$(2)
Transfers from Level 3 into Level 2	5	—	—	5	—	—	—	—
Total gains (losses)
Included in earnings(a)	(382)	22	1	(359)	(356)	(5)	—	(361)
Recorded in Regulatory liabilities	—	—	20	20	—	—	14	14
Purchases, issuances, and settlements
Settlements	243	(53)	(15)	175	92	(100)	(6)	(14)
Net Assets (Liabilities) as of September 30	$(313)	$(76)	$15	$(374)	$(280)	$(95)	$12	$(363)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$(248)	$(2)	$(31)	$(281)	$(301)	$(54)	$(17)	$(372)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$16	$16	$—	$—	$12	$12
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net Assets as of beginning of period	$25	$15	$9	$4
Total gains (losses) recorded in Regulatory liabilities	(4)	(1)	20	14
Purchases, issuances, and settlements
Settlements	(5)	(2)	(13)	(6)
Net Assets as of September 30	$16	$12	$16	$12
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$(1)	$—	$16	$12
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended months ended September 30, 2022 and 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$104	$(417)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.34)	—	$9.94	/MMBtu	$0.02	/MMBtu
Electricity	$437	$(513)	Discounted Cash Flow	Forward basis price (per MWh)	$(50)	—	$20	/MWh	$(4)	/MWh

	December 31, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$66	$(245)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36)	—	$3.82	/MMBtu	$(0.04)	/MMBtu
Electricity	$143	$(188)	Discounted Cash Flow	Forward basis price (per MWh)	$(12)	—	$7	/MWh	$(2)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$65	$—	$—	$65	$150	$—	$—	$167
Short-term borrowings	$994	$—	$994	$—	$758	$—	$758	$—
Notes payable(b)	$17	$—	$—	$17	$27	$—	$—	$27
Long-term debt(c)	$18,846	$731	$14,776	$1,189	$17,378	$2,284	$15,425	$1,207
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$17	$—	$—	$17	$17	$—	$—	$17
Short-term borrowings — affiliates	$78	$—	$—	$78	$53	$—	$—	$53
Short-term borrowings — other	$459	$—	$459	$—	$153	$—	$153	$—
Notes payable(b)	$17	$—	$—	$17	$27	$—	$—	$27
Long-term debt(c)	$9,714	$—	$8,191	$133	$8,907	$—	$9,898	$150
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2022	December 31, 2021
	(In millions)
Fermi 2	$1,742	$2,051
Fermi 1	3	3
Low-level radioactive waste	19	17
	$1,764	$2,071
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Realized gains	$19	$21	$65	$80
Realized losses	$(19)	$(1)	$(42)	$(9)
Proceeds from sale of securities	$194	$217	$707	$854
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2022			December 31, 2021
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$808	$285	$(31)	$1,107	$546	$(9)
Fixed income securities	550	1	(65)	644	23	(6)
Private equity and other	259	72	(4)	205	58	(8)
Hedge funds and similar investments	118	—	(20)	76	1	(2)
Cash equivalents	29	—	—	39	—	—
	$1,764	$358	$(120)	$2,071	$628	$(25)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2022
(In millions)
Due within one year	$22
Due after one through five years	105
Due after five through ten years	92
Due after ten years	240
$459
Fixed income securities held in nuclear decommissioning trust funds include $91 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2022 and December 31, 2021, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrant's gains (losses) related to the trust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Gains (losses) related to equity securities	$(2)	$(1)	$(7)	$3
Gains (losses) related to fixed income securities	—	—	(1)	—
	$(2)	$(1)	$(8)	$3

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2022 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Foreign currency exchange contracts	$—	$(1)	$—	$(4)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$891	$(1,193)	$454	$(594)
Electricity	1,622	(1,577)	643	(622)
Environmental & Other	238	(225)	294	(288)
Foreign currency exchange contracts	3	—	—	—
Total derivatives not designated as hedging instruments	$2,754	$(2,995)	$1,391	$(1,504)

Current	$2,209	$(2,282)	$1,035	$(1,037)
Noncurrent	545	(714)	356	(471)
Total derivatives	$2,754	$(2,996)	$1,391	$(1,508)
The fair value of derivative instruments at DTE Electric was $16 million and $9 million at September 30, 2022 and December 31, 2021, respectively, comprised of FTRs recorded to Current Assets - Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had $79 million of letters of credit issued and outstanding at September 30, 2022 and $18 million at December 31, 2021, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $56 million and $37 million at September 30, 2022 and December 31, 2021, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2022	December 31, 2021
	(In millions)
Cash collateral netted against Derivative assets	$(272)	$(90)
Cash collateral netted against Derivative liabilities	278	48
Cash collateral recorded in Accounts receivable(a)	103	55
Cash collateral recorded in Accounts payable(a)	(19)	(21)
Total net cash collateral posted (received)	$90	$(8)
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2022			December 31, 2021
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$891	$(852)	$39	$454	$(394)	$60
Electricity	1,622	(1,160)	462	643	(441)	202
Environmental & Other	238	(224)	14	294	(285)	9
Foreign currency exchange contracts	3	—	3	—	—	—
Total derivative assets	$2,754	$(2,236)	$518	$1,391	$(1,120)	$271

Derivative liabilities
Commodity contracts(a)
Natural gas	$(1,193)	$772	$(421)	$(594)	$347	$(247)
Electricity	(1,577)	1,244	(333)	(622)	443	(179)
Environmental & Other	(225)	226	1	(288)	288	—
Foreign currency exchange contracts	(1)	—	(1)	(4)	—	(4)
Total derivative liabilities	$(2,996)	$2,242	$(754)	$(1,508)	$1,078	$(430)
_______________________________________
(a)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2022				December 31, 2021
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$2,209	$545	$(2,282)	$(714)	$1,035	$356	$(1,037)	$(471)
Counterparty netting	(1,609)	(355)	1,609	355	(791)	(239)	791	239
Collateral adjustment	(205)	(67)	175	103	(63)	(27)	8	40
Total derivatives as reported	$395	$123	$(498)	$(256)	$181	$90	$(238)	$(192)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2022	2021	2022	2021
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(52)	$(214)	$(315)	$(371)
Natural gas	Fuel, purchased power, gas, and other — non-utility	108	63	8	(16)
Electricity	Operating Revenues — Non-utility operations	61	68	173	143
Environmental & Other	Operating Revenues — Non-utility operations	(3)	3	15	(36)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	5	2	5	(1)
Total		$119	$(78)	$(114)	$(281)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2022:

Commodity	Number of Units
Natural gas (MMBtu)	2,218,333,992
Electricity (MWh)	30,593,651
Oil (Gallons)	8,532,000
Foreign currency exchange ($ CAD)	132,812,314
Renewable Energy Certificates (MWh)	7,816,573
Carbon emissions (Metric Tons)	592,605
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $699 million.
As of September 30, 2022, DTE Energy had $2.6 billion of derivatives in net liability positions, for which hard triggers exist. There is $287 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $1.9 billion. The net remaining amount of $351 million is derived from the $699 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2022, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage bonds(a)	3.00%	2032	$500
DTE Electric	February	Mortgage bonds(b)	3.65%	2052	400
DTE Electric	March	Securitization bonds(c)	2.64%	2027(d)	184
DTE Electric	March	Securitization bonds(c)	3.11%	2036(e)	52
DTE Energy	August	Term loan facility	Variable	2023	400
DTE Gas	September	Mortgage bonds(a)	4.76%	2032	130
DTE Gas	September	Mortgage bonds(a)	5.05%	2052	130
					$1,796
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
In June 2022, DTE Energy entered into a $1.125 billion unsecured term loan with a maturity date of December 2023. DTE Energy had mandatory draw obligations of at least $400 million within sixty days of closing and a total of $800 million within six months of closing. DTE Energy complied with the initial obligation and drew $400 million in August 2022, as noted in the table above. Borrowings are being recorded as long-term debt, given the term of the loan exceeds one year. Borrowings are for the general corporate purposes of DTE Energy and its subsidiaries, bearing interest at SOFR plus 0.90% per annum. Any unused capacity under the loan will terminate if not drawn by June 24, 2023.
Other terms of the loan are consistent with DTE Energy's unsecured revolving credit agreements. Refer to Note 11 to the Consolidated Financial Statements, "Short-term Credit Arrangements and Borrowings", for additional information regarding the unsecured revolving credit agreements.
Debt Redemptions
In 2022, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds	2.65%	2022	$250
DTE Electric	September	Mortgage Bonds	6.95%	2022	66
					$316
Remarketable Senior Notes
In November 2019, DTE Energy issued $1.3 billion of equity units, initially in the form of Corporate Units. Each Corporate Unit consisted of a stock purchase contract and a 1/20 interest in a RSN issued by DTE Energy. The stock purchase contracts obligated the holders to purchase shares of DTE Energy's common stock at a future settlement date. The RSNs were pledged as collateral to secure the purchase of common stock under the related stock purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In August 2022, DTE Energy remarketed the $1.3 billion 2019 Series F 2.25% RSNs pursuant to the terms of the 2019 equity units. DTE Energy elected to pull forward the maturity of the notes to November 1, 2024, compared to the original maturity date of November 1, 2025. As a result of the remarketing, the interest rate was reset to 4.22%, payable semi-annually at the new rate beginning August 8, 2022. At September 30, 2022, the notes are included in Mortgage, bonds, notes and other within DTE Energy's Consolidated Statements of Financial Position.
DTE Energy did not receive any proceeds for the remarketing. All proceeds belong to the investors holding the 2019 equity units and were temporarily used to purchase a portfolio of treasury securities. The securities will be released on behalf of investors on the related stock purchase contracts settlement date of November 1, 2022 to pay the purchase price to DTE Energy for the issuance of common stock. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, DTE Energy would issue between 9.8 million and 12.2 million shares of its common stock in November 2022. At this time, and in consideration of changes in stock price during October 2022, DTE Energy estimates that approximately 12 million shares will be issued.

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
The unsecured revolving credit agreements currently require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2022, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.68 to 1, 0.52 to 1, and 0.50 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of September 30, 2022 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring April 2026	$1,500	$500	$300	$2,300
Unsecured Canadian revolving credit facility, expiring May 2023	79	—	—	79
Unsecured letter of credit facility, expiring February 2023	150	—	—	150
Unsecured letter of credit facility, expiring June 2023	375	—	—	375
Unsecured letter of credit facility(a)	50	—	—	50
	2,154	500	300	2,954
Amounts outstanding at September 30, 2022
Revolver borrowings	79	—	—	79
Commercial paper issuances	326	459	130	915
Letters of credit	338	—	—	338
	743	459	130	1,332
Net availability at September 30, 2022	$1,411	$41	$170	$1,622
_______________________________________
(a)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In October 2022, the unsecured revolving credit agreements were amended and the maturity date was extended from April 2026 to October 2027. The amendment increased the total availability of DTE Energy's unsecured revolving credit facility from $2.3 billion to $2.6 billion, including an increase from $500 million to $800 million at DTE Electric. Current financial covenants relating to total funded debt to capitalization ratios will remain through the maturity date, and the facility will continue to provide liquidity support for the Registrants' commercial paper programs.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with its clearing agents. DTE Energy has demand financing agreements with its clearing agents, including agreements for up to $50 million and for up to $150 million. The $50 million agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. Both agreements allow the right of setoff with posted collateral. At September 30, 2022, the capacity under the facilities was $250 million. The amounts outstanding under the agreements were $191 million and $103 million at September 30, 2022 and December 31, 2021, respectively, and were fully offset by the posted collateral.

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
During the third quarter 2022, DTE Energy completed construction of and began operating energy infrastructure assets for another large industrial customer in Canada. Under the long-term agreement, the customer will have the option to purchase the assets at the end of the initial contract term in 2042. The customer may also elect to extend the term in 5 year increments and may purchase the assets during the extension period. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing an additional net investment of $64 million, subject to foreign currency translation adjustments.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
September 30, 2022
(In millions)
2022	$9
2023	34
2024	34
2025	34
2026	33
2027 and Thereafter	451
Total minimum future lease receipts	595
Residual value of leased pipeline	17
Less unearned income	321
Net investment in finance lease	291
Less current portion	7
$284
Interest income recognized under finance leases was $6 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and $17 million and $13 million for the nine months ended September 30, 2022 and 2021, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fixed payments	$3	$13	$11	$42
Variable payments	21	55	52	90
	$24	$68	$63	$132

Operating revenues	$24	$26	$63	$70
Other income	—	42	—	62
	$24	$68	$63	$132

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
In 2015, the EPA finalized National Ambient Air Quality Standards ("NAAQS") for ground level ozone. In October 2016, the State of Michigan recommended to the EPA which areas of the State are not attaining the standards. In August 2018, the EPA designated southeast Michigan as "marginal non-attainment" with the 2015 ozone NAAQS. In January 2022, after collecting several years of data, the State submitted a request to the EPA for redesignation of the southeast Michigan ozone non-attainment area to attainment, and to accept their maintenance plan and emission inventories as a revision to the Michigan SIP. On March 14, 2022, the EPA published a proposal in the Federal Register to formally redesignate the southeast Michigan ozone non-attainment areas to attainment with the 2015 ozone NAAQS. The redesignation includes a public comment period. Measured 2022 ozone values exceeded the 2015 NAAQS and the redesignation being finalized is unlikely. Until a final SIP is developed, DTE Electric cannot predict the financial impact of this proposal.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. The performance standards for existing EGUs, known as the EPA Clean Power Plan, were challenged by petitioners and stayed by the U.S. Supreme Court in February 2016 pending final review by the courts. On October 10, 2017, the EPA, under a new administration, proposed to rescind the Clean Power Plan, and in August 2018, the EPA proposed revised emission guidelines for GHGs from existing EGUs. On June 19, 2019, the EPA Administrator officially repealed the Clean Power Plan and finalized its replacement, named the ACE rule. The ACE rule was vacated and remanded back to the EPA in a D.C. Circuit Court decision on January 19, 2021. The Supreme Court granted a petition for certiorari in October 2021 and issued a decision on June 30, 2022 that reversed the January 2021 decision of the D.C. Circuit Court and remands the case for further proceedings. The next steps taken by the EPA with respect to regulation of GHGs from EGUs remain uncertain. While DTE Energy is reviewing the impacts of this ruling and subsequent responses from federal and state regulators, the ruling does not impact the plans for our utilities to reduce carbon emissions and achieve net zero emissions by 2050.
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
Water — In response to EPA regulations and in accordance with the Clean Water Act section 316(b), DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014, which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has completed the required studies and submitted reports for most of its generation plants, and a final study is in-process for Monroe power plant. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on determining whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rule making at this time.
As part of the Monroe power plant NPDES draft permit, EGLE has added requirements to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations. Once the final permit is issued, DTE Electric will be required to evaluate the impacts of the thermal discharge on a balanced indigenous biological community and submit a biological demonstration study plan to EGLE. After approval by EGLE and completion of field sampling, data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and the site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2022 and December 31, 2021, DTE Electric had $10 million and $14 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On August 28, 2020, the CCR rule "A Holistic Approach to Closure Part A: Deadline to Initiate Closure and Enhancing Public Access to Information" was published in the Federal Register and required all unlined impoundments (including units previously classified as "clay-lined") to initiate closure as soon as technically feasible, but no later than April 11, 2021. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, an additional revision to the CCR Rule "A Holistic Approach to Closure Part B: Alternate Demonstration for Unlined Surface Impoundments" was published in the Federal Register that provides a process to determine if certain unlined impoundments consisting of an alternative liner system may be as protective as the current liners specified in the CCR rule, and therefore may continue to operate. DTE Electric has submitted applications to the EPA that support continued use of all impoundments through their active lives. The applications are currently under review and the forced closure date of April 11, 2021 is effectively delayed while the EPA completes their review. On September 1, 2022, DTE Electric ceased receipt of CCR and non-CCR waste streams at the St. Clair power plant bottom ash basins and initiated closure. Therefore, DTE Electric withdrew the Part A rule demonstration for St. Clair, as it was no longer necessary for the EPA to issue an extension of the April 11, 2021 deadline to cease receipt of waste.
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
On April 12, 2017, the EPA granted a petition for reconsideration of the 2015 ELG Rule. On October 13, 2020, the EPA finalized the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule for FGD wastewater and bottom ash transport water only. The Reconsideration Rule re-establishes the technology-based effluent limitations guidelines and standards applicable to FGD wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025. FGD wastewater retrofits must be completed "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025 or December 31, 2028 if a permittee decides to pursue the Voluntary Incentives Program (VIP) subcategory for FGD wastewater. If a facility applies for the VIP, they must meet more stringent standards, but are allowed an extended time period to meet the compliance requirements.
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
On July 27, 2021, the EPA announced they will revisit some of the compliance requirements that were established in the 2020 Reconsideration Rule and plan to release a new proposed rule in the fourth quarter of 2022. The 2020 Reconsideration Rule remains in effect until that time.
DTE Electric continues to evaluate compliance strategies, technologies and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the EPA rules at the Monroe power plant.
DTE Electric has estimated the impact of the CCR and ELG rules to be $560 million of capital expenditures, including $455 million for 2022 through 2026.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2022 and December 31, 2021, DTE Gas had $23 million and $24 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In August 2022, EES Coke filed a response to the complaint and the EPA filed a motion for summary judgment. In September 2022, the Sierra Club and City of River Rouge filed motions to intervene. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
Separately, in December 2021, EGLE issued a Notice of Violation to EES Coke alleging excess visible emissions from pushing operations. In January 2022, EES Coke provided EGLE a response describing the corrective actions taken to prevent future recurrences. At the present time, EES Coke cannot predict the outcome or financial impact of this matter.
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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part Michigan's SIP process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the State attain the standard and sustain its attainment. The Michigan SIP was completed and submitted to the EPA on May 31, 2016 and supplemented on June 30, 2016. On March 19, 2021, the EPA published in the Federal Register partial approval and partial disapproval of Michigan's Detroit SO2 non-attainment area plan. On June 1, 2022, the EPA published a Federal Implementation Plan (FIP) which aligned with the partial approval and partial disapproval of the State's plan. The proposed FIP underwent a public comment period and was finalized on September 30, 2022. No DTE Electric sources were materially impacted by the final FIP.

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
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2022 was $605 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at September 30, 2022. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2022, DTE Energy had $384 million of performance bonds outstanding, including $119 million for DTE Electric. Performance bonds are not individually material, except for $250 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,200 represented employees, including DTE Electric's approximately 2,600 represented employees. This represents 50% and 56% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 4% have contracts expiring within one year for both DTE Energy and DTE Electric.
Purchase Commitments
Utility capital expenditures and expenditures for non-utility businesses will be approximately $3.5 billion and $2.6 billion in 2022 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2022 annual capital expenditures.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. As a joint owner of Ludington, DTE Electric would be liable for 49% of these damages. During September 2022, the motion to dismiss was denied. DTE Electric believes the outstanding counterclaims are without merit and is currently awaiting a scheduling order to determine the timing of further proceedings. DTE Electric cannot predict the financial impact or outcome of this matter.
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

NOTE 14 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$25	$27	$6	$8
Interest cost	41	39	12	12
Expected return on plan assets	(87)	(84)	(32)	(33)
Amortization of:
Net actuarial loss	29	49	1	3
Prior service credit	—	—	(4)	(5)
Net periodic benefit cost (credit)	$8	$31	$(17)	$(15)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$72	$81	$20	$23
Interest cost	124	118	36	35
Expected return on plan assets	(260)	(254)	(95)	(97)
Amortization of:
Net actuarial loss	86	147	3	10
Prior service credit	—	—	(14)	(15)
Net periodic benefit cost (credit)	$22	$92	$(50)	$(44)

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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operation and maintenance expense was $9 million and $26 million for the three months ended September 30, 2022 and 2021, respectively, and $27 million and $78 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Service cost	$5	$6	$15	$17
Interest cost	10	8	28	25
Expected return on plan assets	(22)	(22)	(64)	(65)
Amortization of:
Net actuarial loss	2	3	4	9
Prior service credit	(4)	(3)	(10)	(10)
Net periodic benefit credit	$(9)	$(8)	$(27)	$(24)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans or postretirement benefit plans in 2022. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric during the fourth quarter 2022.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider. Such billing primarily consists of power sales, sale and transportation of natural gas, and renewable natural gas sales in the segments below, as well as charges from Electric to other segments for use of the shared capital assets of DTE Electric. For the prior periods, inter-segment billing also included the sale of reduced emissions fuel at DTE Vantage.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Electric	$19	$17	$53	$48
Gas	4	3	10	10
DTE Vantage	15	125	57	463
Energy Trading	39	9	78	35
Corporate and Other	—	1	—	2
	$77	$155	$198	$558
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations
Electric	$1,844	$1,700	$4,896	$4,468
Gas	230	193	1,358	1,070
Operating Revenues — Non-utility operations
Electric	3	2	11	9
DTE Vantage	227	372	626	1,132
Energy Trading	3,024	1,602	8,059	4,208
Corporate and Other	—	1	—	2
Reconciliation and Eliminations(a)	(77)	(155)	(198)	(572)
Total	$5,251	$3,715	$14,752	$10,317
_______________________________________
(a)Includes $14 million for the nine months ended September 30, 2021 for eliminations related to DTE Energy's former Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$363	$342	$750	$788
Gas	(23)	(30)	179	146
DTE Vantage	26	73	68	115
Energy Trading	56	(52)	(80)	(173)
Corporate and Other	(35)	(275)	(99)	(381)
Income from Continuing Operations	387	58	818	495
Discontinued Operations	—	(33)	—	106
Net Income Attributable to DTE Energy Company	$387	$25	$818	$601

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company — Continuing operations	$387	$58	$818	$495
Diluted Earnings per Common Share — Continuing operations	$1.99	$0.30	$4.21	$2.55
The increase in Net Income Attributable to DTE Energy Company for the three and nine months ended September 30, 2022 was primarily due to lower losses in the Corporate and Other segment, driven primarily by the loss on debt extinguishment incurred in the third quarter 2021. The increase for the three month period was also due to higher earnings in the Electric and Energy Trading segments, partially offset by lower earnings in the DTE Vantage segment. For the nine month period, the increase was also due to higher earnings in the Gas and Energy Trading segments, partially offset by lower earnings in the Electric and DTE Vantage segments.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings growth with a strong balance sheet and attractive dividend.
DTE Energy's utilities are investing capital to support a modern, reliable grid and cleaner, affordable energy through investments in base infrastructure and new generation. Increasing intensity of wind storms and other weather events, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term.
DTE Energy is committed to reducing the carbon emissions of its electric utility operations by 32% by 2023, 50% by 2028, and 80% by 2040 from 2005 carbon emissions levels. DTE Energy is also committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations. To achieve the carbon reduction goals at the electric utility, DTE Energy has begun to transition away from coal-powered sources and is replacing or offsetting the generation from these facilities with renewable energy and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is also monitoring the viability of emerging technologies involving energy storage, carbon capture and sequestration, low carbon fuels such as hydrogen, and advanced nuclear power.
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
DTE Electric's capital investments over the 2022-2026 period are estimated at $15 billion, comprised of $8 billion for distribution infrastructure, $4 billion for base infrastructure, and $3 billion for cleaner generation including renewables. DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities, including five units that were retired in the third quarter 2022, and has announced plans to retire its remaining six coal-fired generating units. The two units at the Belle River facility will cease the use of coal by 2028 and are being evaluated for conversion to cleaner energy resources. The four units at the Monroe facility are expected to be retired by 2040. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, and natural gas fueled generation, including the Blue Water Energy Center which commenced operations in June 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$363	$342	$750	$788
Gas	(23)	(30)	179	146
DTE Vantage	26	73	68	115
Energy Trading	56	(52)	(80)	(173)
Corporate and Other	(35)	(275)	(99)	(381)
Income from Continuing Operations	387	58	818	495
Discontinued Operations	—	(33)	—	106
Net Income Attributable to DTE Energy Company	$387	$25	$818	$601

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,844	$1,700	$4,896	$4,468
Fuel and purchased power — utility	593	462	1,543	1,178
Utility Margin	1,251	1,238	3,353	3,290
Operating Revenues — Non-utility operations	3	2	11	9
Operation and maintenance	409	408	1,188	1,116
Depreciation and amortization	307	281	909	820
Taxes other than income	86	82	258	245
Operating Income	452	469	1,009	1,118
Other (Income) and Deductions	84	82	248	238
Income Tax Expense	5	45	11	92
Net Income Attributable to DTE Energy Company	$363	$342	$750	$788
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
Utility Margin increased $13 million and $63 million in the three and nine months ended September 30, 2022, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
Regulatory mechanism — RPS	$12	$33
COVID-19 voluntary refund amortization	9	25
Regulatory mechanism — DTE Securitization	9	20
Regulatory mechanism — EWR	12	18
Weather	(14)	(5)
Base sales / rate mix	(24)	(42)
Other regulatory mechanisms and other	9	14
Increase in Utility Margin	$13	$63

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands of MWh)
DTE Electric Sales
Residential	4,803	4,998	12,393	12,705
Commercial	4,541	4,625	12,501	12,532
Industrial	2,271	2,214	6,464	6,431
Other	48	49	151	155
	11,663	11,886	31,509	31,823
Interconnection sales(a)	1,766	1,008	3,551	2,812
Total DTE Electric Sales	13,429	12,894	35,060	34,635

DTE Electric Deliveries
Retail and wholesale	11,663	11,886	31,509	31,823
Electric retail access, including self-generators(b)	1,201	1,232	3,417	3,260
Total DTE Electric Sales and Deliveries	12,864	13,118	34,926	35,083
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $1 million and $72 million in the three and nine months ended September 30, 2022, respectively. The increase in the third quarter was primarily due to higher EWR expense of $11 million, higher RPS expense of $5 million, and higher distribution operations expense of $2 million, partially offset by lower plant generation expense of $9 million and lower benefits and other compensation expense of $8 million. The increase in the nine-month period was primarily due to higher plant generation expense of $33 million (primarily due to increased planned and unplanned outage costs), higher distribution operations expense of $31 million (primarily due to increased tree trim costs), higher EWR expense of $15 million, and higher RPS expense of $9 million, partially offset by lower benefits and other compensation expense of $15 million.
Depreciation and amortization expense increased $26 million and $89 million in the three and nine months ended September 30, 2022, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income increased $4 million and $13 million in the three and nine months ended September 30, 2022, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $2 million and $10 million in the three and nine months ended September 30, 2022, respectively. The increase in the third quarter was primarily due to higher interest expense of $8 million and higher losses in the rabbi trust and other investments of $2 million, partially offset by lower non-operating retirement benefits expense of $9 million. The increase in the nine-month period was primarily due to higher interest expense of $20 million and a change in rabbi trust and other investment earnings (loss of $13 million in 2022 compared to a gain of $6 million in 2021), partially offset by lower non-operating retirement benefits expense of $27 million.

Income Tax Expense decreased $40 million and $81 million in the three and nine months ended September 30, 2022, respectively. The decrease in the both periods was primarily due to higher amortization of the TCJA regulatory liability, driven by the accelerated amortization approved in DTE Electric's prior year accounting applications to the MPSC. The decrease in both periods was also due to higher production tax credits and lower earnings.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Utility operations	$230	$193	$1,358	$1,070
Cost of gas — utility	39	23	436	263
Utility Margin	191	170	922	807
Operation and maintenance	130	123	405	380
Depreciation and amortization	47	44	140	130
Taxes other than income	21	20	76	71
Asset (gains) losses and impairments, net	—	1	—	1
Operating Income (Loss)	(7)	(18)	301	225
Other (Income) and Deductions	22	18	65	54
Income Tax Expense (Benefit)	(6)	(6)	57	25
Net Income (Loss) Attributable to DTE Energy Company	$(23)	$(30)	$179	$146
Utility Margin increased $21 million and $115 million in the three and nine months ended September 30, 2022, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$12	$57
Weather	2	33
Base sales	2	15
Home protection program	1	5
Other	4	5
Increase in Utility Margin	$21	$115

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Bcf)
Gas Markets
Gas sales	8	7	100	88
End-user transportation	33	34	124	123
	41	41	224	211
Intermediate transportation	125	102	404	370
Total Gas sales	166	143	628	581
Operation and maintenance expense increased $7 million and $25 million in the three and nine months ended September 30, 2022, respectively. The increase in the third quarter was primarily due to higher gas operations expense of $7 million and higher corporate support costs of $2 million, partially offset by lower uncollectible expense of $1 million. The increase in the nine-month period was primarily due to higher gas operations expense of $19 million and higher corporate support costs of $8 million.
Depreciation and amortization expense increased $3 million and $10 million in the three and nine months ended September 30, 2022, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income expense increased $1 million and $5 million in the three and nine months ended September 30, 2022, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $4 million and $11 million in the three and nine months ended September 30, 2022, respectively. The increase in the third quarter was primarily due to investment losses of $2 million and higher interest expense of $2 million. The increase in the nine-month period was primarily due to a change in investment earnings (loss of $7 million in 2022 compared to a gain of $1 million in 2021) and higher interest expense of $3 million.
Income Tax Expense (Benefit) increased $32 million in the nine months ended September 30, 2022. The increase was primarily due to higher earnings and lower amortization of the TCJA regulatory liability.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$227	$372	$626	$1,132
Fuel, purchased power, and gas — non-utility	124	267	317	851
Non-utility Margin	103	105	309	281
Operation and maintenance	64	77	194	226
Depreciation and amortization	13	18	39	55
Taxes other than income	3	2	8	8
Asset (gains) losses and impairments, net	1	1	(4)	28
Operating Income (Loss)	22	7	72	(36)
Other (Income) and Deductions	(9)	(61)	(10)	(108)
Income Taxes
Expense	8	18	20	22
Production Tax Credits	(3)	(20)	(6)	(56)
	5	(2)	14	(34)
Net Income	26	70	68	106
Less: Net Loss Attributable to Noncontrolling Interests	—	(3)	—	(9)
Net Income Attributable to DTE Energy Company	$26	$73	$68	$115
Operating Revenues — Non-utility operations decreased $145 million and $506 million in the three and nine months ended September 30, 2022, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Closure of the REF business	$(185)	$(625)
Closure in the Steel business	(4)	(17)
Higher (lower) production and prices in the Renewables business	(2)	6
New contract in the Renewables business	5	16
Higher prices in the On-site business	10	24
Higher demand and prices in the Steel business	31	90
	$(145)	$(506)

Non-utility Margin decreased $2 million and increased $28 million in the three and nine months ended September 30, 2022, respectively. The following table details changes in Non-utility Margin relative to the comparable prior periods:

	Three Months	Nine Months
	(In millions)
New contract in the Renewables business	$5	$14
Higher (lower) demand and prices in the Steel business	(3)	11
Higher (lower) production and prices in the Renewables business	(4)	4
Closure in the Steel business	(2)	(5)
Other	2	4
	$(2)	$28
Operation and maintenance expense decreased $13 million and $32 million in the three and nine months ended September 30, 2022, respectively. The decrease in the third quarter was primarily due to $11 million associated with the closure of the REF business. The decrease in the nine-month period was primarily due to $30 million associated with the closure of the REF business and $4 million of lower corporate overhead costs, partially offset by a $6 million increase due to a new contract in the Renewables business.
Depreciation and amortization expense decreased $5 million and $16 million in the three and nine months ended September 30, 2022, respectively. The decrease in both periods was primarily due to the closure of the REF business.
Asset (gains) losses and impairments, net changed $32 million in the nine months ended September 30, 2022. The change was primarily due to an asset impairment of $27 million recorded in 2021 in the Steel business for the anticipated closure of a pulverized coal facility, as well as a $3 million gain recorded in 2022 in the Renewables business related to lower future contingent obligations.
Other (Income) and Deductions decreased $52 million and $98 million in the three and nine months ended September 30, 2022, respectively. The decrease in the third quarter was primarily due to $57 million lower income associated with the closure of the REF business, partially offset by $3 million lower interest expense. The decrease in the nine-month period was primarily due to $102 million lower income associated with the closure of the REF business and $10 million lower equity investment earnings due to a planned outage in the Renewables business, partially offset by $11 million lower interest expense.
Income Taxes — Production Tax Credits decreased $17 million and $50 million in the three and nine months ended September 30, 2022, respectively. The decrease in both periods was primarily due to the closure of the REF business.
Net Loss Attributable to Noncontrolling Interests decreased $3 million and $9 million in the three and nine months ended September 30, 2022, respectively. The decrease in both periods was primarily due to the closure of the REF business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$3,024	$1,602	$8,059	$4,208
Purchased power and gas — non-utility	2,928	1,630	8,087	4,347
Non-utility Margin	96	(28)	(28)	(139)
Operation and maintenance	16	17	51	60
Depreciation and amortization	2	1	4	4
Taxes other than income	1	1	6	4
Operating Income (Loss)	77	(47)	(89)	(207)
Other (Income) and Deductions	3	22	18	23
Income Tax Expense (Benefit)	18	(17)	(27)	(57)
Net Income (Loss) Attributable to DTE Energy Company	$56	$(52)	$(80)	$(173)
Operating Revenues — Non-utility operations increased $1,422 million and $3,851 million in the three and nine months ended September 30, 2022, respectively. The increase in both periods was primarily due to higher gas prices in the gas structured and gas transportation strategies.
Non-utility Margin increased $124 million and $111 million in the three and nine months ended September 30, 2022, respectively. The following tables detail changes in Non-utility margin relative to the comparable prior periods:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas transportation strategies(b)	$204
Unfavorable results, primarily in power full requirements and environmental trading strategies	(48)
156
Realized Margins(a)
Favorable results, primarily in the environmental trading strategy	16
Unfavorable results, primarily in power full requirements, gas transportation, and gas trading strategies(c)	(48)
(32)
Increase in Non-utility Margin	$124
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
(b)Amount includes $208 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $31 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Nine Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured, gas transportation, and power trading strategies(b)	$107
Unfavorable results, primarily in power full requirements and environmental trading strategies	(30)
77
Realized Margins(a)
Favorable results, primarily in gas transportation, gas full requirements, and environmental trading strategies(c)	104
Unfavorable results, primarily in power full requirements and gas trading strategies	(70)
34
Increase in Non-utility Margin	$111
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
(b)Amount includes $71 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $54 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Operation and maintenance decreased $1 million and $9 million in the three and nine months ended September 30, 2022, respectively. The decrease in nine-month period was primarily due to lower compensation costs.
Other (Income) and Deductions decreased $19 million and $5 million in the three and nine months ended September 30, 2022, respectively. The decrease in both periods was primarily due to lower contributions to not-for-profit organizations.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $35 million and $99 million for the three and nine months ended September 30, 2022, respectively, represents a decrease of $240 million and $282 million from the net loss of $275 million and $381 million in the comparable 2021 periods.
The lower losses in both periods were primarily due to the loss on debt extinguishment incurred in 2021, which increased earnings by $286 million and $292 million for the three and nine months ended September 30, 2022, respectively. Lower losses in both 2022 periods were also due to effective income tax rate adjustments, lower state income taxes, and a valuation allowance recorded in 2021. For the nine month period, the lower losses were also due to decreased net interest expense in 2022. For both the three and nine month periods, the lower losses were partially offset by equity investment losses in 2022 and tax impacts from the separation of DT Midstream in the third quarter 2021, which resulted in a net tax benefit of $76 million in the prior year.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2022 will be approximately $2.1 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures, and expenditures for non-utility businesses of approximately $3.5 billion in 2022. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows, as applicable.

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$35	$516
Net cash from operating activities	1,412	2,372
Net cash used for investing activities	(2,453)	(2,780)
Net cash from (used for) financing activities	1,057	(52)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	16	(460)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$51	$56
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $960 million in 2022. The decrease was primarily due to lower cash from working capital items. The decrease was also partially due to changes in Net Income, which decreased year-over-year if adjusted for the Loss on extinguishment of debt in 2021, primarily driven by the separation of DT Midstream in July 2021 and the closure of the REF business at DTE Vantage in 2022.
The change in working capital items in 2022 was primarily due to decreases in cash related to Regulatory assets and liabilities, Accounts receivable, net, and Derivative assets and liabilities, partially offset by an increase in cash related to Other current and noncurrent assets and liabilities.
Changes in these line items were significantly impacted by higher prices for natural gas and electricity during 2022, including Regulatory assets attributed to the PSCR and GCR mechanisms at DTE Electric and DTE Gas, respectively. Refer to "Quantitative and Qualitative Disclosures About Market Risk" within Item 3 of this Report for additional information regarding DTE Energy's management of commodity price and other market risks.
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
Net cash used for investing activities decreased by $327 million in 2022 primarily due to decreases in utility plant and equipment expenditures and non-utility plant and equipment expenditures.
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
Net cash from financing activities increased by $1.1 billion in 2022 primarily due to decreases in Redemption of long-term debt and Prepayment costs for extinguishment of long-term debt, primarily related to redemptions of $2.6 billion following the separation of DT Midstream in the third quarter of 2021. The increase in cash from financing activities is partially offset by a decrease in Issuance of long-term debt, net of issuance costs, primarily due to $3.1 billion of long-term debt that was issued in 2021 to facilitate the separation of DT Midstream.
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
Over the long-term, DTE Energy does not have any equity commitments other than the 2019 equity units noted above and will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring the impact of rising interest rates on the cost of borrowing.

Uses of Cash
DTE Energy has $1.4 billion in long-term debt, including finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of new long-term debt, and proceeds from the equity issuances associated with the 2019 equity units.
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
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, environmental, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $699 million.
Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
2	Significant Accounting Policies
6	Regulatory Matters
9	Financial and Other Derivative Instruments
10	Long-Term Debt
11	Short-Term Credit Arrangements and Borrowings
13	Commitments and Contingencies
14	Retirement Benefits and Trusteed Assets
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
Liquidity
DTE Energy has approximately $2.4 billion of available liquidity at September 30, 2022, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements and term loans.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2021	$(159)
Reclassified to realized upon settlement	(33)
Changes in fair value recorded to income	(114)
Amounts recorded to unrealized income	(147)
Changes in fair value recorded in Regulatory liabilities	20
Amounts recorded in other comprehensive income, pre-tax	2
Change in collateral	48
MTM at September 30, 2022	$(236)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2025 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2022	2023	2024	2025 and Beyond	Total Fair Value
	(In millions)
Level 1	$66	$130	$50	$15	$261
Level 2	(10)	(33)	(55)	(31)	(129)
Level 3	(68)	(151)	(64)	(91)	(374)
MTM before collateral adjustments	$(12)	$(54)	$(69)	$(107)	(242)
Collateral adjustments					6
MTM at September 30, 2022					$(236)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2022:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$1,017	$(206)	$811
BBB+ and BBB	471	—	471
BBB-	77	—	77
Total Investment Grade	1,565	(206)	1,359
Non-investment grade(b)	26	—	26
Internally Rated — investment grade(c)	883	(3)	880
Internally Rated — non-investment grade(d)	33	(2)	31
Total	$2,507	$(211)	$2,296
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of September 30, 2022, DTE Energy had floating rate debt of $1.4 billion and a floating rate debt-to-total debt ratio of 7.1%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2022 and 2021 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2022	2021	2022	2021	Change in the Fair Value of
	(In millions)
Environmental contracts	$(8)	$(16)	$8	$15	Commodity contracts
Gas contracts	$19	$102	$(19)	$(102)	Commodity contracts
Power contracts	$13	$13	$(13)	$(13)	Commodity contracts
Oil contracts	$2	$—	$(2)	$—	Commodity contracts
Interest rate risk — DTE Energy	$(667)	$(649)	$718	$674	Long-term debt
Interest rate risk — DTE Electric	$(426)	$(329)	$466	$348	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2022:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/22 - 07/31/22	5,035	$106.01	—	—	—
08/01/22 - 08/31/22	1,264	$117.14	—	—	—
09/01/22 - 09/30/22	565	$119.44	—	—	—
Total	6,864		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1	Supplemental Indenture dated as of August 1, 2022 to the Amended and Restated Indenture dated as of April 9, 2001, amending the Series F Supplemental Indenture dated as of November 1, 2019 between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A. trustee (2019 Series F)	X

4.2	Fifty-third Supplemental Indenture dated as of September 1, 2022, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (2022 Series C and D)	X

10.1	Fifth Amended and Restated Five Year Credit Agreement dated October 25, 2022 by and among DTE Energy Company, the lenders listed on the signature pages thereof and Citibank, N.A., as Administrative Agent	X

10.2	Fifth Amended and Restated Five Year Credit Agreement dated October 25, 2022 by and among DTE Electric Company, the lenders listed on the signature pages thereof and Citibank, N.A., as Administrative Agent		X

10.3	Fifth Amended and Restated Five Year Credit Agreement dated October 25, 2022 by and among DTE Gas Company, the lenders listed on the signature pages thereof and Citibank, N.A., as Administrative Agent	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 27, 2022
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)