Form 10-K
period 2022-12-31
DTE ENERGY CO; DTE Electric Co
filed 2023-02-23
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflects the correction of an error to previously issued financial statements.

DTE Energy	☐	DTE Electric	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to 240.10D-1(b).

DTE Energy	☐	DTE Electric	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
On June 30, 2022, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $24.4 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 31, 2023:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	205,688,574

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2023 Annual Meeting of Common Shareholders to be held May 4, 2023, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

DEFINITIONS

ACE	Affordable Clean Energy

AFUDC	Allowance for Funds Used During Construction

AMT	Alternative Minimum Tax

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CARES Act	Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020 to assist individuals and employers with the impacts of the COVID-19 pandemic, including certain tax relief provisions

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Securitization	DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric.
The entity was created to issue securitization bonds for certain qualified costs authorized by the
MPSC and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the Gas Storage and Pipelines acquisition on December 4, 2019

ERCOT	Electric Reliability Council of Texas, the independent power market operator responsible for substantially all of the Texas power market.

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

DEFINITIONS

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Green Bonds	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

IRS	Internal Revenue Service

ISO	Independent System Operator

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits	Tax credits as authorized under Section 45 of the Internal Revenue Code that are designed to stimulate investment in and development of renewable energy and alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RSN	Remarketable Senior Note

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

DEFINITIONS

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

USD	United States Dollar ($)

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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
DTE Energy's other businesses include 1) DTE Vantage which is primarily involved in renewable natural gas projects and providing custom energy solutions to industrial, commercial, and institutional customers, and 2) energy marketing and trading operations.
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
Non-utility Operations
•DTE Vantage is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers.
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

ELECTRIC
Description
DTE Energy's Electric segment consists principally of DTE Electric, an electric utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan. DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA, and EGLE. Electricity is generated from fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant, wind and solar assets, and is supplemented with purchased power. The electricity is sold, or distributed through the retail access program, to three major classes of customers: residential, commercial, and industrial, throughout southeastern Michigan.
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
The Electric segment also includes non-utility operations relating to renewable energy projects at DTE Sustainable Generation, which were acquired to support DTE Energy's renewable energy goals.
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

Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 10 million tons of low-sulfur western coal and approximately 1 million tons of Appalachian coal to be delivered from 2023 to 2024. All of these contracts have pricing schedules. DTE Electric has 96% of its expected coal requirements under contract for 2023. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. DTE Electric's 2023 rail transportation is covered under long-term agreements. DTE Electric expects to cover all of its 2023 vessel transportation requirements for delivery of purchased coal to electric generating facilities through existing agreements. DTE Electric's natural gas supply requirements are expected to be met through a combination of short and long-term agreements, agreements with local distribution companies, and spot market purchases. Natural gas purchase requirements for 2023 are expected to be approximately 64 Bcf. DTE Electric has contracts for firm gas transportation and storage capacity to ensure reliable and flexible gas supply to its power plants. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements.
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
Generating facilities owned and in service as of December 31, 2022 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Coal
Monroe(b)	Monroe	1971, 1973, and 1974	3,066
Belle River(c)	St. Clair	1984 and 1985	1,034
Natural Gas/Oil
Greenwood	St. Clair	1979	785
Natural Gas/Combined Cycle
Blue Water Energy Center	St. Clair	2022	1,127
Dearborn	Wayne	2019	35
			6,047
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	1,998
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,122
Renewables(e)
Wind Utility	Various	2011-2022	1,236
Wind Non-Utility	Various	2019 and 2020	106
Solar Utility	Various	2010-2021	65
Solar Non-Utility	Delta	2019 and 2022	2
			1,409
			11,717
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
(b)The Monroe generating plant provided 41% of DTE Electric’s total 2022 power plant generation.
(c)Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 7 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(d)Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,290 MW. See Note 7 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(e)In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 560 MW of renewable power generated from wind, solar, and biomass facilities. Of the 560 MW, currently 52 MW relate to power purchase agreements with DTE Sustainable Generation.
See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.
DTE Electric owns and operates 697 distribution substations with a capacity of approximately 37,178,000 kilovolt-amperes (kVA) and approximately 451,900 line transformers with a capacity of approximately 33,079,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2022 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,548	15,772
24 kV	177	732
40 kV	2,353	465
120 kV	59	8
	31,137	16,977
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost-effective manner and support DTE Energy's goal to reduce carbon emissions by 32% by 2023, 65% in 2028, 85% in 2035, and 90% by 2040 from 2005 carbon emissions levels, as well as net zero emissions by 2050. These represent accelerated goals compared to DTE Electric's prior targets to reduce carbon emissions by 50% by 2028 and 80% by 2040. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers.
To maintain reliability and meet targeted carbon reduction goals in the near-term, DTE Electric will continue its energy waste reduction initiatives and transition away from coal-fired plants to renewable energy and other sources, including leveraging existing infrastructure at the Belle River power plant through a coal to natural gas conversion. To achieve long-term carbon reduction goals, DTE Electric plans to end the use of coal-fired power plants in 2035 and plans significant investments in solar, wind, and battery storage. DTE Electric expects this transition to renewables and natural gas to reduce future operating and fuel costs. DTE Electric will also continue to monitor the advancement of emerging technologies such as long-duration storage, modular nuclear reactors, hydrogen, and carbon capture and sequestration, and how these technologies may support clean, reliable generation and customer affordability.

DTE Electric's distribution operations focus is on distributing energy in a safe, cost-effective, and reliable manner to customers. An increasing intensity of wind storms and other weather events, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term. DTE Electric is hardening and upgrading its infrastructure and has plans to build substations to provide additional capacity as customers shift to more electrification, including electric vehicles. DTE Electric seeks to increase operational efficiencies to maintain rate affordability and increase reliability and customer satisfaction through tree trimming, pole maintenance, and other projects.
DTE Electric expects opportunities to enhance customer affordability as a result of the Inflation Reduction Act enacted in August 2022, which includes production tax credits for wind and solar production and existing nuclear generation, as well as investment tax credits for energy storage. DTE Electric expects these tax incentives to reduce the cost of owning assets that support its clean energy transition, thereby reducing customer rate impacts from any future cost recoveries.
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Energy legislation enacted by the State of Michigan has placed a 10% cap on total retail access. This cap mitigates some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full-service customer rates. Customers with retail access to alternative electric suppliers consist primarily of industrial and commercial customers and represented approximately 10%, 10%, and 8.5% of retail sales in 2022, 2021, and 2020, respectively. DTE Electric expects that customers with retail access to alternative electric suppliers will remain at approximately 10% of retail sales in 2023 and future years.
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
DTE Gas' natural gas sales, end-user transportation, and intermediate transportation volumes, revenues, and Net Income are impacted by weather. Given the seasonal nature of the business, revenues and earnings are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and DTE Gas typically realizes substantially reduced revenues and earnings in the second quarter, and losses in the third quarter. The impacts of changes in annual average customer usage may be minimized by Revenue Decoupling Mechanisms authorized by the MPSC.
DTE Gas operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Gas.
For a summary of Gas segment operating revenues by service, see Note 5 to the Consolidated Financial Statements, "Revenue."
Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 64% of the volume coming from underground storage for 2022. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2025.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2022 are listed below.

	Availability (MDth/d)	Contract Expiration
Vector Pipeline L.P.	18	2025
Viking Gas Transmission Company	21	2027
Great Lakes Gas Transmission L.P.	33	2028
ANR Pipeline Company	174	2028
Panhandle Eastern Pipeline Company	80	2029
NEXUS Pipeline	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 21,000 miles of distribution mains, approximately 1,352,000 service pipelines, and approximately 1,316,000 active meters. DTE Gas also owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
Strategy and Competition
DTE Gas' strategy is to ensure the safe, reliable, and cost-effective delivery of natural gas service within its franchised markets in Michigan. In addition, DTE Gas is promoting the extension of its distribution system to underserved markets and the increased use of natural gas furnaces, water heaters, and appliances within its current customer base. DTE Gas continues to focus on the reduction of operating costs and the delivery of energy waste reduction products and services to its customers, making natural gas service the preferred fuel and even more affordable for its customers.
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
DTE Energy plans to reduce the carbon emissions from its gas utility operations by 65% by 2030 and 80% by 2040, and is committed to a goal of net zero carbon emissions by 2050 from internal gas operations and gas suppliers. To achieve net zero, DTE Gas is working to source gas with lower methane intensity, reduce emissions through its main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy also aims to help DTE Gas customers reduce their emissions by 35% by 2040 by increasing energy efficiency, pursuing advanced technologies such as hydrogen and carbon capture and sequestration, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.

DTE VANTAGE
Description
DTE Vantage is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver customer energy solutions to industrial, commercial, and institutional customers. This business segment provides services using project assets usually located on or near the customers' premises in the agricultural, steel, automotive, airport, chemical, and other industries as follows:

Renewable Energy
•Renewable Gas Recovery — DTE Vantage has ownership interests in, and operates, twenty-two gas recovery sites in nine states. The sites recover methane from landfills and agricultural businesses and convert the gas to generate electricity and replace fossil fuels in industrial and manufacturing operations. Certain sites also refine the methane to produce pipeline-quality gas and generate environmental attributes, including environmental credits from California's Low Carbon Fuel Standard (LCFS) and the federal Renewable Fuel Standard (RFS), and in some cases may generate tax credits. The gas is then sold to off-takers, along with the environmental attributes, to be used as low carbon transportation fuel.
•Wholesale Power and Renewables — DTE Vantage holds ownership interests in, and operates, four renewable generating plants with a capacity of 139 MWs. The electric output is sold under long-term power purchase agreements.
Custom Energy Solutions
•On-Site Energy — DTE Vantage provides power generation, steam production, chilled water production, wastewater treatment, and compressed air supply to industrial customers. DTE Vantage also provides utility-type services using project assets usually located on or near the customers' premises in the automotive, airport, chemical, and other industries.
•Steel and Petroleum Coke — DTE Vantage produces metallurgical coke from a coke battery with a capacity of 1 million tons per year and has an investment in a second coke battery with a capacity of 1.2 million tons per year. DTE Vantage supplies metallurgical and petroleum coke to the steel and other industries.
Emerging Ventures
•Carbon Capture and Sequestration — DTE Vantage is currently developing multiple carbon capture projects across the United States to help customers reduce their emissions and meet their evolving environmental commitments. This process captures carbon dioxide from industrial emitters and transports it to sequestration sites where it is injected deep underground, preventing release into the atmosphere.
Properties and Other
The following are significant properties owned by DTE Vantage as of December 31, 2022:

Business Areas	Location	Service Type
Renewable Energy
Renewable Gas Recovery	AZ, CA, MI, NC, OH, SD, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Wholesale Power and Renewables	CA and MN	Electric Generation
Custom Energy Solutions
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Casino and Gaming	NJ	Electricity, Steam, and Chilled Water
Steel and Petroleum Coke
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
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

Strategy and Competition
DTE Vantage will continue leveraging its energy-related operating experience and project management capability to grow its renewable energy and custom energy solutions businesses and develop its carbon capture and sequestration business. DTE Vantage will also continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for DTE Vantage's existing disparate businesses who provide similar products and services. DTE Vantage's operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of DTE Vantage.
DTE Vantage anticipates building around its core strengths in the markets where it operates. In determining the markets in which to compete, DTE Vantage examines closely the regulatory and competitive environment, new and pending legislation, the number of competitors, and its ability to achieve sustainable margins. DTE Vantage plans to maximize the effectiveness of its related businesses as it expands. DTE Vantage also expects enhanced opportunities as a result of the Inflation Reduction Act enacted in August 2022, including increased tax credits for renewable natural gas and carbon capture and sequestration.
DTE Vantage intends to focus on the following areas for growth:
•Acquiring and developing renewable energy projects and other energy projects
•Providing energy and utility-type services to commercial and industrial customers
•Developing decarbonization opportunities related to carbon capture and sequestration projects

ENERGY TRADING
Description
Energy Trading focuses on physical and financial power, natural gas and environmental marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, environmental and related services which may include the management of associated storage and transportation contracts on the customers’ behalf and the supply or purchase of environmental attributes to various customers. Energy Trading's customer base is predominantly utilities, local natural gas distribution companies, pipelines, producers and generators, and other marketing and trading companies. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.
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

	DTE Electric	DTE Gas	Total
	(In millions)
Water	$27	$—	$27
Contaminated and other sites	7	14	21
Coal combustion residuals and effluent limitations guidelines	423	—	423
Estimated total future expenditures through 2027	$457	$14	$471
Estimated 2023 expenditures	$80	$8	$88
Estimated 2024 expenditures	$141	$4	$145
For additional information regarding environmental matters, refer to Notes 8, 9, and 18 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
HUMAN CAPITAL MANAGEMENT
DTE Energy and its subsidiaries had approximately 10,250 employees as of December 31, 2022, of which approximately 5,050 were represented by unions. DTE Electric had approximately 4,600 employees as of December 31, 2022, of which approximately 2,600 were represented by unions. The workforce is comprised almost entirely of full-time employees.
DTE Energy and utilities across the country are managing the turnover of our workforce due to a significant number of retirements expected in the next ten years - a period that will be impacted by major transformation of our business through technology investments, changes to our electric generation portfolio, and upgrades to our distribution infrastructure.
Amidst this challenge, DTE Energy is building a culture of highly engaged employees with skills and expertise in science, technology, engineering, math, analytics, and skilled trades, which are in high demand and critical to our industry. To attract and retain the best talent, DTE Energy promotes the engagement of its employees through diversity, equity, and inclusion; health, safety, and wellbeing; and by providing market-competitive compensation and benefits.

DTE Energy also provides continuous learning to optimize employee performance and engagement. DTE Energy provides tuition reimbursement and an internal learning platform that includes free instructor-led and online courses, learning-focused events with expert guest speakers, and a comprehensive development program for new front-line leaders. Training efforts and a focus on succession planning have been critical in supporting employees transitioning to new roles as coal-fired plants are retired and replaced with new, cleaner generation.
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
As of December 31, 2022, DTE Energy’s workforce was comprised of 29% women and 29% minorities. DTE Energy measures DEI performance by its workforce representation of women, minorities, veterans, and employees with disabilities, as well as the following:
•Employee engagement, including specific elements that measure a culture of inclusion
•Number of DEI related communications and events
•Supplier diversity spend
•Rankings and scores from DEI benchmarking surveys
•Formal training programs, including unconscious bias training for employees and leaders
Health, Safety, and Wellbeing
The health, safety, and wellbeing of people is DTE Energy's top priority - for employees, contractors, customers, and everyone in the communities that DTE Energy serves. DTE Energy's health, safety, and wellbeing culture is maintained and strengthened with the help of multiple safety and wellbeing committees spanning all levels of the company. Members include union representatives, DTE Energy executives, office workers, and field employees.
Safety
DTE Energy empowers its employees to be responsible for their own safety and the safety of everyone around them, and has a culture where employees can stop the job anytime they feel unsure or have questions. The use of pre-job briefs, safety standards, and regular training guides employees to identify hazardous work, categorize hazards according to risk, and mitigate the potential for any serious injuries.
DTE Energy monitors its safety performance through many measures, with a primary focus on the rate of safety incidents, as defined by the Office of Safety and Health Administration ("OSHA rate"). All workplace injuries and incidents are documented thoroughly and reviewed for measures designed to prevent reoccurrence. The most serious injuries, those sustained as a result of a release of high-energy where a serious injury or fatality is sustained ("HSIF"), as well as those that had the potential to result in a serious injury or fatality ("PSIF"), are closely monitored and thoroughly investigated.
Culture of Health and Wellbeing
DTE Energy aspires to become the healthiest and most supportive organization of wellbeing. DTE Energy is focused on supporting employees holistically, including physical health, emotional wellbeing, social connectivity, and financial security. Resources are provided to promote and support healthier lifestyles, including an on-site clinic, fitness centers, on-site and virtual wellbeing classes, and a team of wellbeing coordinators, registered dieticians and athletic trainers. DTE Energy offers a Healthy Living Program to complete both an annual physical with biometric screenings and a Health Risk Assessment to ensure employees have a relationship with a trusted physician and early detection of health conditions. Additionally, DTE Energy offers extensive wellbeing education and disease management programs.
DTE Energy monitors health and wellbeing performance across various metrics including an Employer Health Opportunity Assessment, completion of required wellbeing trainings, and measurement of collective health of the DTE family including medical trends and spend.

Compensation and Benefits
DTE Energy is committed to offering compensation that is competitive, market driven, and internally equitable. Approximately half of DTE Energy's employees are represented by labor unions through which pay is uniformly determined through collectively bargained agreements. For non-represented employees, DTE Energy's human resources professionals establish pay ranges for each job classification and work with hiring leaders to make competitive offers within the range to candidates based on objective factors like years of experience and extent of preferred qualifications, if applicable. Annually, DTE Energy conducts a review of compensation practices as part of its affirmative action program and makes adjustments as needed to ensure that pay is fair and equitable.
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
•Long-term incentive plans allow DTE Energy to grant individuals long-term equity incentives to encourage continued employment with DTE Energy, to accomplish pre-defined long-term performance objectives, and to create shareholder alignment. Metrics generally include total shareholder return relative to industry peers, utility return on equity, balance sheet health, and cumulative operating earnings per share.
For additional information on the metrics above, please see the "Annual and Long-term Incentives" section of DTE Energy's Proxy Statement.
Additionally, refer to DTE Energy’s annual Sustainability report for further information on metrics tracked for DEI, health and safety, and other components of DTE Energy’s human capital management. The report is available through the Environmental, Social, and Governance section of the Investor Relations page on DTE Energy’s website (www.dteenergy.com), and shall not be deemed incorporated by reference into this Form 10-K.

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
Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in the Registrants' generation fleet and for DTE Energy's gas distribution businesses. These laws and regulations require the Registrants to seek a variety of environmental licenses, permits, inspections, and other regulatory approvals. The Registrants could be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Additionally, the Registrants may become a responsible party for environmental cleanup at sites identified by a regulatory body. The Registrants cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating cleanup costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.
The Registrants may also incur liabilities as a result of potential future requirements to address climate change issues. Proposals for voluntary initiatives and mandatory controls are being discussed in Michigan, the United States, and worldwide to reduce GHGs such as carbon dioxide, a by-product of burning fossil fuels. If increased regulations of GHG emissions are implemented, or if existing deadlines for these regulations are accelerated, the operations of DTE Electric's fossil-fueled generation assets may be significantly impacted. Increased environmental regulation may also result in greater energy efficiency requirements and decreased demand at both the electric and gas utilities. Since there can be no assurances that environmental costs may be recovered through the regulatory process, the Registrants' financial performance may be negatively impacted as a result of environmental matters.
Any perceived or alleged failure by the Registrants to comply with environmental regulations could lead to fines or penalties imposed by regulatory bodies or could result in adverse public statements and reputational damage affecting the Registrants. Adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.

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
DTE Energy's ability to utilize tax credits may be limited. To promote U.S. climate initiatives, the Internal Revenue Code provides tax credits as an incentive for taxpayers to produce energy from alternative sources. The Registrants have generated tax credits from renewable energy generation and DTE Energy has generated tax credits from renewable gas recovery, reduced emission fuel, and gas production operations. If the Registrants' tax credits were disallowed in whole or in part as a result of an IRS audit or changes in tax law, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact the Registrants' earnings and cash flows.
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

The supply and/or price of energy commodities and/or related services may impact the Registrants' financial results. The Registrants are dependent on coal for much of their electrical generating capacity as well as uranium for their nuclear operations. DTE Energy's access to natural gas supplies is critical to ensure reliability of service for utility gas customers. DTE Energy's non-utility businesses are also dependent upon supplies and prices of energy commodities and services. Price fluctuations and changes in transportation costs, driven by inflation or other factors, as well as fuel supply disruptions, could have a negative impact on the amounts DTE Electric charges utility customers for electricity and DTE Gas charges utility customers for gas, and on the profitability of DTE Energy's non-utility businesses. The Registrants' hedging strategies and regulatory recovery mechanisms may be insufficient to mitigate the negative fluctuations in commodity supply prices at their utility or DTE Energy's non-utility businesses, and the Registrants' financial performance may therefore be negatively impacted by price fluctuations.
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
The supply and/or price of other industrial raw and finished inputs and/or related services may impact the Registrants' financial results. The Registrants are dependent on supplies of certain commodities, such as copper and limestone, among others, and industrial materials, and services in order to maintain day-to-day operations and maintenance of their facilities. Price fluctuations, driven by inflation or other factors, or supply interruptions for these commodities and other items, could have a negative impact on the amounts charged to customers for the Registrants' utility products and, for DTE Energy, on the profitability of the non-utility businesses.
Weather significantly affects operations. As weather patterns exhibit increased deviations from historical trends, our utilities may experience financial and operational challenges. Mild temperatures can result in decreased utilization of the Registrants' assets, lowering income and cash flows. At DTE Electric, high winds, floods, tornadoes, or ice storms can damage the electric distribution system infrastructure and power generation facilities and require it to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process. Prolonged and/or more frequent outages caused by increasingly extreme weather may result in decreased revenues and could also negatively impact DTE Energy's reputation and customer satisfaction or result in increased regulatory oversight. Related damages to customer assets could subject DTE Energy to litigation. DTE Gas can also experience higher than anticipated expenses from emergency repairs on its gas distribution infrastructure required as a result of weather-related issues.
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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 5,050 and DTE Electric's approximately 2,600 represented employees. The majority of represented employees are under contracts that expire in 2027. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.

DTE Energy may not achieve the carbon emissions goals of its electric and gas utilities. DTE Energy has announced the voluntary commitments of its electric and gas utilities to achieve net zero carbon emissions by 2050, along with intermediate emissions reduction goals at various points in the intervening years. Technology research and developments, innovations, and advancements are critical to DTE Energy's ability to achieve these commitments, but they may not evolve as anticipated in order to provide cost-effective alternatives to traditional energy sources. State and municipal restrictions on the siting of renewable energy assets could also impair efforts to meet our stated targets. Additionally, we cannot guarantee that we will receive regulatory approval of our capital plans to transition to renewable energy and other new technologies. Other factors that may impact DTE Energy's ability to achieve these emissions reduction goals include our service territory size and capacity needs remaining in line with current expectations, the impacts on our business of future regulations or legislation, the price and availability of carbon offsets, adoption of alternative energy products by the public such as greater use of electric vehicles, greater standardization of emissions reporting, and our ability over time to transition our electric generating portfolio. DTE Energy's emissions reduction goals require making assumptions that involve risks and uncertainties. Should one or more of these underlying assumptions prove incorrect, our actual results and ability to achieve our emissions reduction goals could differ materially from expectations. In addition, DTE Energy cannot predict the ultimate impact of achieving these objectives, or the various implementation aspects on its reliability or its results of operations, financial condition, or liquidity. DTE Energy could suffer financial loss, reputational damage, litigation, or other negative repercussions if we are unable to meet our voluntary emissions reductions goals.
Financial, Economic, and Market Risks
DTE Energy's non-utility businesses may not perform to its expectations. DTE Energy relies on non-utility businesses for a portion of earnings and will depend on the successful execution of new business development in its non-utilities to help achieve overall growth targets. DTE Energy also expects to grow the non-utility businesses by developing or acquiring renewable energy and customer energy solutions projects over the long term; however, such opportunities may not materialize as anticipated. If DTE Energy's current and contemplated non-utility investments do not perform at expected levels, DTE Energy could experience diminished earnings and a corresponding decline in shareholder value.
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

The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the ability of Registrants and their subsidiaries to issue new debt, including commercial paper, and to refinance existing debt. Macroeconomic events may lead to higher interest rates on debt and could increase financing costs and adversely affect the Registrants' results of operations. In addition, the level of borrowing by other energy companies and the market as a whole could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2027, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
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
If DTE Energy's goodwill becomes impaired, it may be required to record a charge to earnings. DTE Energy annually reviews the carrying value of goodwill associated with acquisitions it has made for impairment. Goodwill is also reviewed on a quarterly basis whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors that may be considered for purposes of this analysis include a decline in stock price and market capitalization, slower industry growth rates, or material changes with customers or contracts that could negatively impact future cash flows. DTE Energy cannot predict the timing, strength, or duration of such changes or any subsequent recovery. If the carrying value of any goodwill is determined to be not recoverable, DTE Energy may take a non-cash impairment charge, which could materially impact DTE Energy's results of operations and financial position.
The Registrants may not be fully covered by insurance. The Registrants have a comprehensive insurance program in place to provide coverage for various types of risks, including catastrophic damage as a result of severe weather or other natural disasters, war, terrorism, cyber incidents, liability claims against the Registrants, or a combination of other significant unforeseen events that could impact the Registrants' operations. Economic losses might not be covered in full by insurance, or the Registrants' insurers may be unable to meet contractual obligations.

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
At December 31, 2022, there were 205,632,393 shares of DTE Energy common stock outstanding. These shares were held by a total of 43,603 shareholders of record.
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
See the following table for information as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	—	$—	3,496,126
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2022:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2022 — 10/31/2022	8,604	$107.81	—	—	—
11/01/2022 — 11/30/2022	2,776	$115.16	—	—	—
12/01/2022 — 12/31/2022	4,371	$116.43	—	—	—
Total	15,751		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2018	2019	2020	2021	2022
DTE Energy Company	4.19	21.36	(2.90)	19.42	1.27
S&P 500 Index	(4.39)	31.48	18.39	28.68	(18.13)
S&P 500 Multi-Utilities Index	1.77	24.36	(5.87)	14.17	0.62

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2017	2018	2019	2020	2021	2022
DTE Energy Company	100.00	104.19	126.45	122.78	146.62	148.48
S&P 500 Index	100.00	95.61	125.70	148.81	191.49	156.78
S&P 500 Multi-Utilities Index	100.00	101.77	126.56	119.13	136.00	136.84

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
DTE Energy Company
S&P 500 Index
S&P 500 Multi-Utilities Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2022 Operating Revenues of approximately $19.2 billion and Total Assets of approximately $42.7 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates two energy-related non-utility segments with operations throughout the United States.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company — Continuing operations	$1,083	$796	$1,054
Diluted Earnings per Common Share — Continuing operations	$5.52	$4.10	$5.45
The increase in 2022 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric, Gas, and Corporate and Other segments, partially offset by lower earnings in the DTE Vantage and Energy Trading segments. The decrease in 2021 Net Income Attributable to DTE Energy Company was primarily due to lower earnings in the Corporate and Other segment, driven primarily by losses on the extinguishment of debt incurred in 2021. The decrease was also due to lower earnings in the Energy Trading segment, partially offset by higher earnings in the Electric, Gas, and DTE Vantage segments.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings per share growth with a strong balance sheet and attractive dividend.
DTE Energy's utilities are investing capital to support a modern, reliable grid and cleaner, affordable energy through investments in base infrastructure and new generation. Increasing intensity of wind storms and other weather events, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term.
DTE Energy plans to reduce the carbon emissions of its electric utility operations by 32% by 2023, 65% in 2028, 85% in 2035, and 90% by 2040 from 2005 carbon emissions levels. These represent accelerated goals compared to the electric utility's prior targets to reduce carbon emissions by 50% by 2028 and 80% by 2040. DTE Energy plans to end its use of coal-fired power plants in 2035 and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
To achieve the targeted carbon reduction goals at the electric utility, DTE Energy will continue its transition away from coal-powered energy sources and is replacing or offsetting the generation from these facilities with renewable energy, natural gas, battery storage, and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is also monitoring the advancement of emerging technologies such as long-duration storage, modular nuclear reactors, hydrogen, and carbon capture and sequestration, and how these technologies may support clean, reliable generation and customer affordability.

For the gas utility, DTE Energy aims to cut carbon emissions across the entire value chain. DTE Energy plans to reduce the carbon emissions from its gas utility operations by 65% by 2030 and 80% by 2040, and is committed to a goal of net zero emissions by 2050 from internal gas operations and gas suppliers. To achieve net zero, DTE Energy is working to source gas with lower methane intensity, reduce emissions through its gas main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy also aims to help DTE Gas customers reduce their emissions by 35% by 2040 by increasing energy efficiency, pursuing advanced technologies such as hydrogen and carbon capture and sequestration, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.
DTE Energy expects that these initiatives at the electric and gas utilities will continue to provide significant opportunities for capital investments and result in earnings growth. DTE Energy is focused on executing its plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. DTE Energy expects its goals for customer affordability to be aided by operational efficiencies and new opportunities resulting from the Inflation Reduction Act enacted in August 2022. Such opportunities include tax credits for renewable energy, nuclear generation, energy storage, and carbon capture and sequestration, which are expected to reduce the cost of owning related assets and reduce customer rate impacts from any future cost recoveries. DTE Energy's utilities operate in a constructive regulatory environment and have solid relationships with their regulators.
DTE Energy also has significant investments in non-utility businesses and expects growth opportunities in its DTE Vantage segment. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides attractive returns and diversity in earnings and geography. Specifically, DTE Energy invests in targeted markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile.
A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced financing. Growth will be funded through internally generated cash flows and the issuance of debt and equity. DTE Energy has an enterprise risk management program that, among other things, is designed to monitor and manage exposure to earnings and cash flow volatility related to commodity price changes, interest rates, and counterparty credit risk.
CAPITAL INVESTMENTS
DTE Energy's utility businesses will require significant capital investments to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and achieve goals for carbon emission reductions. Capital plans may be regularly updated as these requirements and goals evolve and may be subject to regulatory approval.
DTE Electric's capital investments over the 2023-2027 period are estimated at $18 billion, comprised of $9 billion for distribution infrastructure, $4 billion for base infrastructure, and $5 billion for cleaner generation including renewables. DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities, including five units that were retired in the third quarter 2022, and has announced plans to retire its remaining six coal-fired generating units. DTE Electric plans to convert the two units at the Belle River facility from a base load coal plant to a natural gas peaking resource in 2025-2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2035. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation, including the Blue Water Energy Center which commenced operations in June 2022.
DTE Gas' capital investments over the 2023-2027 period are estimated at $3.6 billion, comprised of $2 billion for base infrastructure and $1.6 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1 billion to $1.5 billion from 2023-2027 for renewable energy and custom energy solutions, while expanding into carbon capture and sequestration.

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
Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives could also increase the economic viability of energy produced from renewable, natural gas fueled generation, and/or nuclear sources, energy waste reduction initiatives, and the potential development of market-based trading of carbon instruments.
Refer to the "Environmental Matters" section within Items 1. and 2. Business and Properties and Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of Environmental Matters.
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
•new electric generation and storage;
•gas distribution system renewal;
•reducing carbon emissions at the electric and gas utilities;
•rate competitiveness and affordability;
•regulatory stability and investment recovery for the electric and gas utilities;
•strategic investments in growth projects at DTE Vantage;
•employee engagement, health, safety and wellbeing, and diversity, equity, and inclusion;
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
The Non-utility Margin relates to the DTE Vantage and Energy Trading segments. For the DTE Vantage segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of renewable natural gas and related credits, metallurgical coke and related by-products, petroleum coke, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the prior periods, Operating revenues also include sales of refined coal to third parties and the affiliated Electric utility. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.
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

	2022	2021	2020
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$956	$864	$777
Gas	272	214	186
DTE Vantage	92	168	134
Energy Trading	(92)	(83)	36
Corporate and Other	(145)	(367)	(79)
Income From Continuing Operations	1,083	796	1,054
Discontinued Operations	—	111	314
Net Income Attributable to DTE Energy Company	$1,083	$907	$1,368

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I(2)(a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	2022	2021	2020
	(In millions)
Operating Revenues — Utility operations	$6,397	$5,809	$5,506
Fuel and purchased power — utility	1,978	1,531	1,386
Utility Margin	4,419	4,278	4,120
Operating Revenues — Non-utility operations	15	12	14
Operation and maintenance	1,564	1,556	1,489
Depreciation and amortization	1,218	1,122	1,057
Taxes other than income	339	321	297
Asset (gains) losses and impairments, net	8	1	41
Operating Income	1,305	1,290	1,250
Other (Income) and Deductions	324	322	365
Income Tax Expense	25	104	108
Net Income Attributable to DTE Energy Company	$956	$864	$777
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
Utility Margin increased $141 million in 2022 and $158 million in 2021. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2022	2021
	(In millions)
Voluntary refunds(a)	$90	$(60)
Regulatory mechanism — RPS	36	57
COVID-19 voluntary refund amortization	30	—
Regulatory mechanism — EWR	29	61
Regulatory mechanism — DTE Securitization	29	—
Implementation of new rates	3	71
Weather	(10)	14
Regulatory mechanism — TRM	(20)	6
Base sales / rate mix	(68)	13
Other	22	(4)
Increase in Utility Margin	$141	$158
______________________________
(a)Variances reflect the $90 million voluntary refund recognized in 2021 for the incremental tree trim surge and the $30 million COVID-19 voluntary refund recognized in 2020. Refer to Note 9 to the Consolidated Financial Statements, "Regulatory Matters," for additional information regarding these refunds and the related regulatory liabilities.

	2022	2021	2020
	(In thousands of MWh)
DTE Electric Sales
Residential	15,844	16,386	16,315
Commercial	16,296	16,393	15,648
Industrial	8,548	8,487	8,446
Other	210	216	220
	40,898	41,482	40,629
Interconnection sales(a)	6,615	4,263	1,808
Total DTE Electric Sales	47,513	45,745	42,437

DTE Electric Deliveries
Retail and wholesale	40,898	41,482	40,629
Electric retail access, including self-generators(b)	4,486	4,357	3,746
Total DTE Electric Sales and Deliveries	45,384	45,839	44,375
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric sales and deliveries decreased in 2022, primarily due to a decrease in residential sales as customers resumed more pre-pandemic activities and worked less from their homes. The increase in 2021 was primarily due to commercial customers which were impacted more significantly in 2020 by the COVID-19 pandemic and temporary shut-downs of certain commercial operations.
Operating Revenues — Non-utility operations increased $3 million in 2022 and decreased $2 million in 2021. The increase in 2022 was primarily due to higher sales volumes and prices at DTE Sustainable Generation. The decrease in 2021 was primarily due to lower sales volumes at DTE Sustainable Generation.
Operation and maintenance expense increased $8 million in 2022 and $67 million in 2021. The increase in 2022 was primarily due to higher EWR expense of $29 million and higher distribution operations expense of $7 million, partially offset by lower benefits and other compensation expense of $17 million and lower legal and environmental expense of $12 million.
The increase in 2021 was primarily due to higher EWR expense of $45 million, higher distribution operations expense of $42 million (primarily due to higher storm costs), higher corporate support costs of $21 million, higher legal and environmental expense of $15 million, and higher benefits and other compensation expense of $13 million. These increases were partially offset by lower COVID-19 related expenses of $43 million, lower uncollectible expense of $26 million, and lower plant generation expense of $4 million.
Depreciation and amortization expense increased $96 million in 2022 and $65 million in 2021. In 2022, the increase was primarily due to a $101 million increase from a higher depreciable base, partially offset by a decrease of $9 million associated with the TRM. In 2021, the increase was primarily due to a $64 million increase resulting from a higher depreciable base.
Taxes other than income increased $18 million in 2022 and $24 million in 2021. In 2022, the increase was primarily due to higher property taxes of $16 million as a result of a higher tax base. In 2021, the increase was primarily due to higher property taxes of $22 million as a result of an increase in tax base and a favorable property tax settlement in 2020.
Asset (gains) losses and impairments, net increased $7 million in 2022 and decreased $40 million in 2021. The increase in 2022 was primarily due to previously recorded capital expenditures of $8 million that were disallowed in the November 18, 2022 rate order from the MPSC. The decrease in 2021 was primarily due to a $41 million write-off of capital expenditures related to incentive compensation in 2020.
Other (Income) and Deductions increased $2 million in 2022 and decreased $43 million in 2021. The increase in 2022 was primarily due to a change in rabbi trust and other investment earnings (net loss of $10 million in 2022 compared to a net gain of $9 million in 2021) and higher net interest of $27 million, partially offset by lower non-operating retirement benefits expense of $37 million and a $4 million decrease in non-operational costs that ceased with the retirement of a power plant. The decrease in 2021 was primarily due to lower contributions to the DTE Energy Foundation and other not-for-profit organizations of $28 million, a change in rabbi trust investment earnings (net gain of $7 million in 2021 compared to a net loss of $3 million in 2020), and lower non-operating retirement benefits expense of $4 million.

Income Tax Expense decreased $79 million in 2022 and $4 million in 2021. The decreases in both periods were primarily due to higher amortization of the TCJA regulatory liability and higher production tax credits, partially offset by higher earnings.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. DTE Electric will maintain a strong focus on customers by increasing reliability and satisfaction while keeping customer rate increases affordable. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, uncertainty of legislative or regulatory actions regarding climate change, and effects of energy waste reduction programs.
DTE Electric filed a rate case with the MPSC on February 10, 2023 requesting an increase in base rates of $622 million based on a projected twelve-month period ending November 30, 2024, and in increase in return on equity from 9.9% to 10.25%. The requested increase in base rates is primarily due to increased investments in plant involving generation and the electric distribution system, as well as related increases to depreciation and property tax expenses. These investments will support DTE Energy's goals to reduce carbon emissions and improve power reliability. The requested increase in base rates is also due to a projected sales decline from the level included in current rates and inflationary impacts on operating and interest costs. A final MPSC order in this case is expected in December 2023.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	2022	2021	2020
	(In millions)
Operating Revenues — Utility operations	$1,924	$1,553	$1,414
Cost of gas — utility	632	422	356
Utility Margin	1,292	1,131	1,058
Operation and maintenance	552	521	496
Depreciation and amortization	192	177	157
Taxes other than income	101	93	84
Asset (gains) losses and impairments, net	—	4	14
Operating Income	447	336	307
Other (Income) and Deductions	87	84	73
Income Tax Expense	88	38	48
Net Income Attributable to DTE Energy Company	$272	$214	$186
Utility Margin increased $161 million in 2022 and $73 million in 2021. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2022	2021
	(In millions)
Implementation of new rates	$80	$75
Weather	47	(7)
Base sales	20	7
Regulatory mechanism — EWR	8	3
Home protection program	6	6
Infrastructure recovery mechanism	1	(15)
Voluntary refund(a)	(5)	—
Other	4	4
Increase in Utility Margin	$161	$73
______________________________
(a)Refer to Note 9 to the Consolidated Financial Statements, "Regulatory Matters," for additional information regarding the voluntary refund.

	2022	2021	2020
	(In Bcf)
Gas Markets
Gas sales	145	128	126
End-user transportation	168	165	180
	313	293	306
Intermediate transportation	527	488	477
Total Gas sales	840	781	783
The change in sales in 2022 was primarily due to favorable weather. The change in sales in 2021 was primarily due to a decrease in End-user transportation volumes, including lower generation needs at certain industrial customers. Intermediate transportation volumes fluctuate period to period based on available market opportunities.
Operation and maintenance expense increased $31 million in 2022 and $25 million in 2021. The increase in 2022 was primarily due to higher gas operations expense of $17 million, higher corporate support costs of $10 million, and higher EWR expense of $7 million, partially offset by lower benefits and other compensation expense of $4 million. The increase in 2021 was primarily due to higher gas operations expense of $41 million, partially offset by lower uncollectible expense of $15 million.
Depreciation and amortization expense increased $15 million in 2022 and $20 million in 2021. The increase in 2022 was primarily due to a higher depreciable base. The increase in 2021 was primarily due to a higher depreciable base and change in depreciation rates effective October 2020.
Taxes other than income increased $8 million in 2022 and $9 million in 2021. The 2022 increase was primarily due to higher property taxes of $7 million. The 2021 increase was primarily due to higher property taxes of $6 million and employee retention credits of $3 million recognized in 2020 pursuant to the CARES Act.
Asset (gains) losses and impairments, net decreased $4 million in 2022 and $10 million in 2021. The decrease in 2022 was primarily due to capital write-offs of $4 million in 2021. The decrease in 2021 was primarily due to the $4 million of capital write-offs compared to $14 million of capital write-offs in 2020 related to incentive compensation.
Other (Income) and Deductions increased $3 million in 2022 and $11 million in 2021. The increase in 2022 was primarily due to a change in investment earnings (loss of $6 million in 2022 compared to a gain of $3 million in 2021) and higher net interest expense of $7 million, partially offset by 2021 contributions to the DTE Energy Foundation and other not-for-profit organizations of $12 million. The increase in 2021 was primarily due to contributions to the DTE Energy Foundation and other not-for-profit organizations.
Income Tax Expense increased $50 million in 2022 and decreased $10 million in 2021. The increase in 2022 was primarily due to higher earnings and lower amortization of the TCJA regulatory liability. The decrease in 2021 was primarily due to higher amortization of the TCJA regulatory liability, partially offset by higher earnings.
Outlook — DTE Gas will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Gas expects that planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, and benefit plan design changes. DTE Gas expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage formerly included projects that produced reduced emissions fuel; however, these projects were closed as planned in 2022 upon REF facilities exhausting their eligibility for generating production tax credits. DTE Vantage results and outlook are discussed below:

	2022	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$848	$1,482	$1,224
Fuel, purchased power, and gas — non-utility	431	1,086	901
Non-utility Margin	417	396	323
Operation and maintenance	267	301	294
Depreciation and amortization	52	71	72
Taxes other than income	10	11	10
Asset (gains) losses and impairments, net	(7)	28	(18)
Operating Income (Loss)	95	(15)	(35)
Other (Income) and Deductions	(15)	(142)	(120)
Income Taxes
Expense	27	37	26
Production Tax Credits	(9)	(68)	(66)
	18	(31)	(40)
Net Income	92	158	125
Less: Net Loss Attributable to Noncontrolling Interests	—	(10)	(9)
Net Income Attributable to DTE Energy Company	$92	$168	$134
Operating Revenues — Non-utility operations decreased $634 million in 2022 and increased $258 million in 2021. The changes were due to the following:

2022
(In millions)
Closure of the REF business	$(766)
Termination of a contract in the Steel business in 2021	(39)
Higher sales in the Renewables business	9
New contract in the Renewables business	18
Higher prices partially offset by a terminated contract in the On-site business	27
Higher demand and prices in the Steel business	117
$(634)

2021
(In millions)
Higher production partially offset by the sale of membership interests in the REF business	$175
Higher demand partially offset by lower prices in the Steel business	104
New projects in the Renewables business	42
Recognition of revenues from termination of a contract in the Steel business	17
Higher volumes partially offset by a terminated contract in the On-site business	15
Closed projects in the Renewables business	(7)
Site closures in the REF business	(88)
$258

Non-utility Margin increased $21 million in 2022 and $73 million in 2021. The changes were due to the following:

2022
(In millions)
Higher demand and prices in the Steel business	$16
New contract in the Renewables business	14
Higher sales in the Renewables business	7
Closure of the REF business	7
Termination of a contract in the Steel business in 2021	(23)
$21

2021
(In millions)
New projects in the Renewables business	$42
Higher demand partially offset by lower prices in the Steel business	18
Recognition of revenues from termination of a contract in the Steel business	17
Closed projects in the Renewables business	(6)
Other	2
$73
Operation and maintenance expense decreased $34 million in 2022 and increased $7 million in 2021. The 2022 decrease was primarily due to $37 million associated with the closure of the REF business and $6 million of lower corporate overhead costs, partially offset by an $8 million increase due to a new contract in the Renewables business. The 2021 increase was primarily due to higher production and new projects, partially offset by closed projects.
Depreciation and amortization decreased $19 million in 2022 and $1 million in 2021. The decrease in 2022 was primarily due to the closure of the REF business.
Asset (gains) losses and impairments, net changed by $35 million in 2022 from the net loss of $28 million in 2021, and changed by $46 million in 2021 from the net gain of $18 million in 2020. The change in 2022 was primarily due to an asset impairment of $27 million recorded in the Steel business in 2021 for the anticipated closure of a pulverized coal facility, as well as a $5 million gain recorded in the Renewables business in 2022 related to lower future contingent obligations.
The change in 2021 was primarily due to the asset impairment of $27 million recorded in the Steel business compared to $18 million of gain activity in 2020, which included $11 million in the Steel business for an asset sale and write-off of environmental liabilities, $4 million for the sale of assets in the On-site business, and $2 million for the divestiture of a project in the Renewables business.
Other (Income) and Deductions decreased $127 million in 2022 and increased $22 million in 2021. The 2022 decrease was primarily due to $143 million lower income associated with the closure of the REF business, partially offset by $14 million lower interest expense. The 2021 increase was primarily due to a $22 million settlement charge associated with a qualified pension plan in the Steel business recorded in 2020. The 2021 increase also included higher production in the REF business, offset by profit recognized from the sale of membership interests recorded in 2020.
Income Taxes — Expense decreased $10 million in 2022 and increased $11 million in 2021. The change in both periods was primarily due to changes in pre-tax income, inclusive of pre-tax income (loss) at non-controlling interests.
Income Taxes — Production Tax Credits decreased by $59 million in 2022 and increased by $2 million in 2021. The decrease in 2022 was primarily due to the closure of the REF business. The increase in 2021 was primarily due to higher production, partially offset by the sale of membership interests in the REF business.
Net Loss Attributable to Noncontrolling Interests decreased by $10 million in 2022 and increased by $1 million in 2021. The decrease in 2022 was primarily due to the closure of the REF business.

Outlook — In December 2022, DTE Vantage entered into a series of agreements with a large industrial customer to design, construct, own, and operate certain energy infrastructure assets at the customer's planned electric vehicle and battery manufacturing plant in Tennessee. The project is expected to begin construction in early 2023 and achieve commercial operations in late 2024 for a term of 20 years.
DTE Vantage will continue to leverage its extensive energy-related operating experience and project management capability to develop additional renewable natural gas projects and other projects that provide customer specific energy solutions. DTE Vantage is also developing decarbonization opportunities relating to carbon capture and sequestration projects.

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

	2022	2021	2020
	(In millions)
Operating Revenues — Non-utility operations	$10,308	$6,831	$3,863
Purchased power and gas — non-utility	10,331	6,825	3,725
Non-utility Margin	(23)	6	138
Operation and maintenance	64	81	77
Depreciation and amortization	5	6	5
Taxes other than income	7	5	4
Asset (gains) losses and impairments, net	2	—	—
Operating Income (Loss)	(101)	(86)	52
Other (Income) and Deductions	22	24	4
Income Tax Expense (Benefit)	(31)	(27)	12
Net Income (Loss) Attributable to DTE Energy Company	$(92)	$(83)	$36
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility increased in both periods primarily due to significantly higher gas prices in the gas structured and gas transportation strategies.
Non-utility Margin decreased by $29 million in 2022 and $132 million in 2021. The following tables detail changes in Non-Utility margin relative to the comparable prior periods:

2022
(In millions)
Unrealized Margins(a)
Favorable results, primarily in power trading, gas full requirements, and gas trading strategies	$46
Unfavorable results, primarily in gas structured and power full requirements strategies(b)	(88)
(42)
Realized Margins(a)
Favorable results, primarily in gas transportation, gas full requirements, and environmental trading strategies(c)	92
Unfavorable results, primarily in power full requirements and gas trading strategies	(79)
13
Decrease in Non-utility Margin	$(29)
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
(b)Amount includes $35 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.
(c)Amount includes $71 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

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
Operation and maintenance expense decreased $17 million in 2022 and increased $4 million in 2021. The decrease in 2022 and increase in 2021 were primarily due to lower and higher compensation costs, respectively.
Other (Income) and Deductions decreased $2 million in 2022 and increased $20 million in 2021. The decrease in 2022 was primarily due to $10 million of lower contributions to not-for-profit organizations, partially offset by higher net interest expense of $7 million. The increase in 2021 was primarily due to contributions to the DTE Energy Foundation and other not-for-profit organizations.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The 2022 net loss of $145 million represents a decrease of $222 million from the 2021 net loss of $367 million. This decrease was primarily due to one-time items following the separation of DT Midstream in 2021, including a $294 million earnings impact from losses on debt extinguishment, partially offset by a reduction to Income Tax Expense of $85 million for the remeasurement of state deferred taxes. The remaining decrease of $13 million in 2022 was primarily due to lower state income taxes, lower valuation allowances, and a gain on sale of assets, partially offset by equity investment losses and one-time benefits expenses.

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

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2023 will be approximately $3.2 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures, and expenditures for non-utility businesses of approximately $4.2 billion in 2023. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows.

	2022	2021	2020
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$35	$516	$93
Net cash from operating activities	1,977	3,067	3,697
Net cash used for investing activities	(3,431)	(3,863)	(4,070)
Net cash from financing activities	1,462	315	796
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	8	(481)	423
Cash, Cash Equivalents, and Restricted Cash at End of Period	$43	$35	$516
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased $1.1 billion in 2022. The reduction was primarily due to lower cash from working capital items. The reduction was also partially due to changes in Net income, which decreased year-over-year if adjusted for the Loss on extinguishment of debt in 2021, primarily driven by the separation of DT Midstream in July 2021 and the closure of the REF business at DTE Vantage in 2022.
Net cash from operations decreased $630 million in 2021. The reduction was primarily due to a decrease in Deferred income taxes, working capital items, and Net Income, adjusted for the Loss on extinguishment of debt. The decrease was partially offset by an increase in Depreciation and amortization.
The change in working capital items in 2022 was primarily due to a decrease in cash related to Regulatory assets and liabilities, Accounts receivable, net, and Accounts payable, partially offset by increases related to Prepaid postretirement benefit costs, Accrued pension liability, and Other current and noncurrent assets and liabilities. The change in working capital items in 2021 was primarily due to a decrease related to Accrued pension liability, Accounts receivable, net, Inventories, Accrued postretirement liability, and Other current and noncurrent assets and liabilities, partially offset by an increase related to Regulatory assets and liabilities, Accounts payable, and Derivative assets and liabilities.

Changes in working capital during 2022 were significantly impacted by higher prices for natural gas and electricity, including Accounts receivable at the utilities, Accounts payable in the Electric and Energy Trading segments, and Regulatory assets attributed to the PSCR mechanism at DTE Electric. Refer to "Quantitative and Qualitative Disclosures About Market Risk" within Item 7A of this Report for additional information regarding DTE Energy's management of commodity price and other market risks.
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
Net cash used for investing activities decreased $432 million in 2022 due primarily to decreases in utility plant and equipment expenditures and non-utility plant and equipment expenditures.
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
Net cash from financing activities increased $1.1 billion in 2022. The increase was primarily due to the Issuance of common stock in 2022, decreases in Redemption of long-term debt and Prepayment costs for extinguishment of long-term debt, and lower Dividends on common stock. The increase was partially offset by decreases in Issuance of long-term debt, net of issuance costs and Short-term borrowings, net. The lower amount of long-term debt activity was primarily due to $3.1 billion of new issuances and $2.6 billion of redemptions in 2021 related to the separation of DT Midstream.
Net cash used for financing activities decreased $481 million in 2021. The decrease was primarily due to an increase in Redemption of long-term debt, Prepayment costs for redemption of long-term debt, Repurchase of common stock, and Dividends paid on common stock, partially offset by increases in the Issuance of long-term debt, net of issuance costs and Short-term borrowings, net, as well as the Acquisition related deferred payment made in 2020.

Outlook
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. DTE Energy expects long-term growth in sales related to vehicle electrification, but no significant impacts in the near-term. Non-utility growth is expected from additional investments in the DTE Vantage segment, primarily related to renewable energy and custom energy solutions, while expanding into carbon capture and sequestration. DTE Vantage expects enhanced growth opportunities in decarbonization as a result of the Inflation Reduction Act enacted in August 2022, including tax credits for renewable natural gas and carbon capture projects.
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
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue up to $100 million of equity in 2023. If issued, DTE Energy anticipates these discretionary equity issuances would be made through contributions to the dividend reinvestment plan and/or employee benefit plans.
Over the long-term, DTE Energy does not have any equity commitments and will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring the impact of rising interest rates on the cost of borrowing.
Uses of Cash
DTE Energy has $1.1 billion in long-term debt, including finance leases, maturing in the next twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
DTE Energy has paid quarterly cash dividends for more than 100 consecutive years and expects to continue paying regular cash dividends in the future, including approximately $0.8 billion in 2023. Any payment of future dividends is subject to approval by the Board of Directors and may depend on DTE Energy's future earnings, capital requirements, and financial condition. Over the long-term, DTE Energy expects continued dividend growth and is targeting a payout ratio consistent with pure-play utility companies. Dividends are subject to certain restrictions as discussed in Note 16 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings." However, these restrictions are not expected to impact DTE Energy's planned dividend payments.
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $571 million.
For cash obligations related to leases and future purchase commitments, refer to Note 17 and Note 18 to the Consolidated Financial Statements, "Leases." and "Commitments and Contingencies," respectively. Purchase commitments include capital expenditures that are contractually obligated. Also refer to the "Capital Investments" section above for additional information on DTE Energy's capital strategy and estimated spend over the next five years.

Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
9	Regulatory Matters
10	Income Taxes
13	Financial and Other Derivative Instruments
14	Long-Term Debt
16	Short-Term Credit Arrangements and Borrowings
18	Commitments and Contingencies
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation
Liquidity
DTE Energy has approximately $2.1 billion of available liquidity at December 31, 2022, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements and term loans.
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
As part of the normal course of business, DTE Electric, DTE Gas, and various non-utility subsidiaries of DTE Energy routinely enter into physical or financially settled contracts for the purchase and sale of electricity, natural gas, coal, capacity, storage, and other energy-related products and services. Certain of these contracts contain provisions which allow the counterparties to request that DTE Energy posts cash or letters of credit in the event that the senior unsecured debt rating of DTE Energy is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions and could be substantial. Also, upon a downgrade below investment grade, DTE Energy, DTE Electric, and DTE Gas could have restricted access to the commercial paper market, and if DTE Energy is downgraded below investment grade, the non-utility businesses could be required to restrict operations due to a lack of available liquidity. A downgrade below investment grade could potentially increase the borrowing costs of DTE Energy, DTE Electric, and DTE Gas and their subsidiaries and may limit access to the capital markets. The impact of a downgrade will not affect DTE Energy, DTE Electric, and DTE Gas' ability to comply with existing debt covenants. While DTE Energy, DTE Electric, and DTE Gas currently do not anticipate such a downgrade, they cannot predict the outcome of current or future credit rating agency reviews.

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2022 and 2021. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
DTE Energy performed its annual impairment test as of October 1, 2022 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed.
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2022 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Valuation Methodology(b)(c)
	(In millions)
Electric	$1,208	38%	7.6%	DCF and market multiples analysis
Gas	743	29%	7.7%	DCF and market multiples analysis
DTE Vantage	25	75%	9.2%	DCF and market multiples analysis
Energy Trading	17	94%	10.7%	DCF
	$1,993
______________________________________
(a)Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.
(b)Discounted cash flows (DCF) incorporated 2023-2027 projected cash flows plus a calculated terminal value. For each of the reporting units, DTE Energy capitalized the terminal year cash flows at the weighted average cost of capital (WACC) less an assumed long-term growth rate of 2.5%. Management applied equal weighting to the DCF and market multiples analysis, where applicable, to determine the fair value of the respective reporting units.
(c)Due to lack of market comparable information for the Energy Trading reporting unit, DTE Energy did not perform a market multiples analysis.
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

DTE Energy had pension costs of $123 million in 2022, $139 million in 2021, and $148 million in 2020. Other postretirement benefit credits were $66 million in 2022, $59 million in 2021, and $49 million in 2020. Pension costs and other postretirement benefit credits for 2022 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 6.80% for the pension plans and 6.40% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2023 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 30% in equity markets, 48% in fixed income markets, including long duration bonds, and 22% invested in other assets. DTE Energy's 2023 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 10% in equity markets, 61% in fixed income markets - including long duration bonds, and 29% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is increasing its long-term rate of return assumption for the pension plans to 7.60% and increasing the other postretirement plans to 7.20% for 2023. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2023 given their respective asset allocations and DTE Energy's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Unfavorable asset performance in 2022 resulted in unrecognized net losses. As of December 31, 2022, DTE Energy had $895 million of cumulative losses related to investment performance in prior years that were not yet recognized in the calculation of the MRV of pension assets. For other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of plan assets; therefore, all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 5.19% for both the pension and other postretirement plans at December 31, 2022 compared to 2.91% for both the pension and other postretirement plans at December 31, 2021.
DTE Energy periodically changes its mortality assumptions to reflect any updated projection scales published by the Society of Actuaries. The mortality assumptions used at December 31, 2022 are the PRI-2012 mortality table projected to 2018 using Scale MP-2019, and projected forward from 2018 using Scale MP-2021 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates a total pension credit of approximately $70 million for 2023, compared to the total pension cost of $123 million in 2022. The expected change is primarily related to one-time settlement charges in 2022 that are not expected to occur in 2023, along with a higher discount rate and higher expected rate of return on plan assets. The 2023 other postretirement benefit credit is estimated at approximately $40 million compared to $66 million in 2022. The expected decrease in the credit is primarily due to recognition of asset returns that were less than expected, partially offset by a higher discount rate and higher expected rate of return on plan assets.
The health care trend rates for DTE Energy assume 6.75% for pre-65 participants and 7.25% for post-65 participants for 2023, trending down to 4.50% for both pre-65 and post-65 participants in 2035.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.

Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2022 pension costs by approximately $51 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2022 pension costs by approximately $21 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2022 other postretirement credit by approximately $20 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2022 other postretirement credit by approximately $13 million.
The value of the qualified pension and other postretirement benefit plan assets was $5.5 billion at December 31, 2022 and $7.5 billion at December 31, 2021. At December 31, 2022, DTE Energy's qualified pension plans were underfunded by $282 million and its other postretirement benefit plans were over-funded by $284 million. In 2022, the funded status of the pension plans and other postretirement benefit plans remained relatively stable, as significant losses in plan assets were largely offset by increases in discount rates.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. Any required pension funding will be made by contributing amounts consistent with the provisions of the Pension Protection Act of 2006. DTE Energy did not make contributions to its qualified pension plans in 2022 or 2021, and does not anticipate making any such contributions in 2023. DTE Gas transferred $50 million of qualified pension plan funds to DTE Electric in 2022 in exchange for cash consideration, and anticipates transferring up to $50 million again in 2023. DTE Energy does not expect a material amount of contributions to its qualified pension plans over the next five years. DTE Energy did not make other postretirement benefit plan contributions in 2022 or 2021 and does not anticipate making any contributions to the other postretirement plans in 2023 or over the next five years. All planned contributions will be at the discretion of management and subject to any changes in financial market conditions.
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2022 and 2021 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2021	$(159)
Reclassified to realized upon settlement	(48)
Changes in fair value recorded to income	(106)
Amounts recorded to unrealized income	(154)
Changes in fair value recorded in Regulatory liabilities	21
Amounts recorded in other comprehensive income, pretax	3
Change in collateral	65
MTM at December 31, 2022	$(224)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2026 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2023	2024	2025	2026 and Beyond	Total Fair Value
	(In millions)
Level 1	$78	$37	$12	$2	$129
Level 2	5	(58)	(17)	(29)	(99)
Level 3	(101)	(68)	(39)	(69)	(277)
MTM before collateral adjustments	$(18)	$(89)	$(44)	$(96)	(247)
Collateral adjustments					23
MTM at December 31, 2022					$(224)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
The Electric and Gas businesses have commodity price risk, primarily related to the purchases of coal, natural gas, uranium, and electricity. However, the Registrants do not bear significant exposure to earnings risk, as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. Earnings may be indirectly impacted if PSCR or GCR charges increase such that it impacts the collectability of receivables and increases uncollectible expense. Refer to the Allowance for Doubtful Accounts section below for additional information.
Changes in the price of natural gas can also impact the valuation of lost and unaccounted for gas, storage sales, and transportation services revenue at the Gas segment. The Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Registrants are exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
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
Credit Risk
Allowance for Doubtful Accounts
The Registrants regularly review contingent matters, existing and future economic conditions, customer trends and other factors relating to customers and their contracts and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss. The Registrants manage this risk by working at the state and federal levels to promote funding programs for low-income customers, providing energy assistance programs and support, and promoting timely customer payments through adherence to MPSC billing practice rules relating to payment arrangements, energy disconnects, and restores.
Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.

The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2022:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$525	$—	$525
BBB+ and BBB	397	(87)	310
BBB-	92	—	92
Total Investment Grade	1,014	(87)	927
Non-investment grade(b)	39	(6)	33
Internally Rated — investment grade(c)	749	(5)	744
Internally Rated — non-investment grade(d)	35	—	35
Total	$1,837	$(98)	$1,739
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of December 31, 2022, DTE Energy had floating rate debt of $2.0 billion and a floating rate debt-to-total debt ratio of 10.4%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2022 and 2021 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2022	2021	2022	2021	Change in the Fair Value of
	(In millions)
Gas contracts	$16	$33	$(16)	$(33)	Commodity contracts
Power contracts	$4	$9	$(4)	$(10)	Commodity contracts
Environmental contracts	$(5)	$(8)	$5	$8	Commodity contracts
Oil contracts	$2	$—	$(2)	$—	Commodity contracts
Interest rate risk — DTE Energy	$(650)	$(662)	$699	$687	Long-term debt
Interest rate risk — DTE Electric	$(419)	$(329)	$458	$348	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2022, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DTE Energy's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $4,542 million of regulatory assets and $2,707 million of regulatory liabilities as of December 31, 2022. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
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
February 23, 2023
We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$8,243	$7,288	$6,845
Non-utility operations	10,985	7,676	4,578
	19,228	14,964	11,423
Operating Expenses
Fuel, purchased power, and gas — utility	2,505	1,904	1,719
Fuel, purchased power, gas, and other — non-utility	10,655	7,304	4,120
Operation and maintenance	2,400	2,420	2,305
Depreciation and amortization	1,468	1,377	1,292
Taxes other than income	457	431	395
Asset (gains) losses and impairments, net	(5)	33	37
	17,480	13,469	9,868
Operating Income	1,748	1,495	1,555

Other (Income) and Deductions
Interest expense	675	630	601
Interest income	(46)	(22)	(29)
Non-operating retirement benefits, net	(1)	17	50
Loss on extinguishment of debt	—	393	6
Other income	(58)	(254)	(259)
Other expenses	66	75	104
	636	839	473
Income Before Income Taxes	1,112	656	1,082

Income Tax Expense (Benefit) (Note 10)	29	(130)	37

Net Income from Continuing Operations	1,083	786	1,045
Net Income from Discontinued Operations, Net of Taxes (Note 4)	—	117	326
Net Income	1,083	903	1,371

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	—	(10)	(9)
Discontinued operations	—	6	12
Net Income Attributable to DTE Energy Company	$1,083	$907	$1,368

Basic Earnings per Common Share
Continuing operations	$5.53	$4.11	$5.46
Discontinued operations	—	0.57	1.63
Total	$5.53	$4.68	$7.09

Diluted Earnings per Common Share
Continuing operations	$5.52	$4.10	$5.45
Discontinued operations	—	0.57	1.63
Total	$5.52	$4.67	$7.08

Weighted Average Common Shares Outstanding
Basic	195	193	193
Diluted	196	194	193
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net Income	$1,083	$903	$1,371

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $12, $4, and $3, respectively	43	8	8
Net unrealized gains on derivatives, net of taxes of $3, $2, and $1, respectively	7	7	2
Foreign currency translation	—	—	1
Other comprehensive income	50	15	11

Comprehensive income	1,133	918	1,382
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(4)	3
Comprehensive Income Attributable to DTE Energy Company	$1,133	$922	$1,379
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$33	$28
Restricted cash	10	7
Accounts receivable (less allowance for doubtful accounts of $79 and $92, respectively)
Customer	2,038	1,695
Other	144	135
Inventories
Fuel and gas	433	368
Materials, supplies, and other	509	490
Derivative assets	328	181
Regulatory assets	450	195
Other	235	218
	4,180	3,317
Investments
Nuclear decommissioning trust funds	1,825	2,071
Investments in equity method investees	165	187
Other	165	194
	2,155	2,452
Property
Property, plant, and equipment	39,346	37,083
Accumulated depreciation and amortization	(10,579)	(10,139)
	28,767	26,944
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,886	3,482
Securitized regulatory assets	206	—
Intangible assets	166	177
Notes receivable	331	310
Derivative assets	105	90
Prepaid postretirement costs	571	678
Operating lease right-of-use assets	89	97
Other	234	179
	7,581	7,006
Total Assets	$42,683	$39,719
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,604	$1,414
Accrued interest	154	140
Dividends payable	196	171
Short-term borrowings	1,162	758
Current portion long-term debt, including securitization bonds and finance leases	1,124	2,874
Derivative liabilities	342	238
Regulatory liabilities	34	156
Operating lease liabilities	13	14
Other	544	581
	5,173	6,346
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	15,807	13,629
Securitization bonds	172	—
Junior subordinated debentures	883	883
Finance lease obligations	11	19
	16,873	14,531
Other Liabilities
Deferred income taxes	2,394	2,163
Regulatory liabilities	2,673	3,106
Asset retirement obligations	3,460	3,162
Unamortized investment tax credit	182	158
Derivative liabilities	315	192
Accrued pension liability	378	339
Accrued postretirement liability	287	358
Nuclear decommissioning	282	321
Operating lease liabilities	68	74
Other	197	256
	10,236	10,129
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 205,632,393 and 193,747,509 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	6,651	5,379
Retained earnings	3,808	3,438
Accumulated other comprehensive loss	(62)	(112)
Total DTE Energy Company Equity	10,397	8,705
Noncontrolling interests	4	8
Total Equity	10,401	8,713
Total Liabilities and Equity	$42,683	$39,719
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating Activities
Net Income	$1,083	$903	$1,371
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,468	1,459	1,443
Nuclear fuel amortization	42	58	37
Allowance for equity funds used during construction	(29)	(27)	(25)
Deferred income taxes	44	(32)	407
Equity (earnings) losses of equity method investees	14	(97)	(132)
Dividends from equity method investees	4	79	142
Loss on extinguishment of debt	—	393	6
Asset (gains) losses and impairments, net	(5)	50	47
Changes in assets and liabilities:
Accounts receivable, net	(352)	(146)	111
Inventories	(98)	(153)	45
Prepaid postretirement benefit costs	107	(117)	(107)
Accounts payable	109	308	—
Accrued pension liability	39	(458)	(11)
Accrued postretirement liability	(71)	(49)	22
Derivative assets and liabilities	65	187	(23)
Regulatory assets and liabilities	(766)	862	104
Other current and noncurrent assets and liabilities	323	(153)	260
Net cash from operating activities	1,977	3,067	3,697

Investing Activities
Plant and equipment expenditures — utility	(3,311)	(3,633)	(3,241)
Plant and equipment expenditures — non-utility	(67)	(139)	(616)
Acquisitions related to business combinations, net of cash acquired	—	—	(126)
Proceeds from sale of assets	24	3	13
Proceeds from sale of nuclear decommissioning trust fund assets	879	1,047	2,350
Investment in nuclear decommissioning trust funds	(878)	(1,046)	(2,350)
Distributions from equity method investees	16	18	24
Contributions to equity method investees	(13)	(8)	(37)
Notes receivable	(30)	(74)	(85)
Other	(51)	(31)	(2)
Net cash used for investing activities	(3,431)	(3,863)	(4,070)

DTE Energy Company
Consolidated Statements of Cash Flows — (Continued)

Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,171	4,457	3,692
Redemption of long-term debt	(1,587)	(3,522)	(882)
Short-term borrowings, net	404	720	(790)
Issuance of common stock	1,300	—	2
Repurchase of common stock	(55)	(66)	—
Dividends paid on common stock	(685)	(791)	(760)
Contributions from noncontrolling interests	3	44	36
Distributions to noncontrolling interests	(7)	(45)	(39)
Acquisition related deferred payment, excluding accretion	—	—	(380)
Prepayment costs for extinguishment of long-term debt	—	(361)	—
Transfer of cash to DT Midstream at separation	—	(37)	—
Other	(82)	(84)	(83)
Net cash from financing activities	1,462	315	796
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	8	(481)	423
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	516	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$43	$35	$516

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$638	$671	$679
Income taxes(a)	$(3)	$(3)	$(360)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$435	$353	$266
Separation of DT Midstream net assets, excluding cash transferred	$—	$3,973	$—
_______________________________________
(a)2020 cash received primarily relates to AMT credit and other refunds, of which a portion was accelerated due to the CARES Act
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	192,209	$5,233	$6,587	$(148)	$164	$11,836
Net Income	—	—	1,368	—	3	1,371
Dividends declared on common stock ($4.12 per Common Share)	—	—	(796)	—	—	(796)
Issuance of common stock	192	22	—	—	—	22
Contribution of common stock to pension plan	694	82	—	—	—	82
Other comprehensive income, net of tax	—	—	—	11	—	11
Stock-based compensation, net distributions to noncontrolling interests, and other	676	69	(3)	—	(3)	63
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income (Loss)	—	—	907	—	(4)	903
Dividends declared on common stock ($3.88 per Common Share)	—	—	(752)	—	—	(752)
Repurchase of common stock	(529)	(66)	—	—	—	(66)
Other comprehensive income, net of tax	—	—	—	15	—	15
Stock-based compensation, net distributions to noncontrolling interests, and other	506	39	(4)	—	(1)	34
Separation of DT Midstream	—	—	(3,869)	10	(151)	(4,010)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	1,083	—	—	1,083
Dividends declared on common stock ($3.61 per Common Share)	—	—	(710)	—	—	(710)
Issuance of common stock(a)	11,887	1,300	—	—	—	1,300
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	50	—	50
Stock-based compensation, net distributions to noncontrolling interests, and other	462	27	(3)	—	(4)	20
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
_______________________________________
(a)For additional details on the issuance of 11.9 million shares of common stock, refer to the Remarketable Senior Notes section of Note 14 to the Consolidated Financial Statements, "Long-Term Debt."
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2022, DTE Electric's internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $3,846 million of regulatory assets and $1,811 million of regulatory liabilities as of December 31, 2022. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

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
February 23, 2023
We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating Revenues — Utility operations	$6,397	$5,809	$5,506

Operating Expenses
Fuel and purchased power — utility	1,990	1,541	1,397
Operation and maintenance	1,538	1,569	1,505
Depreciation and amortization	1,204	1,109	1,043
Taxes other than income	338	320	296
Asset (gains) losses and impairments, net	8	1	41
	5,078	4,540	4,282
Operating Income	1,319	1,269	1,224

Other (Income) and Deductions
Interest expense	370	335	331
Interest income	(8)	—	(2)
Non-operating retirement benefits, net	(3)	(2)	(1)
Other income	(65)	(71)	(87)
Other expenses	44	37	96
	338	299	337
Income Before Income Taxes	981	970	887

Income Tax Expense	26	104	109

Net Income	$955	$866	$778
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net Income	$955	$866	$778
Other comprehensive income	—	—	—
Comprehensive Income	$955	$866	$778
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2022	2021
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$15	$9
Restricted cash	9	—
Accounts receivable (less allowance for doubtful accounts of $49 and $54, respectively)
Customer	727	694
Affiliates	8	36
Other	75	40
Inventories
Fuel	167	171
Materials and supplies	331	316
Regulatory assets	421	168
Other	98	101
	1,851	1,535
Investments
Nuclear decommissioning trust funds	1,825	2,071
Other	44	44
	1,869	2,115
Property
Property, plant, and equipment	30,591	28,849
Accumulated depreciation and amortization	(8,095)	(7,676)
	22,496	21,173
Other Assets
Regulatory assets	3,219	2,968
Securitized regulatory assets	206	—
Prepaid postretirement costs — affiliates	345	402
Operating lease right-of-use assets	56	64
Other	194	148
	4,020	3,582
Total Assets	$30,236	$28,405
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2022	2021
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$71	$83
Other	637	567
Accrued interest	105	95
Current portion long-term debt, including securitization bonds and finance leases	248	322
Regulatory liabilities	33	154
Short-term borrowings
Affiliates	27	53
Other	568	153
Operating lease liabilities	9	10
Other	204	206
	1,902	1,643
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	9,282	8,591
Securitization bonds	172	—
Finance lease liabilities	1	7
	9,455	8,598
Other Liabilities
Deferred income taxes	2,946	2,741
Regulatory liabilities	1,778	2,221
Asset retirement obligations	3,221	2,932
Unamortized investment tax credit	182	158
Nuclear decommissioning	282	321
Accrued pension liability — affiliates	387	405
Accrued postretirement liability — affiliates	275	340
Operating lease liabilities	39	46
Other	74	97
	9,184	9,261
Commitments and Contingencies (Notes 9 and 18)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,602	6,002
Retained earnings	3,093	2,901
Total Shareholder's Equity	9,695	8,903
Total Liabilities and Shareholder's Equity	$30,236	$28,405
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating Activities	(In millions)
Net Income	$955	$866	$778
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,204	1,109	1,043
Nuclear fuel amortization	42	58	37
Allowance for equity funds used during construction	(26)	(25)	(23)
Deferred income taxes	25	122	89
Asset (gains) losses and impairments, net	8	1	41
Changes in assets and liabilities:
Accounts receivable, net	(40)	68	(42)
Inventories	(26)	(11)	(12)
Prepaid postretirement benefit costs — affiliates	57	(67)	(69)
Accounts payable	23	65	20
Accrued pension liability — affiliates	(18)	(326)	14
Accrued postretirement liability — affiliates	(65)	(44)	17
Regulatory assets and liabilities	(653)	716	55
Other current and noncurrent assets and liabilities	204	(216)	(43)
Net cash from operating activities	1,690	2,316	1,905
Investing Activities
Plant and equipment expenditures	(2,626)	(3,017)	(2,674)
Proceeds from sale of assets	4	—	—
Proceeds from sale of nuclear decommissioning trust fund assets	879	1,047	2,350
Investment in nuclear decommissioning trust funds	(878)	(1,046)	(2,350)
Notes receivable and other	(44)	(31)	(8)
Net cash used for investing activities	(2,665)	(3,047)	(2,682)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,118	985	1,683
Redemption of long-term debt	(337)	(321)	(632)
Capital contribution by parent company	600	555	636
Short-term borrowings, net — affiliate	(26)	(48)	4
Short-term borrowings, net — other	415	153	(354)
Dividends paid on common stock	(763)	(588)	(539)
Other	(17)	(12)	(17)
Net cash from financing activities	990	724	781
Net Increase (Decrease) in Cash and Cash Equivalents	15	(7)	4
Cash and Cash Equivalents at Beginning of Period	9	16	12
Cash and Cash Equivalents at End of Period	$24	$9	$16

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$350	$321	$315
Income taxes	$(33)	$5	$14
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$335	$286	$174
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2019	138,632	$1,386	$3,425	$2,384	$7,195
Net Income	—	—	—	778	778
Dividends declared on common stock	—	—	—	(539)	(539)
Capital contribution by parent company	—	—	636	—	636
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	866	866
Dividends declared on common stock	—	—	—	(588)	(588)
Capital contribution by parent company	—	—	555	—	555
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	955	955
Dividends declared on common stock	—	—	—	(763)	(763)
Capital contribution by parent company	—	—	600	—	600
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
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
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and
•Other businesses include 1) DTE Vantage, which is primarily involved in renewable natural gas projects and providing custom energy solutions to industrial, commercial, and institutional customers, and 2) energy marketing and trading operations.
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
Separation of DT Midstream
On July 1, 2021, DTE Energy completed the separation of DT Midstream, its former natural gas pipeline, storage and gathering non-utility business. Financial results of DT Midstream in prior periods are presented as Income from discontinued operations, net of taxes on DTE Energy's Consolidated Statements of Operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2022, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2022, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
In the first quarter 2022, DTE Electric financed regulatory assets for previously deferred costs related to the River Rouge generation plant and tree trimming surge program through the sale of bonds by a wholly-owned special purpose entity, DTE Securitization. DTE Securitization is a VIE. DTE Electric has the power to direct the most significant activities of DTE Securitization, including performing servicing activities such as billing and collecting surcharge revenue. Accordingly, DTE Electric is the primary beneficiary and DTE Securitization is consolidated by the Registrants. Securitization bond holders have no recourse to the Registrants' assets, except for those held by DTE Securitization. Surcharges collected by DTE Electric to pay for bond servicing and other qualified costs reflect securitization property solely owned by DTE Securitization. These surcharges are remitted to a trustee and are not available to other creditors of the Registrants.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, and future funding commitments.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2022 and 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	December 31,
	2022		2021
	DTE Energy	DTE Electric(a)	DTE Energy
	(In millions)
ASSETS
Cash and cash equivalents	$14	$—	$11
Restricted cash	9	9	6
Securitized regulatory assets	206	206	—
Notes receivable	81	—	70
Other current and long-term assets	14	3	8
	$324	$218	$95

LIABILITIES
Short-term borrowings	$81	$—	$75
Securitization bonds(b)	211	211	—
Other current and long-term liabilities	14	9	5
	$306	$220	$80
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization, which was a new VIE beginning the first quarter of 2022. See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
(b)Includes $39 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the period ended December 31, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2022	2021
	(In millions)
Investments in equity method investees	$137	$172
Notes receivable	$15	$13
Future funding commitments	$2	$3
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above.
At December 31, 2022 and 2021, DTE Energy's Investments in equity method investees were $165 million and $187 million, respectively. The balances are primarily comprised of investments in the DTE Vantage and Corporate and Other segments, of which no investment is individually significant. DTE Vantage investments include projects that deliver energy and utility-type products and services to industrial customers, sell electricity from renewable energy projects under long-term power purchase agreements, and produce and sell metallurgical coke. Corporate and Other holds various ownership interests in limited partnerships that include investment funds supporting regional development and economic growth. For further information by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
At December 31, 2022 and 2021, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $99 million for both periods. The difference is being amortized over the life of the underlying assets.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and gains from trading securities, primarily from those held in DTE Energy's rabbi trust. For the prior years, the DTE Vantage segment also recognized Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors.
The following is a summary of DTE Energy's Other income:

	2022	2021	2020
	(In millions)
Allowance for equity funds used during construction	$29	$27	$25
Contract services	28	27	28
Gains from rabbi trust securities(a)	3	8	28
Income from REF entities	—	141	139
Equity earnings (losses) of equity method investees	(14)	38	26
Other	12	13	13
	$58	$254	$259
_______________________________________
(a)Losses from rabbi trust securities are recorded separately to Other expenses on the Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of DTE Electric's Other income:

	2022	2021	2020
	(In millions)
Contract services	$27	$27	$28
Allowance for equity funds used during construction	26	25	23
Gains from rabbi trust securities allocated from DTE Energy(a)	3	8	28
Other	9	11	8
	$65	$71	$87
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the years ended December 31, 2022 and 2021, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2022 and 2021:

	Net Unrealized Gain (Loss) on Derivatives	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2020	$(23)	$(109)	$(5)	$(137)
Other comprehensive income before reclassifications	1	1	—	2
Amounts reclassified from Accumulated other comprehensive loss	6	7	—	13
Net current period Other comprehensive income	7	8	—	15
Separation of DT Midstream	5	—	5	10
Balance, December 31, 2021	$(11)	$(101)	$—	$(112)
Other comprehensive income before reclassifications	5	—	—	5
Amounts reclassified from Accumulated other comprehensive loss	2	43	—	45
Net current period Other comprehensive income	7	43	—	50
Balance, December 31, 2022	$(4)	$(58)	$—	$(62)
______________________________________
(a)All amounts are net of tax, except for Foreign currency translation.
(b)Benefit obligations activity includes changes in actuarial (gain) loss and prior service cost in DTE Energy's pension and other postretirement benefit plans. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets", for details regarding this activity. For 2022, the change in benefit obligations due to actuarial (gain) loss increased from prior years, primarily due to higher discount rates and other plan changes.
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
DTE Energy had unbilled revenues of $1.2 billion and $1.0 billion at December 31, 2022 and 2021, respectively, including $290 million and $270 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2022.

	DTE Energy				DTE Electric
	Year of origination
	2022	2021	2020 and prior	Total	2022 and prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$21	$21	$17
Internal grade 2	40	3	16	59	—
Total notes receivable(a)	$40	$3	$37	$80	$17

Net investment in leases
Net investment in leases, internal grade 1	$—	$—	$37	$37	$—
Net investment in leases, internal grade 2	67	—	188	255	—
Total net investment in leases(a)	$67	$—	$225	$292	$—
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	49	—	49	33
Write-offs charged against allowance	(105)	(2)	(107)	(66)
Recoveries of amounts previously written off	45	—	45	28
Ending reserve balance, December 31, 2022	$78	$1	$79	$49

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2021	$101	$3	$104	$57
Current period provision	53	1	54	36
Write-offs charged against allowance	(126)	(1)	(127)	(77)
Recoveries of amounts previously written off	61	—	61	38
Ending reserve balance, December 31, 2021	$89	$3	$92	$54
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
DTE Energy	$55	$55	$105
DTE Electric	$35	$36	$62
There are no material amounts of past due financing receivables for the Registrants as of December 31, 2022.
Inventories
Inventory related to utility and non-utility operations is valued at the lower of cost or net realizable value, where cost is generally valued using average cost. Inventory primarily includes fuel, gas, materials, and supplies. Other inventories include RECs, emission allowances, and other environmental products in the Energy Trading segment.
DTE Gas' natural gas inventory of $44 million and $50 million as of December 31, 2022 and 2021, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $152 million and $136 million at December 31, 2022 and 2021, respectively.
Property, Retirement and Maintenance, and Depreciation and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads, and AFUDC for utility property. The cost of utility properties retired is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred.
Utility property at DTE Electric and DTE Gas is depreciated over its estimated useful life using straight-line rates approved by the MPSC. DTE Energy's non-utility property is depreciated over its estimated useful life using the straight-line method. Depreciation and amortization expense also includes the amortization of certain regulatory assets and liabilities for the Registrants.

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
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2022			December 31, 2021
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Contract intangibles(a)	12 to 26 years	$246	$(88)	$158	$271	$(98)	$173

Renewable energy credits		2	—	2	2	—	2
Carbon offsets		6	—	6	2	—	2
Intangible assets not subject to amortization(b)		8	—	8	4	—	4

DTE Energy Long-term intangible assets		$254	$(88)	$166	$275	$(98)	$177
______________________________________
(a)Reduction in contract intangibles during 2022 primarily relates to the write-off of fully amortized assets at DTE Vantage, including $25 million of gross carrying value and accumulated amortization.
(b)Amounts are charged to expense, using average cost, as they are consumed in the operation of the business. DTE Electric intangible assets include the Renewable energy credits above, which are included in Other Assets — Other on the DTE Electric Consolidated Statements of Financial Position.
The following table summarizes DTE Energy's estimated contract intangible amortization expense expected to be recognized during each year through 2027:

	2023	2024	2025	2026	2027
	(In millions)
Estimated amortization expense	$16	$16	$16	$14	$14
DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $16 million in 2022, 2021, and 2020.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following balances for cloud computing costs relate to DTE Energy:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Amortization expense of capitalized cloud computing costs	$4	$1	$—
Gross value of capitalized cloud computing costs	$42	$16
Accumulated amortization of capitalized cloud computing costs	$5	$1
The following balances for cloud computing costs relate to DTE Electric:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Amortization expense of capitalized cloud computing costs	$3	$1	$—
Gross value of capitalized cloud computing costs	$33	$12
Accumulated amortization of capitalized cloud computing costs	$4	$1
Excise and Sales Taxes
The Registrants record the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Registrants’ Consolidated Statements of Operations.
Deferred Debt Costs
The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. The deferred amounts are included as a direct deduction from the carrying amount of each debt issue in Mortgage bonds, notes, and other and Securitization bonds on the Registrants' Consolidated Statements of Financial Position and in Junior subordinated debentures on DTE Energy's Consolidated Statements of Financial Position. In accordance with MPSC regulations applicable to DTE Energy’s electric and gas utilities, the unamortized discount, premium, and expense related to utility debt redeemed with a refinancing are amortized over the life of the replacement issue. Discounts, premiums, and expense on early redemptions of debt associated with DTE Energy's non-utility operations are charged to earnings.
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
DTE Energy Foundation
DTE Energy made charitable contributions to the DTE Energy Foundation of $25 million and $20 million for the years ended December 31, 2021 and 2020, respectively. There were no contributions for the year ended December 31, 2022. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
5	Revenue
6	Property, Plant, and Equipment
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
12	Fair Value
13	Financial and Other Derivative Instruments
17	Leases
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation
22	Segment and Related Information
23	Related Party Transactions

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify that contractual sale restrictions should not be considered when measuring the fair value of equity securities subject to such restrictions. The amendments also require the disclosure of the fair value of such equity securities, the nature and remaining duration of the restrictions, and the circumstances leading to a lapse in the restrictions. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2023, and interim periods therein. Early adoption is permitted. The Registrants will apply the guidance prospectively after the effective date and do not expect a significant impact based on the current portfolio of equity securities.

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

	Year Ended December 31,
	2021	2020

Operating Revenues — Non-utility operations	$405	$754

Operating Expenses
Cost of gas and other — non-utility	15	21
Operation and maintenance(a)	123	138
Depreciation and amortization	82	151
Taxes other than income	13	15
Asset (gains) losses and impairments, net	17	(2)
	250	323
Operating Income	155	431

Other (Income) and Deductions
Interest expense	50	113
Interest income	(4)	(9)
Other income	(62)	(129)
	(16)	(25)
Income from Discontinued Operations Before Income Taxes	171	456

Income Tax Expense	54	130

Net Income from Discontinued Operations, Net of Taxes	117	326

Less: Net Income Attributable to Noncontrolling Interests	6	12

Net Income from Discontinued Operations	$111	$314
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table is a summary of significant non-cash items, capital expenditures, and significant financing activities of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020
	(In millions)
Operating Activities
Depreciation and amortization	$82	$151
Deferred income taxes	53	125
Equity earnings of equity method investees	(59)	(106)
Asset (gains) losses and impairments, net	19	(2)
Investing Activities
Plant and equipment expenditures — non-utility	(60)	(517)
Financing Activities
Acquisition related deferred payment, excluding accretion	—	(380)

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
For discussion of derivative contracts, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	2022	2021	2020
	(In millions)
Electric(a)
Residential	$2,911	$2,926	$2,825
Commercial	1,958	1,908	1,739
Industrial	659	628	592
Other(b)	884	359	364
Total Electric operating revenues	$6,412	$5,821	$5,520

Gas
Gas sales	$1,442	$1,058	$971
End User Transportation	264	233	218
Intermediate Transportation	81	82	79
Other(b)	137	180	146
Total Gas operating revenues	$1,924	$1,553	$1,414

Other segment operating revenues
DTE Vantage	$848	$1,482	$1,224
Energy Trading	$10,308	$6,831	$3,863
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $15 million, $12 million, and $14 million of Other revenues related to DTE Sustainable Generation for the years ended December 31, 2022, 2021, and 2020, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	2022	2021	2020
	(In millions)
Electric — Alternative Revenue Programs	$35	$36	$26
Electric — Other revenues	$19	$19	$22
Gas — Alternative Revenue Programs	$9	$10	$10
Gas — Other revenues	$7	$6	$8
DTE Vantage — Leases	$82	$103	$99
Energy Trading — Derivatives	$8,489	$5,603	$2,690
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Electric
Electric consists principally of DTE Electric. Electric revenues are primarily comprised of the supply and delivery of electricity, related capacity, and RECs. Revenues are primarily associated with cancellable contracts, with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. The Registrants have determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined utilizing approved tariff rates and estimated meter volumes. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class are known. Revenues are typically subject to tariff rates based upon customer class and type of service and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
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
Revenues at DTE Vantage, within the scope of Topic 606, generally consist of sales of blast furnace coke, renewable natural gas and related credits, electricity, equipment maintenance services, and other energy related products and services. Revenues for the sale of blast furnace coke, including estimated unbilled amounts, are recognized at a point in time when the product is delivered, which represents the transfer of control to the customer. Other revenues are generally recognized over time based upon volumes delivered or services provided, or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Market based pricing structures exist in such contracts including adjustments for consumer price or other indices. Consideration may consist of both fixed and variable components. Generally, uncertainties in the variable consideration components are resolved, and revenues are known at the time of recognition. Billing terms vary and are generally monthly with payment terms typically within 30 days following billing.
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
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2022	$78
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	91
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(75)
Ending Balance, December 31, 2022	$94
The deferred revenues at DTE Energy generally represent amounts paid by or receivables from customers for which the associated performance obligation has not yet been satisfied. Deferred revenues include amounts associated with REC performance obligations under certain wholesale full requirements power contracts. Deferred revenues associated with RECs are recognized as revenue when control of the RECs has transferred. Other performance obligations associated with deferred revenues include providing products and services related to customer prepayments. Deferred revenues associated with these products and services are recognized when control has transferred to the customer.
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2023	$91
2024	1
2025	1
2026	1
2027	—
2028 and thereafter	—
$94
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2023	$255	$7
2024	195	7
2025	128	1
2026	71	—
2027	57	—
2028 and thereafter	302	—
	$1,008	$15

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2022	2021
Property, plant, and equipment	(In millions)
DTE Electric
Zero carbon generation
Nuclear	$3,684	$3,394
Renewables	2,567	2,522
Fossil and other generation	8,789	8,640
Distribution	12,502	11,414
Other	3,049	2,879
Total DTE Electric	30,591	28,849
DTE Gas
Distribution	5,376	4,900
Storage	607	593
Transmission and other	1,534	1,415
Total DTE Gas	7,517	6,908
DTE Vantage	1,059	1,118
Other	179	208
Total DTE Energy	$39,346	$37,083
Accumulated depreciation and amortization
DTE Electric
Zero carbon generation
Nuclear	$(428)	$(413)
Renewables	(426)	(357)
Fossil and other generation	(3,352)	(3,214)
Distribution	(3,040)	(2,842)
Other	(849)	(850)
Total DTE Electric	(8,095)	(7,676)
DTE Gas
Distribution	(1,330)	(1,265)
Storage	(163)	(154)
Transmission and other	(461)	(426)
Total DTE Gas	(1,954)	(1,845)
DTE Vantage	(469)	(545)
Other	(61)	(73)
Total DTE Energy	$(10,579)	$(10,139)
Net DTE Energy Property, plant, and equipment	$28,767	$26,944
Net DTE Electric Property, plant, and equipment	$22,496	$21,173
AFUDC and Capitalized Interest
AFUDC represents the cost of financing construction projects for regulated businesses, including the estimated cost of debt and authorized return-on-equity. The debt component is recorded as a reduction to Interest expense and the equity component is recorded as Other income on the Registrants' Consolidated Statements of Operations. Non-regulated businesses record capitalized interest as a reduction to Interest expense.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The AFUDC and capitalized interest rates were as follows for the years ended December 31:

	2022	2021	2020
DTE Electric AFUDC	5.46%	5.46%	5.47%
DTE Gas AFUDC	5.41%	5.55%	5.56%
Non-regulated businesses capitalized interest	3.00%	3.30%	3.90%
The following is a summary of AFUDC and interest capitalized for the years ended December 31:

	2022	2021	2020
DTE Energy	(In millions)
Allowance for debt funds used during construction and interest capitalized	$13	$12	$11
Allowance for equity funds used during construction	29	27	25
Total	$42	$39	$36

	2022	2021	2020
DTE Electric	(In millions)
Allowance for debt funds used during construction	$11	$11	$10
Allowance for equity funds used during construction	26	25	23
Total	$37	$36	$33
Depreciation and Amortization
The composite depreciation rate for DTE Electric was approximately 4.2% in 2022, 2021 and 2020. The composite depreciation rate for DTE Gas was 2.9% in 2022 and 2021, and 2.8% in 2020. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2022 follows:

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
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2022	2021	2020
	(In millions)
Property, plant, and equipment	$1,148	$1,095	$1,025
Regulatory assets and liabilities	297	259	244
Intangible assets	16	16	16
Other	7	7	7
	$1,468	$1,377	$1,292

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2022	2021	2020
	(In millions)
Property, plant, and equipment	$951	$890	$831
Regulatory assets and liabilities	248	214	207
Other	5	5	5
	$1,204	$1,109	$1,043
Capitalized Software
Capitalized software costs are classified as Property, plant, and equipment and the related amortization is included in Accumulated depreciation and amortization on the Registrants' Consolidated Statements of Financial Position. The Registrants capitalize the costs associated with computer software developed or obtained for use in their businesses. The Registrants amortize capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 3 to 15 years for both DTE Energy and DTE Electric.
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Amortization expense of capitalized software	$159	$145	$128
Gross carrying value of capitalized software	$796	$920
Accumulated amortization of capitalized software	$406	$493
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Amortization expense of capitalized software	$146	$132	$118
Gross carrying value of capitalized software	$692	$826
Accumulated amortization of capitalized software	$343	$439

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
DTE Electric's ownership information of the two utility plants as of December 31, 2022 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,290 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$1,992	$645
Accumulated depreciation (in millions)	$1,051	$138

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
For discussion of the ongoing contract dispute related to the Ludington Plant, see Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies."

NOTE 8 — ASSET RETIREMENT OBLIGATIONS
DTE Electric has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants, dismantlement of facilities located on leased property, and various other operations. DTE Electric has conditional retirement obligations for asbestos and PCB removal at certain of its power plants and various distribution equipment. DTE Gas has conditional retirement obligations for gas pipelines, certain service centers, and compressor and gate stations. The Registrants recognize such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at the Registrants' credit-adjusted risk-free rate. For its utility operations, the Registrants recognize in the Consolidated Statements of Operations removal costs in accordance with regulatory treatment. Any differences between costs recognized related to asset retirement and those reflected in rates are recognized as either a Regulatory asset or liability on the Consolidated Statements of Financial Position.
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
Changes to Asset retirement obligations for 2022, 2021, and 2020 were as follows:

	2022	2021	2020
DTE Energy	(In millions)
Asset retirement obligations at January 1	$3,162	$2,829	$2,656
Accretion	184	167	156
Liabilities incurred	24	28	24
Liabilities settled	(7)	(30)	(13)
Revision in estimated cash flows	97	168	6
Asset retirement obligations at December 31	$3,460	$3,162	$2,829

	2022	2021	2020
DTE Electric	(In millions)
Asset retirement obligations at January 1	$2,932	$2,607	$2,447
Accretion	172	155	145
Liabilities incurred	22	29	18
Liabilities settled	(2)	(27)	(8)
Revision in estimated cash flows	97	168	5
Asset retirement obligations at December 31	$3,221	$2,932	$2,607

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Approximately $2.5 billion of the Asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2022	2021	2022	2021
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$1,362	$1,372	$997	$1,056
Other postretirement costs	172	53	60	27
Fermi 2 asset retirement obligation	972	613	972	613
Recoverable undepreciated costs on retired plants	594	667	594	667
Accrued PSCR/GCR revenue	450	160	421	142
Recoverable Michigan income taxes	148	163	121	133
Enhanced tree trimming program deferred costs	90	189	90	189
Energy Waste Reduction incentive	88	79	71	63
Recoverable income taxes related to AFUDC equity	76	68	68	61
Deferred pension costs	63	16	41	—
Deferred environmental costs	46	51	—	—
Unamortized loss on reacquired debt	45	51	34	38
Customer360 deferred costs	42	46	42	46
Non-service pension and other postretirement costs	32	25	—	—
Nuclear performance evaluation and review committee tracker	26	39	26	39
Removal costs asset	19	—	19	—
Advanced distribution management system costs	14	9	14	9
Other recoverable income taxes	14	16	14	16
Transitional Reconciliation Mechanism	13	8	13	8
Energy Waste Reduction	8	20	—	—
Other	62	32	43	29
	4,336	3,677	3,640	3,136
Less amount included in Current Assets	(450)	(195)	(421)	(168)
	$3,886	$3,482	$3,219	$2,968

Securitized regulatory assets	$206	$—	$206	$—

	DTE Energy		DTE Electric
	2022	2021	2022	2021
Liabilities	(In millions)
Refundable federal income taxes	$1,908	$2,117	$1,534	$1,729
Removal costs liability	371	679	—	283
Negative other postretirement offset	191	150	128	106
Non-service pension and other postretirement costs	154	110	73	54
Renewable energy	21	13	21	13
Energy Waste Reduction	11	27	11	27
Incremental tree trim surge	4	90	4	90
COVID-19 voluntary refund	—	30	—	30
Other	47	46	40	43
	2,707	3,262	1,811	2,375
Less amount included in Current Liabilities	(34)	(156)	(33)	(154)
	$2,673	$3,106	$1,778	$2,221

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
ASSETS
•Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as Regulatory assets since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for additional information regarding the changes in pension and other postretirement costs for the period and the impact on Regulatory assets.(a)
•Fermi 2 asset retirement obligation — Obligation for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)
•Recoverable undepreciated costs on retired plants — Deferral of undepreciated costs associated with the St. Clair and Trenton Channel coal-fired power plants, which were retired in 2022. The prior year balance also includes the $73 million undepreciated cost of the River Rouge power plant, which was approved for securitization and recovery by the MPSC in 2021 and reclassified to 'Securitized regulatory assets' in 2022. Refer to the "2021 Securitization Filing" section below for additional information. Remaining undepreciated costs associated with the St. Clair and Trenton Channel power plants are expected to be recovered through a future securitization filing.
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
•Enhanced tree trimming program deferred costs — The MPSC approved the deferral of costs for a tree trimming surge through 2024, aimed at reducing the number and duration of customer interruptions.  The prior year balance includes $157 million of costs that were approved for securitization and recovery by the MPSC in 2021 and reclassified to 'Securitized regulatory assets' in 2022. Refer to the "2021 Securitization Filing" section below for additional information. Additional tree trim surge costs are expected to be recovered through a future securitization filing.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
•Deferred pension costs — Effective upon the DTE Gas rate case settlement approved in August 2020 and DTE Electric rate order in November 2022, net pension costs previously recognized in earnings are no longer included as an addition to authorized rates and are being deferred as Regulatory assets. The Regulatory assets will reverse to the extent net pension costs are negative in future years and the net deferred amounts will be reviewed in future rate cases. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for additional information regarding net pension costs.
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
•Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.(a)
•Advanced distribution management system — Program comprised of new hardware and software designed to improve the monitoring and safe operation of the electrical system, including emergency response. The program includes various upgrades for which costs are being separately deferred and amortized over respective 15 year periods, with recovery through base filings.
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
•Energy Waste Reduction — Receivable for the under-recovery of energy waste reduction costs incurred by DTE Gas which are recoverable through a surcharge.(a)
•Securitized regulatory assets — Remaining undepreciated cost of the River Rouge power plant and tree trim surge costs that were approved for securitization and recovery in the MPSC's June 2021 order. Securitization bond surcharges will recover the tree trimming costs over a period not to exceed 5 years and River Rouge costs over a period not to exceed 14 years. Refer to the "2021 Securitization Filing" section below for additional information.
________________________________________________
(a)Regulatory assets not earning a return or accruing carrying charges.

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
•Renewable energy — Amounts collected in excess of renewable energy expenditures, including subscription revenue related to MIGreenPower, DTE Electric's voluntary renewable program providing customers the option to source their energy usage from renewables.
•Energy Waste Reduction — Amounts collected in rates in excess of energy waste reduction costs incurred by DTE Electric.
•Incremental tree trim surge — One-time voluntary refund approved in the fourth quarter 2021 to be administered by investing in tree trimming, incremental to the enhanced tree trimming program, without seeking future cost recovery. The liability is being relieved based on incremental tree trim expenses incurred during 2022 and final expenses expected to be incurred in 2023.
•COVID-19 voluntary refund — One-time refund obligation owed to DTE Electric customers due to certain sales increases driven by the COVID-19 pandemic. Amortization of the liability was completed in 2022 and was used to offset the cost of service related to new plant.
2021 Securitization Filing
On June 23, 2021 the MPSC issued a financing order authorizing DTE Electric to issue Securitization bonds for qualified costs of up to $236 million, including $73 million for the net book value of the River Rouge generation plant, $157 million for tree trimming surge program costs, and $6 million for other qualified costs. The financing order further authorized customer charges for the timely recovery of the debt service costs on the Securitization bonds and other ongoing qualified costs.
On March 17, 2022, DTE Electric closed on the issuance of Securitization bonds of $236 million. Refer to Note 14 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information regarding the terms of the bonds and use of proceeds. Upon closing the transaction, DTE Electric recognized Securitized regulatory assets of $230 million, which were reclassified from existing Regulatory assets for the net book value of the River Rouge plant and tree trimming surge program. Debt service costs relating to tree trimming will be recovered over a period not to exceed 5 years, while amounts relating to River Rouge will be recovered over a period not to exceed 14 years.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
2022 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on January 21, 2022 requesting an increase in base rates of $388 million based on a projected twelve-month period ending October 31, 2023. The requested increase in base rates was primarily due to an increase in net plant resulting from generation and distribution investments, as well as related increases to depreciation and property tax expenses. The rate filing also requested an increase in return on equity from 9.9% to 10.25% and included projected changes in sales.
On November 18, 2022, the MPSC issued an order authorizing an annual revenue increase of $31 million for services rendered on or after November 25, 2022 and a return on equity of 9.9%. The order also disallowed certain capital expenditures previously recorded, for which $8 million has been recorded to Asset (gains) losses and impairments, net within the Consolidated Statements of Operations for the year ended December 31, 2022.
The annual revenue increase of $31 million granted in the order included a higher residential sales forecast adopted by the MPSC compared to the DTE Electric projections in the rate case filing. DTE Electric believes the MPSC forecast did not provide sufficient consideration for recent downward trends in residential sales as the temporary increases from the COVID-19 pandemic began diminishing in 2022. Accordingly, DTE Electric filed a petition for rehearing on December 16, 2022 requesting the MPSC to reconsider and adopt an alternate residential sales forecast that more accurately reflects changing trends in customer usage and is consistent with previously authorized forecast methodologies.
On February 2, 2023, DTE Electric received an order from the MPSC that denied the rehearing request. DTE Electric is seeking additional rate relief in its 2023 rate case filing that will include projected changes in sales. Refer to the "2023 Electric Rate Case Filing" section below for additional details.
Ludington Accounting Application
During April 2022, DTE Electric and Consumers Energy Company (“Consumers”) filed a complaint against Toshiba America Energy Systems (“TAES”) and its parent corporation for unsatisfactory performance relating to the overhaul and upgrade of the Ludington Hydroelectric Pumped Storage Plant (“Ludington”). Refer to the Ludington Plant Contract Dispute section of Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding the complaint and ongoing legal proceedings.
DTE Electric and Consumers, joint owners of Ludington, believe that certain costs must be incurred in the near term for repairing and/or replacing defective work performed by TAES in order to ensure the continued safe and reliable operation of the plant. In November 2022, DTE Electric and Consumers filed an accounting application with the MPSC for authority to defer these costs as a regulatory asset. DTE Electric and Consumers are seeking the regulatory asset for their respective 49% and 51% shares of these costs, to be offset by any potential litigation proceeds. The parties are also seeking that appropriate recovery and ratemaking treatment may be granted in a future rate case or other proceeding. A response in this filing is currently expected in the first quarter 2023.
2022 DTE Gas Voluntary Refund Application
On November 4, 2022, DTE Gas filed an application with the MPSC requesting approval of a one-time voluntary refund to its utility customers not to exceed $20 million, as well as authorization to implement accounting procedures consistent with the refund. The requested refund was due to 2022 financial results, that due to unforeseen circumstances, were expected to exceed those that were initially anticipated. DTE Gas expects the refund will be made in the form of incurring costs that benefit its customers and are incremental to those included in current rates. If such costs are not incurred, the refund will be administered through a bill credit.
On December 9, 2022, the MPSC issued an order approving the application and directed DTE Gas to file documentation by December 27, 2022 substantiating the final amount of the customer refund. DTE Gas complied with this request and submitted a letter to the MPSC substantiating a refund amount of $5 million. On December 28, 2022, the MPSC confirmed that DTE Gas complied with the requirement set forth in the December 9th order. Accordingly, DTE Gas recognized a regulatory liability of $5 million and has until February 28, 2023 to confirm the proposed method of the refund.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
2023 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 10, 2023 requesting an increase in base rates of $622 million based on a projected twelve-month period ending November 30, 2024, and an increase in return on equity from 9.9% to 10.25%. The requested increase in base rates is primarily due to increased investments in plant involving generation and the electric distribution system, as well as related increases to depreciation and property tax expenses. These investments will support DTE Energy's goals to reduce carbon emissions and improve power reliability. The requested increase in base rates is also due to a projected sales decline from the level included in current rates and inflationary impacts on operating and interest costs. A final MPSC order in this case is expected in December 2023.

NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $1 million and $31 million at December 31, 2022 and 2021, respectively.
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2022	2021	2020
DTE Energy	(In millions)
Income Before Income Taxes	$1,112	$656	$1,082
Income tax expense at 21% statutory rate	$234	$138	$227
TCJA regulatory liability amortization	(155)	(103)	(76)
Production tax credits	(91)	(138)	(121)
Net operating loss carryback	(5)	—	(34)
State deferred tax remeasurement due to separation of DT Midstream, net of federal benefit	—	(85)	—
Enactment of West Virginia income tax legislation, net of federal benefit	—	8	—
Deferred intercompany gain	—	9	—
Valuation allowance on charitable contribution carryforwards	9	18	3
State and local income taxes, excluding items above, net of federal benefit	42	30	47
Other, net	(5)	(7)	(9)
Income Tax Expense (Benefit)	$29	$(130)	$37
Effective income tax rate	2.6%	(19.9)%	3.4%

	2022	2021	2020
DTE Electric	(In millions)
Income Before Income Taxes	$981	$970	$887
Income tax expense at 21% statutory rate	$206	$204	$186
TCJA regulatory liability amortization	(145)	(73)	(62)
Production tax credits	(83)	(70)	(55)
State and local income taxes, excluding items above, net of federal benefit	56	54	50
Other, net	(8)	(11)	(10)
Income Tax Expense	$26	$104	$109
Effective income tax rate	2.7%	10.7%	12.3%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Components of the Registrants' Income Tax Expense were as follows:

	2022	2021	2020
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(13)	$(33)	$(249)
State and other income tax	(2)	(12)	4
Total current income taxes	(15)	(45)	(245)
Deferred income tax expense (benefit)
Federal	(13)	(42)	227
State and other income tax	57	(43)	55
Total deferred income taxes	44	(85)	282
	$29	$(130)	$37

	2022	2021	2020
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$1	$(11)	$15
State and other income tax	—	(7)	5
Total current income taxes	1	(18)	20
Deferred income tax expense (benefit)
Federal	(46)	47	30
State and other income tax	71	75	59
Total deferred income taxes	25	122	89
	$26	$104	$109
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrants' Consolidated Financial Statements.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2022	2021	2022	2021
	(In millions)
Property, plant, and equipment	$(3,897)	$(3,826)	$(3,188)	$(3,164)
Regulatory assets and liabilities	(493)	(124)	(589)	(230)
Tax credit carry-forwards	1,378	1,260	487	379
Pension and benefits	111	102	103	127
Federal net operating loss carry-forward	266	199	58	5
State and local net operating loss carry-forwards	97	73	38	15
Investments in equity method investees	65	59	—	(1)
Other	137	145	145	128
	(2,336)	(2,112)	(2,946)	(2,741)
Less: Valuation allowance	(58)	(51)	—	—
Long-term deferred income tax liabilities	$(2,394)	$(2,163)	$(2,946)	$(2,741)

Deferred income tax assets	$2,317	$2,224	$1,081	$988
Deferred income tax liabilities	(4,711)	(4,387)	(4,027)	(3,729)
	$(2,394)	$(2,163)	$(2,946)	$(2,741)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Tax credit carry-forwards for DTE Energy include $1.4 billion of general business credits that expire from 2032 through 2042. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Energy has a pre-tax federal net operating loss carry-forward of $1.3 billion as of December 31, 2022. The net operating loss carry-forwards generated in 2015 and 2016 will expire in 2035 and 2036 respectively, and the net operating loss carry-forwards generated in 2018 and subsequent years can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $97 million and $73 million at December 31, 2022 and 2021, respectively. Most of the state and local net operating loss carry-forwards expire from 2023 through 2042 with the remainder being carried forward indefinitely.
DTE Energy has recorded valuation allowances of $58 million and $51 million at December 31, 2022 and 2021, respectively, including $31 million and $29 million for the respective periods related to the state net operating loss carryforwards noted above. The remaining valuation allowances are related to charitable contribution carryforwards. The change in balances in 2022 includes establishing a valuation allowance of $9 million based on a change in expected ability to utilize certain of these charitable contribution carryforwards.
In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Tax credit carry-forwards for DTE Electric include $487 million of general business credits that expire from 2036 through 2042. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has a pre-tax federal net operating loss carry-forward of $276 million as of December 31, 2022 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has $38 million and $15 million in state and local deferred tax assets related to net operating loss carry-forwards at December 31, 2022 and 2021, respectively, which will expire from 2030 through 2042. No valuation allowance is required for the state and local net operating loss deferred tax assets.
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. Investment tax credits are generally deferred and amortized to income over the average life of the related property.
Inflation Reduction Act
During the third quarter 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA included several new tax provisions, including a corporate alternative minimum tax and various tax incentives for energy and climate initiatives. Enactment of this legislation did not impact the Registrants' financial statements for the period ended December 31, 2022. The Registrants do not expect the legislation to have a significant impact in the near term and continue to assess any potential long-term impacts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2022	2021	2020
DTE Energy	(In millions)
Balance at January 1	$10	$10	$10
Additions for tax positions of prior years	5	—	—
Reductions for tax positions of prior years	(2)	—	—
Balance at December 31	$13	$10	$10

	2022	2021	2020
DTE Electric	(In millions)
Balance at January 1	$13	$13	$13
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Balance at December 31	$13	$13	$13
If recognized, all of the Registrants' unrecognized tax benefits would favorably impact their effective tax rate. DTE Energy believes it is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months by $13 million due to anticipated settlements with tax authorities, comprised of $5 million related to a federal refund claim and $8 million related to state exposures.
DTE Electric believes it is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months by $13 million due to an anticipated settlement with tax authorities related to state exposures.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on the Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $5 million at December 31, 2022 and 2021. DTE Energy recognized a nominal amount of interest expense related to income taxes in 2022 and 2021 and $1 million in 2020. DTE Energy has not accrued any penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $8 million at December 31, 2022 and $7 million at December 31, 2021. DTE Electric recognized interest expense related to income taxes of $1 million in 2022, 2021, and 2020. DTE Electric has not accrued any penalties pertaining to income taxes.
In 2022, DTE Energy, including DTE Electric, settled a federal tax audit for the 2020 tax year. DTE Energy's federal income tax returns for 2021 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax returns for the years 2008-2011 and Michigan Corporate Income Tax returns for the year 2017 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy's participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units and performance shares do not receive cash dividends; as such, these awards are not considered participating securities. For additional information regarding equity units and performance shares, see Notes 14 and 21 to the Consolidated Financial Statements, "Long-Term Debt" and "Stock-Based Compensation," respectively.
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2022	2021	2020
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$1,083	$796	$1,054
Less: Allocation of earnings to net restricted stock awards	3	2	2
	$1,080	$794	$1,052
Net Income Attributable to DTE Energy Company — discontinued operations	—	111	314
Net income available to common shareholders — basic	$1,080	$905	$1,366

Average number of common shares outstanding — basic	195	193	193

Income from continuing operations	$5.53	$4.11	$5.46
Income from discontinued operations	—	0.57	1.63
Basic Earnings per Common Share	$5.53	$4.68	$7.09

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$1,083	$796	$1,054
Less: Allocation of earnings to net restricted stock awards	3	2	2
	$1,080	$794	$1,052
Net Income Attributable to DTE Energy Company — discontinued operations	—	111	314
Net income available to common shareholders — diluted	$1,080	$905	$1,366

Average number of common shares outstanding — basic	195	193	193
Average dilutive equity units and performance share awards	1	1	—
Average number of common shares outstanding — diluted	196	194	193

Income from continuing operations	$5.52	$4.10	$5.45
Income from discontinued operations	—	0.57	1.63
Diluted Earnings per Common Share(a)	$5.52	$4.67	$7.08
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 11.5 million and 10.3 million for the years ended December 31, 2021 and 2020, respectively, as the dilutive stock price threshold was not met. These equity units were settled in November 2022 resulting in the issuance of common stock. For more information regarding equity units, see Note 14 to the Consolidated Financial Statements, "Long-Term Debt."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2022 and 2021. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	December 31, 2022						December 31, 2021
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$10	$—	$—	$—	$—	$10	$4	$—	$—	$—	$—	$4
Nuclear decommissioning trusts
Equity securities	701	—	—	138	—	839	917	—	—	190	—	1,107
Fixed income securities	115	359	—	89	—	563	124	418	—	102	—	644
Private equity and other	—	—	—	262	—	262	—	—	—	205	—	205
Hedge funds and similar investments	78	41	—	—	—	119	58	18	—	—	—	76
Cash equivalents	42	—	—	—	—	42	39	—	—	—	—	39
Other investments(d)
Equity securities	56	—	—	—	—	56	68	—	—	—	—	68
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	72	—	—	—	—	72	86	—	—	—	—	86
Derivative assets
Commodity contracts(e)
Natural gas	426	183	135	—	(649)	95	273	115	66	—	(394)	60
Electricity	—	720	243	—	(643)	320	—	500	143	—	(441)	202
Environmental & Other	—	201	12	—	(196)	17	—	285	9	—	(285)	9
Other contracts	—	2	—	—	(1)	1	—	—	—	—	—	—
Total derivative assets	426	1,106	390	—	(1,489)	433	273	900	218	—	(1,120)	271
Total	$1,507	$1,506	$390	$489	$(1,489)	$2,403	$1,576	$1,336	$218	$497	$(1,120)	$2,507
Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(297)	$(331)	$(390)	$—	$645	$(373)	$(177)	$(172)	$(245)	$—	$347	$(247)
Electricity	—	(659)	(276)	—	665	(270)	—	(434)	(188)	—	443	(179)
Environmental & Other	—	(213)	(1)	—	201	(13)	—	(288)	—	—	288	—
Other contracts	—	(2)	—	—	1	(1)	—	(4)	—	—	—	(4)
Total	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,210	$301	$(277)	$489	$23	$1,746	$1,399	$438	$(215)	$497	$(42)	$2,077

Assets
Current	$360	$881	$286	$—	$(1,189)	$338	$227	$646	$166	$—	$(854)	$185
Noncurrent	1,147	625	104	489	(300)	2,065	1,349	690	52	497	(266)	2,322
Total Assets	$1,507	$1,506	$390	$489	$(1,489)	$2,403	$1,576	$1,336	$218	$497	$(1,120)	$2,507
Liabilities
Current	$(273)	$(876)	$(386)	$—	$1,193	$(342)	$(168)	$(609)	$(260)	$—	$799	$(238)
Noncurrent	(24)	(329)	(281)	—	319	(315)	(9)	(289)	(173)	—	279	(192)
Total Liabilities	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)	$(177)	$(898)	$(433)	$—	$1,078	$(430)
Net Assets (Liabilities) at end of period	$1,210	$301	$(277)	$489	$23	$1,746	$1,399	$438	$(215)	$497	$(42)	$2,077
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $10 million and $1 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at December 31, 2022 and December 31, 2021, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2022					December 31, 2021
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$9	$—	$—	$—	$9	$—	$—	$—	$—	$—
Nuclear decommissioning trusts
Equity securities	701	—	—	138	839	917	—	—	190	1,107
Fixed income securities	115	359	—	89	563	124	418	—	102	644
Private equity and other	—	—	—	262	262	—	—	—	205	205
Hedge funds and similar investments	78	41	—	—	119	58	18	—	—	76
Cash equivalents	42	—	—	—	42	39	—	—	—	39
Other investments
Equity securities	16	—	—	—	16	20	—	—	—	20
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	11	—	11	—	—	9	—	9
Total	$972	$400	$11	$489	$1,872	$1,169	$436	$9	$497	$2,111

Assets
Current	$9	$—	$11	$—	$20	$—	$—	$9	$—	$9
Noncurrent	963	400	—	489	1,852	1,169	436	—	497	2,102
Total Assets	$972	$400	$11	$489	$1,872	$1,169	$436	$9	$497	$2,111
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $9 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at December 31, 2022.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $177 million and $199 million as of December 31, 2022 and 2021, respectively.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(179)	$(45)	$9	$(215)	$(16)	$10	$4	$(2)
Transfers from Level 3 into Level 2	5	1	—	6	—	—	—	—
Total gains (losses)
Included in earnings(a)	(410)	97	2	(311)	(343)	54	—	(289)
Recorded in Regulatory liabilities	—	—	21	21	—	—	19	19
Purchases, issuances, and settlements:
Settlements	329	(86)	(21)	222	180	(109)	(14)	57
Net Assets (Liabilities) as of December 31	$(255)	$(33)	$11	$(277)	$(179)	$(45)	$9	$(215)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31(a)	$(215)	$50	$(111)	$(276)	$(208)	$4	$(72)	$(276)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$—	$—	$11	$11	$—	$—	$9	$9
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2022	2021
	(In millions)
Net Assets as of January 1	$9	$4
Total gains recorded in Regulatory liabilities	21	19
Purchases, issuances, and settlements:
Settlements	(19)	(14)
Net Assets as of December 31	$11	$9
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$11	$9
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the years ended December 31, 2022 and 2021.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$135	$(390)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.91)	—	$39.94	/MMBtu	$0.18	/MMBtu
Electricity	$243	$(276)	Discounted Cash Flow	Forward basis price (per MWh)	$(29.41)	—	$15.00	/MWh	$(3.04)	/MWh

	December 31, 2021
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$66	$(245)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36)	—	$3.82	/MMBtu	$(0.04)	/MMBtu
Electricity	$143	$(188)	Discounted Cash Flow	Forward basis price (per MWh)	$(11.70)	—	$6.65	/MWh	$(2.01)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$80	$—	$—	$82	$150	$—	$—	$167
Short-term borrowings	$1,162	$—	$1,162	$—	$758	$—	$758	$—
Notes payable(b)	$18	$—	$—	$18	$27	$—	$—	$27
Long-term debt(c)	$17,978	$710	$14,084	$1,199	$17,378	$2,284	$15,425	$1,207
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$17	$—	$—	$17	$17	$—	$—	$17
Short-term borrowings — affiliates	$27	$—	$—	$27	$53	$—	$—	$53
Short-term borrowings — other	$568	$—	$568	$—	$153	$—	$153	$—
Notes payable(b)	$17	$—	$—	$17	$27	$—	$—	$27
Long-term debt(c)	$9,696	$—	$8,289	$128	$8,907	$—	$9,898	$150
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2022	2021
	(In millions)
Fermi 2	$1,807	$2,051
Fermi 1	3	3
Low-level radioactive waste	15	17
	$1,825	$2,071

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Realized gains	$71	$95	$192
Realized losses	$(53)	$(12)	$(111)
Proceeds from sale of securities	$879	$1,047	$2,350
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2022			December 31, 2021
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$839	$342	$(23)	$1,107	$546	$(9)
Fixed income securities	563	1	(56)	644	23	(6)
Private equity and other	262	63	(5)	205	58	(8)
Hedge funds and similar investments	119	—	(18)	76	1	(2)
Cash equivalents	42	—	—	39	—	—
	$1,825	$406	$(102)	$2,071	$628	$(25)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2022
(In millions)
Due within one year	$19
Due after one through five years	112
Due after five through ten years	97
Due after ten years	246
$474
Fixed income securities held in nuclear decommissioning trust funds include $89 million of non-publicly traded commingled funds that do not have a contractual maturity date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Securities
At December 31, 2022 and 2021, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. The following table summarizes the Registrants' gains (losses) related to the trust:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Gains (losses) related to equity securities	$(4)	$7	$(1)
Gains (losses) related to fixed income securities	(1)	—	(2)
	$(5)	$7	$(3)

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
DTE Vantage — This segment manages and operates renewable gas recovery projects, power generation assets, and other customer specific energy solutions. Long-term contracts and hedging instruments are used in the marketing and management of the segment assets. These contracts and hedging instruments are generally not derivatives and are therefore accounted for under the accrual method.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2022 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$1	$—	$—	$—
Foreign currency exchange contracts	—	(2)	—	(4)
Total derivatives designated as hedging instruments	$1	$(2)	$—	$(4)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$744	$(1,018)	$454	$(594)
Electricity	963	(935)	643	(622)
Environmental & Other	213	(214)	294	(288)
Foreign currency exchange contracts	1	—	—	—
Total derivatives not designated as hedging instruments	$1,921	$(2,167)	$1,391	$(1,504)

Current	$1,517	$(1,535)	$1,035	$(1,037)
Noncurrent	405	(634)	356	(471)
Total derivatives	$1,922	$(2,169)	$1,391	$(1,508)
The fair value of derivative instruments at DTE Electric was $11 million and $9 million at December 31, 2022 and 2021, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $81 million outstanding at December 31, 2022 and $18 million at December 31, 2021, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $82 million and $37 million at December 31, 2022 and 2021, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2022	2021
	(In millions)
Cash collateral netted against Derivative assets	$(90)	$(90)
Cash collateral netted against Derivative liabilities	113	48
Cash collateral recorded in Accounts receivable(a)	77	55
Cash collateral recorded in Accounts payable(a)	(27)	(21)
Total net cash collateral posted (received)	$73	$(8)
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2022			December 31, 2021
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$744	$(649)	$95	$454	$(394)	$60
Electricity	963	(643)	320	643	(441)	202
Environmental & Other	213	(196)	17	294	(285)	9
Interest rate contracts	1	—	1	—	—	—
Foreign currency exchange contracts	1	(1)	—	—	—	—
Total derivative assets	$1,922	$(1,489)	$433	$1,391	$(1,120)	$271

Derivative liabilities
Commodity contracts
Natural gas	$(1,018)	$645	$(373)	$(594)	$347	$(247)
Electricity	(935)	665	(270)	(622)	443	(179)
Environmental & Other	(214)	201	(13)	(288)	288	—
Foreign currency exchange contracts	(2)	1	(1)	(4)	—	(4)
Total derivative liabilities	$(2,169)	$1,512	$(657)	$(1,508)	$1,078	$(430)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2022				December 31, 2021
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$1,517	$405	$(1,535)	$(634)	$1,035	$356	$(1,037)	$(471)
Counterparty netting	(1,127)	(272)	1,127	272	(791)	(239)	791	239
Collateral adjustment	(62)	(28)	66	47	(63)	(27)	8	40
Total derivatives as reported	$328	$105	$(342)	$(315)	$181	$90	$(238)	$(192)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2022	2021	2020
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(235)	$(224)	$(70)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(108)	(89)	20
Electricity	Operating Revenues — Non-utility operations	221	169	91
Environmental & Other	Operating Revenues — Non-utility operations	13	(40)	(118)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	3	—	(6)
Total		$(106)	$(184)	$(83)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2022:

Commodity	Number of Units
Natural gas (MMBtu)	2,099,176,239
Electricity (MWh)	33,018,171
Oil (Gallons)	7,584,000
Foreign currency exchange ($ CAD)	164,965,288
FTR (MWh)	60,482
Renewable Energy Certificates (MWh)	7,340,257
Carbon emissions (Metric Ton)	140,639
Interest rate contracts ($ USD)	800,000,000
Various subsidiaries of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2022, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $571 million.
As of December 31, 2022, DTE Energy had $1.8 billion of derivatives in net liability positions, for which hard triggers exist. There is $150 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $1.4 billion. The net remaining amount of $247 million is derived from the $571 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 14 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2022	2021
			(In millions)
Mortgage bonds, notes, and other
DTE Energy debt, unsecured	3.4%	2023 — 2030	$5,105	$5,555
DTE Electric debt, principally secured	3.7%	2023 — 2052	9,572	8,988
DTE Gas debt, principally secured	4.0%	2023 — 2052	2,325	2,065
			17,002	16,608
Unamortized debt discount			(26)	(23)
Unamortized debt issuance costs			(92)	(90)
Long-term debt due within one year			(1,077)	(2,866)
			$15,807	$13,629
Securitization bonds(b)
DTE Electric securitization bonds	2.8%	2027 — 2036	$215	$—
Unamortized debt issuance costs			(4)
Long-term debt due within one year			(39)	—
			$172	$—
Junior Subordinated Debentures
Subordinated debentures	4.8%	2077 — 2081	$910	$910
Unamortized debt issuance costs			(27)	(27)
			$883	$883
_______________________________________
(a)Weighted average interest rate as of December 31, 2022.
(b)Bonds are held by DTE Securitization, a special purpose entity consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding DTE Securitization and restrictions related to these bonds.
DTE Electric's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2022	2021
			(In millions)
Mortgage bonds, notes, and other
Long-term debt, principally secured	3.7%	2023 — 2052	$9,572	$8,988
Unamortized debt discount			(22)	(19)
Unamortized debt issuance costs			(65)	(62)
Long-term debt due within one year			(203)	(316)
			$9,282	$8,591
Securitization bonds(b)
DTE Electric securitization bonds	2.8%	2027 — 2036	$215	$—
Unamortized debt issuance costs			(4)
Long-term debt due within one year			(39)	—
			$172	$—
_______________________________________
(a)Weighted average interest rate as of December 31, 2022.
(b)Bonds are held by DTE Securitization, a special purpose entity consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding DTE Securitization and restrictions related to these bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Issuances
In 2022, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage bonds(a)	3.00%	2032	$500
DTE Electric	February	Mortgage bonds(b)	3.65%	2052	400
DTE Electric	March	Securitization bonds(c)	2.64%	2027(d)	184
DTE Electric	March	Securitization bonds(c)	3.11%	2036(e)	52
DTE Energy	August	Term loan facility draw	Variable	2023	400
DTE Gas	September	Mortgage bonds(a)	4.76%	2032	130
DTE Gas	September	Mortgage bonds(a)	5.05%	2052	130
DTE Energy	November	Term loan facility draw	Variable	2023	200
DTE Energy	December	Term loan facility draw	Variable	2023	200
					$2,196
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
(c)Proceeds were used to reimburse DTE Electric for qualified costs previously incurred, including the net book value of the River Rouge generation plant, tree trimming surge program costs, and other qualified costs. The securitization financing order from the MPSC required that the net proceeds be subsequently applied by DTE Electric to retire existing debt or equity. Accordingly, DTE Electric used proceeds of $115 million towards retirement of the 2012 Series A Mortgage bonds noted in the Debt Redemptions table below and issued a one-time special dividend of $115 million to DTE Energy. Refer to Note 9 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.
(d)Principal payments on the bonds are being made semi-annually beginning December 2022, with the final payment scheduled for December 2026.
(e)Principal payments on the bonds will be made semi-annually beginning June 2027, with the final payment scheduled for December 2035.
In June 2022, DTE Energy entered into a $1.125 billion unsecured term loan with a maturity date of December 2023. Any borrowings on the loan were determined to be long-term debt, as the term of the facility exceeds one year. DTE Energy had mandatory draw obligations of at least $400 million within sixty days of closing and a total of $800 million within six months of closing. DTE Energy complied with these obligations, as noted in the table above. These draws are included in the current portion of long-term debt on DTE Energy's Consolidated Statements of Financial Position as of December 31, 2022. Borrowings under the term loan are for the general corporate purposes of DTE Energy and its subsidiaries, bearing interest at SOFR plus 0.90% per annum. Any unused capacity under the loan will terminate if not drawn by June 24, 2023.
Other terms of the loan are consistent with DTE Energy's unsecured revolving credit agreements. Refer to Note 16 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings," for additional information regarding the unsecured revolving credit agreements.
Debt Redemptions
In 2022, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds	2.65%	2022	$250
DTE Electric	September	Mortgage bonds	6.95%	2022	66
DTE Energy	November	Senior Notes	2.25%	2022	500
DTE Energy	November	Senior Notes	0.55%	2022	750
DTE Electric	December	Securitization Bonds	2.64%	2022	21
					$1,587

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$1,116	$2,416	$1,261	$819	$196	$12,319	$18,127
DTE Electric(b)	$242	$440	$391	$219	$5	$8,490	$9,787
_______________________________________
(a)Amounts include DTE Electric's scheduled debt maturities.
(b)Amounts include DTE Securitization scheduled debt maturities.
The following table shows scheduled interest payments related to the Registrants' long-term debt:

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$669	$601	$511	$495	$469	$7,712	$10,457
DTE Electric(b)	$357	$340	$325	$316	$310	$4,375	$6,023
_______________________________________
(a)Amounts include DTE Electric's scheduled interest payments.
(b)Amounts include DTE Securitization scheduled interest payments.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2022, no interest payments have been deferred on the Junior Subordinated Debentures.
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
In August 2022, DTE Energy remarketed the $1.3 billion 2019 Series F 2.25% RSNs pursuant to the terms of the 2019 equity units. DTE Energy elected to pull forward the maturity of the notes to November 1, 2024, compared to the original maturity date of November 1, 2025. As a result of the remarketing, the interest rate was reset to 4.22%, payable semi-annually at the new rate beginning August 8, 2022. At December 31, 2022, the notes are included in Mortgage, bonds, notes and other within DTE Energy's Consolidated Statements of Financial Position.
DTE Energy did not receive any proceeds for the remarketing. All proceeds belonged to the investors holding the 2019 equity units and were temporarily used to purchase a portfolio of treasury securities. The securities were released on behalf of investors on the related stock purchase contracts settlement date of November 1, 2022 to pay the purchase price to DTE Energy for the issuance of approximately 11.9 million shares of common stock. The proceeds DTE Energy received from the settlement of the purchase contract were primarily used to retire $1.25 billion of maturing debt on November 1, 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2022, the amount of authorized and unissued stock is as follows:

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
The unsecured revolving credit agreements, as amended in October 2022, require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2022, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.63 to 1, 0.51 to 1, and 0.49 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2022 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2027	$1,500	$800	$300	$2,600
Unsecured Canadian revolving credit facility, expiring May 2023	81	—	—	81
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facility, expiring June 2023	375	—	—	375
Unsecured letter of credit facility(a)	50	—	—	50
	2,156	800	300	3,256
Amounts outstanding at December 31, 2022
Revolver borrowings	81	—	—	81
Commercial paper issuances	271	568	242	1,081
Letters of credit	340	—	—	340
	692	568	242	1,502
Net availability at December 31, 2022	$1,464	$232	$58	$1,754
_______________________________________
(a)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
For DTE Energy, the weighted average interest rate for short-term borrowings was 4.6% and 0.3% at December 31, 2022 and 2021, respectively. For DTE Electric, the weighted average interest rate for short-term borrowings was 4.6% and 0.2% at December 31, 2022 and 2021, respectively. For information related to affiliate short-term borrowings, refer to Note 23 of the Consolidated Financial Statements, "Related Party Transactions."
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent which allows the right of setoff with posted collateral. At December 31, 2022, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $166 million and $103 million at December 31, 2022 and 2021, respectively, and were fully offset by posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.70 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2022, the effect of this provision was a restriction on dividend payments to no more than $2.8 billion of DTE Energy's Retained earnings of $3.8 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

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
The following is a summary of the components of lease cost for the years ended December 31:

	DTE Energy			DTE Electric
	2022	2021	2020	2022	2021	2020
	(In millions)
Operating lease cost	$18	$19	$21	$12	$14	$14
Finance lease cost:
Amortization of right-of-use assets	7	7	5	6	6	4
Interest of lease liabilities	1	1	—	—	—	—
Total finance lease cost	8	8	5	6	6	4
Variable lease cost	9	9	10	—	—	—
Short-term lease cost	19	14	11	10	6	6
	$54	$50	$47	$28	$26	$24
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to Other Assets.
The following is a summary of other information related to leases for the years ended December 31:

	DTE Energy			DTE Electric
	2022	2021	2020	2022	2021	2020
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$8	$8	$3	$7	$7	$2
Operating cash flows for operating leases	$17	$19	$22	$12	$14	$14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5	$5	$2	$2	$1	$—
Finance leases	$3	$3	$19	$1	$1	$14

Weighted Average Remaining Lease Term (Years)
Operating leases	12.8	12.7	12.1	11.1	10.3	10.4
Finance leases	8.2	7.8	7.6	1.1	2.1	3.1

Weighted Average Discount Rate
Operating leases	3.7%	3.6%	3.6%	3.4%	3.4%	3.3%
Finance leases	2.4%	2.2%	2.0%	1.0%	1.0%	1.0%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2022 are as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2023	$14	$8	$10	$6
2024	12	3	8	1
2025	9	1	6	—
2026	8	1	5	—
2027	7	1	4	—
2028 and thereafter	51	7	25	—
Total future minimum lease payments	101	21	58	7
Imputed interest	(20)	(2)	(10)	—
Lease liabilities	$81	$19	$48	$7
Finance leases reported on the Consolidated Statements of Financial Position are as follows for the years ended December 31:

	DTE Energy		DTE Electric
	2022	2021	2022	2021
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$19	$26	$6	$12
Current lease liabilities, within Current portion of long-term debt	$8	$8	$6	$6
Long-term lease liabilities	$11	$19	$1	$7
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
During the third quarter 2022, DTE Energy completed construction of and began operating energy infrastructure assets for another large industrial customer in Canada. Under the long-term agreement, the customer will have the option to purchase the assets at the end of the initial contract term in 2042. The customer may also elect to extend the term in 5 year increments and may purchase the assets during the extension period. DTE Energy has accounted for a portion of the agreement as a finance lease arrangement, recognizing an additional net investment of $67 million, subject to foreign currency translation adjustments.
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
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	2022	2021	2020
	(In millions)
Fixed payments	$15	$67	$57
Variable payments	67	131	124
	$82	$198	$181

Operating revenues	$82	$103	$99
Other income(a)	—	95	82
	$82	$198	$181
_______________________________________
(a)Decrease in 2022 is due to the closure of the REF business.
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2022 are as follows:

DTE Energy
(In millions)
2023	$15
2024	15
2025	15
2026	11
2027	10
2028 and thereafter	41
$107
Depreciation expense associated with DTE Energy's property under operating leases was $11 million, $22 million, and $24 million for the years ended December 31, 2022, 2021, and 2020 respectively.
The following is a summary of property under operating leases for DTE Energy as of December 31:

	2022	2021
	(In millions)
Gross property under operating leases	$282	$341
Accumulated amortization of property under operating leases	$128	$181

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The components of DTE Energy’s net investment in finance leases for remaining periods as of December 31, 2022 are as follows:

DTE Energy
(In millions)
2023	$34
2024	34
2025	34
2026	34
2027	33
2028 and thereafter	421
Total minimum future lease receipts	590
Residual value of leased pipeline	17
Less unearned income	315
Net investment in finance lease	292
Less current portion	7
$285
Interest income recognized under finance leases was $24 million, $17 million, and $16 million for the years ended December 31, 2022, 2021, and 2020, respectively. During 2020, DTE Energy also recognized $11 million of profit from the sale of membership interests in the REF business accounted for as a finance lease arrangement.

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
In addition to the GHG standards for existing EGUs, in December 2018, the EPA issued proposed revisions to the carbon dioxide performance standards for new, modified, or reconstructed fossil-fuel fired EGUs. The rule was finalized on January 13, 2021 and immediately challenged. An order vacating the rule was filed by the D.C. Circuit Court of Appeals on April 5, 2021. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new, modified, or reconstructed gas generation is expected to be able to comply with the respective standards.
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
Water — In response to EPA regulations and in accordance with the Clean Water Act section 316(b), DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014 which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has completed the required studies and submitted reports for most of its generation plants, and a final study is in-process for Monroe power plant. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on determining whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rule making at this time.
As part of the Monroe power plant NPDES permit, EGLE has added requirements to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations. DTE Electric will evaluate the impacts of the thermal discharge on a balanced indigenous biological community and submit a biological demonstration study plan to EGLE. After approval by EGLE and completion of field sampling, data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and that site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2022 and 2021, DTE Electric had $10 million and $14 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
DTE Electric submitted applications to the EPA that support continued use of all impoundments through their active lives. The forced closure date of April 11, 2021 was effectively delayed, pending the EPA completing review of the applications. On September 1, 2022, DTE Electric ceased receipt of CCR and non-CCR waste streams at the St. Clair power plant bottom ash basins and initiated closure. Therefore, DTE Electric withdrew the Part A rule demonstration for St. Clair, as it was no longer necessary for the EPA to issue an extension of the April 11, 2021 deadline to cease receipt of waste.
On January 25, 2023, DTE Electric received notice of the EPA's proposed denial of Part B applications. DTE Electric will provide additional information to the EPA in the public comment period. If the EPA's final decision remains unchanged, DTE Electric does not expect the denied applications to have a significant operational or financial impact; however, DTE Electric is continuing to review and analyze potential outcomes of this matter.
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
On August 3, 2021, the EPA initiated a new ELG rule making that will revisit some of the compliance requirements that were established in the 2020 Reconsideration Rule. The EPA plans to release a new proposed rule in the first quarter of 2023. The 2020 Reconsideration Rule remains in effect until that time.
DTE Electric continues to evaluate compliance strategies, technologies, and system designs for both FGD wastewater and bottom ash transport water system to achieve compliance with the EPA rules at the Monroe power plant.
DTE Electric has estimated the impact of the CCR and ELG rules to be $488 million of capital expenditures, including $423 million for 2023 through 2027.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2022 and 2021, DTE Gas had $23 million and $24 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
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
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2022 was $601 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at December 31, 2022. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2022, DTE Energy had $414 million of performance bonds outstanding, including $119 million for DTE Electric. Performance bonds are not individually material, except for $250 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 5,050 represented employees, including DTE Electric's approximately 2,600 represented employees. This represents 49% and 56% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 3% and 5% have contracts expiring within one year for DTE Energy and DTE Electric, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Purchase Commitments
As of December 31, 2022, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2023 through 2051, as detailed in the following tables:

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
DTE Energy	(In millions)
Long-term power purchase agreements(a)	$88	$104	$103	$103	$104	$885	$1,387
Other purchase commitments(b)	4,039	2,101	959	549	400	1,019	9,067
Total commitments	$4,127	$2,205	$1,062	$652	$504	$1,904	$10,454

	2023	2024	2025	2026	2027	2028 and Thereafter	Total
DTE Electric	(In millions)
Long-term power purchase agreements(a)	$93	$109	$108	$109	$109	$900	$1,428
Other purchase commitments(b)	703	524	332	124	80	203	1,966
Total commitments	$796	$633	$440	$233	$189	$1,103	$3,394
_______________________________________
(a)The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2047. DTE Electric's share of plant output ranges from 28% to 100%. Purchase commitments for DTE Electric include affiliate agreements with DTE Sustainable Generation that are eliminated in consolidation for DTE Energy.
(b)Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.
Utility capital expenditures and expenditures for non-utility businesses will be approximately $4.2 billion and $3.2 billion in 2023 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2023 annual capital expenditures.
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
In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. During September 2022, the motion to dismiss the complaint was denied. DTE Electric believes the outstanding counterclaims are without merit, but would be liable for 49% of the damages if approved. In October 2022, the combined parties submitted a joint discovery plan to proceed with the litigation process and a potential trial during the second half of 2024. DTE Electric cannot predict the financial impact or outcome of this matter.
Refer to the Ludington Accounting Application section within Note 9 to the Consolidated Financial Statements, "Regulatory Matters," for additional information regarding costs to address TAES defective work and potential regulatory accounting treatment.

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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $39 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement agreement, including extensions, has provided for a claims process and payment of delay-related costs experienced by DTE Electric through 2022, with additional extensions expected in 2023. DTE Electric's claims are being settled and paid on a timely basis. The settlement proceeds reduce the cost of the dry cask storage facility assets and provide reimbursement for related operating expenses.
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

NOTE 20 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
DTE Energy's subsidiary, DTE Energy Corporate Services, LLC, sponsors defined benefit pension plans and other postretirement benefit plans covering certain employees of the Registrants. Plan participants of all plans are solely DTE Energy and affiliate participants.
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2022:

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
_____________________________________
(a)Sponsored by Shenango, LLC
(b)Sponsored by DTE Energy Company
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are primarily sponsored by the LLC. DTE Electric accounts for its participation in DTE Energy's qualified and non-qualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is that assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. For service costs recognized in earnings, these costs have historically been presented in Operation and maintenance in the Registrants' Consolidated Statements of Operations. For non-service costs recognized in earnings, these costs have historically been presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations and Operation and maintenance in the DTE Electric Consolidated Statements of Operations.
In November 2022, DTE Electric received a rate order from the MPSC approving the deferral of service costs and non-service costs that were previously being recognized in earnings. Therefore, the Registrants are recording these costs as Regulatory assets beginning in December 2022.
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
Net pension cost for DTE Energy includes the following components:

	2022	2021	2020
	(In millions)
Service cost	$95	$108	$99
Interest cost	166	158	186
Expected return on plan assets	(346)	(339)	(334)
Amortization of:
Net actuarial loss	115	196	171
Prior service cost (credit)	(1)	—	1
Settlements	94	16	25
Net pension cost	$123	$139	$148

	2022	2021
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$156	$(376)
Amortization of net actuarial loss and settlements	(209)	(209)
Prior service cost	—	4
Amortization of prior service (cost) credit	1	(3)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(52)	$(584)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$71	$(445)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2022	2021
	(In millions)
Accumulated benefit obligation, end of year	$4,078	$5,448
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$5,857	$6,304
Service cost	95	108
Interest cost	166	158
Plan amendments	—	4
Actuarial gain	(1,252)	(255)
Benefits paid	(278)	(414)
Settlements	(279)	(48)
Projected benefit obligation, end of year	$4,309	$5,857
Change in plan assets
Plan assets at fair value, beginning of year	$5,507	$5,497
Actual return on plan assets	(1,062)	460
Company contributions	9	12
Benefits paid	(278)	(414)
Settlements	(279)	(48)
Plan assets at fair value, end of year	$3,897	$5,507
Funded status	$(412)	$(350)
Amount recorded as:
Current liabilities	$(34)	$(11)
Noncurrent liabilities	(378)	(339)
	$(412)	$(350)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$85	$126
Prior service cost	—	1
	$85	$127
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,369	$1,381
Prior service credit	(7)	(9)
	$1,362	$1,372
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."

The decrease in DTE Energy's pension benefit obligation for the year ended December 31, 2022 was primarily due to an actuarial gain driven by an increase in discount rates, as well as settlements arising from higher lump-sum payments to retirees during the year. The decrease in the pension benefit obligation in 2021 was primarily due to an actuarial gain driven by an increase in discount rates.
The Registrants’ policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. In 2022, DTE Gas transferred $50 million of qualified pension plan funds to DTE Electric in exchange for cash consideration. There were no other transfers or contributions made to the qualified pension plans in 2022 and 2021. DTE Energy and DTE Electric had contributions of $92 million and $60 million in 2020, respectively.
DTE Energy anticipates an additional transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric in 2023. DTE Energy does not anticipate making any contributions to the qualified pension plans in 2023, subject to management discretion and any changes in financial market conditions.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets, operation and maintenance expense, other income and deductions, and capital expenditures were $101 million, $107 million, and $106 million for the years ended December 31, 2022, 2021, and 2020, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
At December 31, 2022, the benefits related to DTE Energy's qualified and non-qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2023	$344
2024	319
2025	328
2026	323
2027	323
2028-2032	1,616
Total	$3,253
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2022	2021	2020
Projected benefit obligation
Discount rate	5.19%	2.91%	2.57%
Rate of compensation increase	3.80%	3.80%	3.80%
Cash balance interest crediting rate	3.40%	2.40%	2.00%
Net pension costs
Discount rate	2.91%	2.57%	3.28%
Rate of compensation increase	3.80%	3.80%	3.85%
Expected long-term rate of return on plan assets	6.80%	7.00%	7.10%
Cash balance interest crediting rate	2.40%	2.00%	3.30%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have a long-term rate of return assumption for the pension plans of 7.60% for 2023. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Target allocations for DTE Energy's pension plan assets as of December 31, 2022 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	15%
U.S. Small Cap and Mid Cap Equity Securities	3
Non-U.S. Equity Securities	12
Fixed Income Securities	48
Hedge Funds and Similar Investments	9
Private Equity and Other	13
100%
The following table provides the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2022 and 2021(a):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$77	$—	$—	$77	$112	$—	$—	$112
Equity Securities
Domestic(d)	—	—	483	483	155	—	758	913
International(e)	65	—	416	481	88	—	588	676
Fixed Income Securities
Governmental(f)	506	77	—	583	943	83	—	1,026
Corporate(g)	—	1,203	—	1,203	—	1,466	—	1,466
Hedge Funds and Similar Investments(h)	86	50	185	321	139	63	365	567
Private Equity and Other(i)	—	—	749	749	—	—	747	747
DTE Energy Total	$734	$1,330	$1,833	$3,897	$1,437	$1,612	$2,458	$5,507
_______________________________________
(a)For a description of levels within the fair value hierarchy, see Note 12 to the Consolidated Financial Statements, "Fair Value."
(b)Amounts represent assets valued at NAV as a practical expedient for fair value.
(c)This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category is obtained from quoted prices in actively traded markets.
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
(h)This category utilizes a diversified group of strategies that attempt to capture uncorrelated sources of return and includes publicly traded mutual funds, insurance-linked and asset-backed securities, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Pricing for insurance-linked and asset-backed securities is obtained from quotations from broker or pricing services. Commingled funds and limited partnership funds are classified as NAV assets.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2022 and does not anticipate making any contributions to the trusts in 2023.
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

	2022	2021	2020
	(In millions)
DTE Energy	$16	$18	$15
DTE Electric	$7	$8	$7
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
Net other postretirement credit for DTE Energy includes the following components:

	2022	2021	2020
	(In millions)
Service cost	$27	$30	$26
Interest cost	48	46	56
Expected return on plan assets	(126)	(129)	(128)
Amortization of:
Net actuarial loss	4	13	16
Prior service credit	(19)	(19)	(19)
Net other postretirement credit	$(66)	$(59)	$(49)

	2022	2021
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$90	$(113)
Amortization of net actuarial loss	(4)	(13)
Prior service cost	1	1
Amortization of prior service credit	19	19
Total recognized in Regulatory assets and Other comprehensive income (loss)	$106	$(106)
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$40	$(165)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Net other postretirement credit for DTE Electric includes the following components:

	2022	2021	2020
	(In millions)
Service cost	$20	$23	$20
Interest cost	37	35	43
Expected return on plan assets	(85)	(86)	(87)
Amortization of:
Net actuarial loss	5	11	11
Prior service credit	(14)	(14)	(14)
Net other postretirement credit	$(37)	$(31)	$(27)

	2022	2021
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial (gain) loss	$24	$(84)
Amortization of net actuarial loss	(5)	(11)
Amortization of prior service credit	14	14
Total recognized in Regulatory assets	$33	$(81)
Total recognized in net periodic benefit cost and Regulatory assets	$(4)	$(112)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2022	2021	2022	2021
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,702	$1,807	$1,293	$1,369
Service cost	27	30	20	23
Interest cost	48	46	37	35
Plan amendments	—	1	—	—
Actuarial gain	(395)	(100)	(301)	(73)
Benefits paid	(89)	(82)	(67)	(61)
Accumulated postretirement benefit obligation, end of year	$1,293	$1,702	$982	$1,293
Change in plan assets
Plan assets at fair value, beginning of year	$2,021	$1,960	$1,355	$1,320
Actual return on plan assets	(359)	142	(239)	96
Benefits paid	(85)	(81)	(64)	(61)
Plan assets at fair value, end of year	$1,577	$2,021	$1,052	$1,355
Funded status	$284	$319	$70	$62
Amount recorded as:
Noncurrent assets	$571	$678	$345	$402
Current liabilities	—	(1)	—	—
Noncurrent liabilities	(287)	(358)	(275)	(340)
	$284	$319	$70	$62
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial gain	$(14)	$(1)	$—	$—

Amounts recognized in Regulatory assets(a)
Net actuarial loss	$201	$102	$80	$61
Prior service credit	(29)	(49)	(20)	(34)
	$172	$53	$60	$27
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The decreases in the Registrants' other postretirement benefit obligations for the years ended December 31, 2022 and 2021 were primarily due to actuarial gains driven by increases in discount rates for both periods.
The following table reflects other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets as of December 31:

	DTE Energy		DTE Electric
	2022	2021	2022	2021
	(In millions)
Accumulated postretirement benefit obligation	$625	$822	$591	$775
Fair value of plan assets	338	463	316	435
Accumulated postretirement benefit obligation in excess of plan assets	$287	$359	$275	$340

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2022, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2023	$84	$64
2024	89	67
2025	90	68
2026	91	69
2027	94	71
2028-2032	488	371
Total	$936	$710
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2022	2021	2020
Accumulated postretirement benefit obligation
Discount rate	5.19%	2.91%	2.58%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2035	2034	2033
Other postretirement benefit costs
Discount rate	2.91%	2.58%	3.29%
Expected long-term rate of return on plan assets	6.40%	6.70%	7.20%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2034	2033	2032
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans. As a result of this process, the Registrants have a long-term rate of return assumption for the other postretirement benefit plans of 7.20% for 2023. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2022 are listed below:

U.S. Large Cap Equity Securities	5%
U.S. Small Cap and Mid Cap Equity Securities	1
Non-U.S. Equity Securities	4
Fixed Income Securities	61
Hedge Funds and Similar Investments	9
Private Equity and Other	20
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2022 and 2021(a):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$35	$—	$—	$35	$39	$—	$—	$39
Equity Securities
Domestic(d)	—	—	78	78	27	—	199	226
International(e)	9	—	61	70	27	—	141	168
Fixed Income Securities
Governmental(f)	264	32	—	296	343	32	—	375
Corporate(g)	—	396	194	590	—	355	271	626
Hedge Funds and Similar Investments(h)	31	22	94	147	58	26	120	204
Private Equity and Other(i)	—	—	361	361	—	—	383	383
DTE Energy Total	$339	$450	$788	$1,577	$494	$413	$1,114	$2,021

DTE Electric asset category:
Short-term Investments(c)	$23	$—	$—	$23	$26	$—	$—	$26
Equity Securities
Domestic(d)	—	—	50	50	18	—	132	150
International(e)	5	—	39	44	18	—	93	111
Fixed Income Securities
Governmental(f)	178	21	—	199	230	21	—	251
Corporate(g)	—	262	134	396	—	235	187	422
Hedge Funds and Similar Investments(h)	20	15	63	98	39	17	81	137
Private Equity and Other(i)	—	—	242	242	—	—	258	258
DTE Electric Total	$226	$298	$528	$1,052	$331	$273	$751	$1,355
_______________________________________
(a)For a description of levels within the fair value hierarchy see Note 12 to the Consolidated Financial Statements, "Fair Value."
(b)Amounts represent assets valued at NAV as a practical expedient for fair value.
(c)This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category is obtained from quoted prices in actively traded markets.
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
(h)This category utilizes a diversified group of strategies that attempt to capture uncorrelated sources of return and includes publicly traded mutual funds, insurance-linked and asset-backed securities, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Pricing for insurance-linked and asset-backed securities is obtained from quotations from broker or pricing services. Commingled funds and limited partnership funds are classified as NAV assets.
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
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $73 million, $70 million, and $73 million for the years ended December 31, 2022, 2021, and 2020, respectively. For DTE Electric, the cost of these plans was $35 million, $34 million, and $34 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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
DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2022	2021	2020
	(In millions)
Stock-based compensation expense	$62	$71	$63
Tax benefit	$11	$13	$12
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
The fair value of awards vested were not material for the years ended December 31, 2022, 2021, and 2020. Compensation cost charged against income was $15 million, $14 million, and $13 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2022, 2021, and 2020 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded activity relating to performance share awards as follows:

	2022	2021	2020
	(In millions, except per share amounts)
Weighted average grant date fair value of awards granted (per share)	$120.25	$118.43	$129.68
Awards settled in cash(a)	$10	$12	$21
Awards settled in stock(a)	$72	$74	$53
Compensation expense	$47	$58	$50
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2022:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	1,102,617	$120.33
Grants	393,789	$120.25
Forfeitures	(69,370)	$111.89
Payouts	(408,979)	$120.23
Balance at December 31, 2022	1,018,057	$120.91

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Unrecognized Compensation Costs
As of December 31, 2022, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$20	1.50
Performance shares	50	1.14
	$70	1.22
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2022, 2021, and 2020 for stock-based compensation expense was $40 million, $45 million, and $37 million, respectively.

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
DTE Vantage is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage formerly included projects that produced reduced emissions fuel; however, these projects were closed as planned in 2022 upon REF facilities exhausting their eligibility for generating production tax credits.
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

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Electric(a)	$71	$64	$61
Gas	13	14	16
DTE Vantage	78	575	464
Energy Trading	102	56	31
Corporate and Other	—	2	2
	$264	$711	$574
_______________________________________
(a)Inter-segment billing for the Electric segment includes $6 million, $4 million, and $2 million relating to Non-utility operations for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Financial data of DTE Energy's business segments follows:

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2022
Operating Revenues — Utility operations	$6,397	1,924	—	—	—	(78)	$8,243
Operating Revenues — Non-utility operations	$15	—	848	10,308	—	(186)	$10,985
Depreciation and amortization	$1,218	192	52	5	1	—	$1,468
Interest expense	$372	91	15	17	210	(30)	$675
Interest income	$(8)	(8)	(28)	(6)	(26)	30	$(46)
Equity earnings (losses) of equity method investees	$—	2	—	—	(16)	—	$(14)
Income Tax Expense (Benefit)	$25	88	18	(31)	(71)	—	$29
Net Income (Loss) Attributable to DTE Energy Company	$956	272	92	(92)	(145)	—	$1,083
Investment in equity method investees	$6	15	111	—	33	—	$165
Capital expenditures and acquisitions	$2,620	693	62	3	—	—	$3,378
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$30,342	7,321	1,077	1,385	4,409	(1,851)	$42,683

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other(a)	Reclassifications and Eliminations	Total from Continuing Operations	Discontinued Operations	Total
	(In millions)
2021
Operating Revenues — Utility operations	$5,809	1,553	—	—	—	(74)	$7,288
Operating Revenues — Non-utility operations	$12	—	1,482	6,831	2	(651)	$7,676
Depreciation and amortization	$1,122	177	71	6	1	—	$1,377
Interest expense	$338	81	28	5	270	(92)	$630
Interest income	$—	(6)	(23)	(1)	(84)	92	$(22)
Equity earnings of equity method investees	$—	1	8	—	29	—	$38
Income Tax Expense (Benefit)	$104	38	(31)	(27)	(214)	—	$(130)
Net Income (Loss) Attributable to DTE Energy Company	$864	214	168	(83)	(367)	—	$796	111	$907
Investment in equity method investees	$6	13	118	—	50	—	$187
Capital expenditures and acquisitions	$3,016	621	69	6	—	—	$3,712	60	$3,772
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$28,524	6,729	983	1,174	4,281	(1,972)	$39,719	—	$39,719
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

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total from Continuing Operations	Discontinued Operations	Total
	(In millions)
2020
Operating Revenues — Utility operations	$5,506	1,414	—	—	—	(75)	$6,845
Operating Revenues — Non-utility operations	$14	—	1,224	3,863	2	(525)	$4,578
Depreciation and amortization	$1,057	157	72	5	1	—	$1,292
Interest expense	$337	80	37	6	325	(184)	$601
Interest income	$(4)	(5)	(22)	(2)	(180)	184	$(29)
Equity earnings of equity method investees	$—	1	17	—	8	—	$26
Income Tax Expense (Benefit)	$108	48	(40)	12	(91)	—	$37
Net Income (Loss) Attributable to DTE Energy Company	$777	186	134	36	(79)	—	$1,054	314	$1,368
Investment in equity method investees	$6	12	125	—	34	—	$177
Capital expenditures and acquisitions	$2,701	574	186	5	—	—	$3,466	517	$3,983
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$26,588	6,339	696	807	5,063	(2,073)	$37,420	8,076	$45,496

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Reclassifications and Eliminations include $14 million and $26 million of Operating Revenues — Non-utility operations for the years ended December 31, 2021 and 2020, respectively, for eliminations related to DTE Energy's prior Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

NOTE 23 — RELATED PARTY TRANSACTIONS
DTE Electric has agreements with affiliated companies to buy and sell power, and for the purchase and transportation of fuel for use at its natural gas-fired combined cycle plant and other generation facilities. DTE Electric also has agreements with certain DTE Energy affiliates where it charges the affiliates for their use of the shared capital assets of DTE Electric. Various other corporate support expenses are accumulated by a shared services company and charged to various subsidiaries of DTE Energy, including DTE Electric.
The following is a summary of DTE Electric's transactions with affiliated companies:

	2022	2021	2020
	(In millions)
Revenues and Other Income
Energy sales	$8	$9	$8
Other services and interest	$—	$2	$2
Shared capital assets	$57	$49	$47
Costs
Fuel and purchased power	$58	$13	$16
Other services and interest	$1	$—	$1
Corporate expenses	$379	$391	$367
Other
Dividends declared	$763	$588	$539
Dividends paid	$763	$588	$539
Capital contribution from DTE Energy	$600	$555	$636
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest based on monthly commercial paper rates. The weighted average interest rate for DTE Electric's affiliate borrowings was 4.4% and 0.2% at December 31, 2022 and 2021, respectively. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2022 and 2021.
DTE Electric made charitable contributions to the DTE Energy Foundation of $2 million and $20 million for the years ended 2021 and 2020, respectively. There were no contributions for the year ended December 31, 2022. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 24 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The Registrants have adopted the SEC amendment to Regulation S-K Item 302(a) which requires disclosure of supplemental quarterly financial data only if material retrospective adjustments have been applied. Disclosure is not required for the current period as no retrospective adjustments have been applied.

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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be held May 4, 2023. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.
Information required of DTE Electric by Part III (Items 10, 11, 12, and 13) of this Form 10-K is omitted per General Instruction I(2)(c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

Item 10. Directors, Executive Officers, and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
DTE Electric
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of DTE Electric’s consolidated annual financial statements for the years ended December 31, 2022 and 2021 and fees billed for other services rendered by PwC during those periods.

	2022	2021
Audit fees(a)	$1,535,000	$1,579,000
Audit-related fees(b)	267,000	87,000
Total	$1,802,000	$1,666,000
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

Part IV
Item 15. Exhibits
A.The following documents are filed as part of this Annual Report on Form 10-K.
(a)Consolidated Financial Statements. See "Item 8 — Financial Statements and Supplementary Data."
(b)Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

21.1	Subsidiaries of DTE Energy	X

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Consent of PricewaterhouseCoopers LLP		X

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

3(a)	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to DTE Energy’s Form 8-K dated September 17, 2015).	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

Exhibit Number	Description	DTE Energy	DTE Electric

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

4(a)
Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Supplemental Indenture, dated as of September 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 5, 2016). (2016 Series C)
X

Supplemental Indenture, dated as of October 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy’s Form 8-K dated October 5, 2016). (2016 Series E)
X

Supplemental Indenture, dated as of March 1, 2017 to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-298 to DTE Energy's Form 10-Q for the quarter ended March 31, 2017). (2017 Series A)
X

Supplemental Indenture, dated as of November 1, 2017, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 17, 2017). (2017 Series E)
X

Supplemental Indenture dated as of June 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-306 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2019). (2019 Series C)
X

Supplemental Indenture, dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee creating the Remarketable Notes (Exhibit 4.1 to DTE Energy's Form 8-K dated November 1, 2019). (2019 Series F)
X

Supplemental Indenture dated as of August 1, 2022, to the Amended and Restated Indenture dated as of April 9, 2001 and amending the Series F Supplemental Indenture dated as of November 1, 2019, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2022) (2019 Series F)
X

Supplemental Indenture dated as of November 1, 2019, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-310 to DTE Energy’s Form 10-K for the year ended December 31, 2019). (2019 Series H)
X

Supplemental Indenture dated as of August 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 1924, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-318 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series F)
X

Supplemental Indenture, dated as of September 1, 2020, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 1, 2020). (2020 Series G)
X

Supplemental Indenture, dated as of November 1, 2021, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 24, 2021). (2021 Series E)
X

	Description of the Company’s Common Stock (Exhibit 4-311 to DTE Energy’s Form 10-K for the year ended December 31, 2019)	X

Exhibit Number	Description	DTE Energy	DTE Electric

	Description of the Company's 2017 Series E 5.25% Junior Subordinated Debentures due 2077 (Exhibit 4.1 to DTE Energy's Form 10-K for the year ended December 31, 2021)	X

	Description of the Company’s 2020 Series G 4.375% Junior Subordinated Debentures due 2080 (Exhibit 4.321 to DTE Energy’s Form 10-K for the year ended December 31, 2020)	X

	Description of the Company’s 2021 Series E 4.375% Junior Subordinated Debentures due 2081 (Exhibit 4.2 to DTE Energy’s Form 10-K for the year ended December 31, 2022)	X

4(b)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:	X	X

	Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-4609)). (amendment)	X	X

	Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-7136)). (amendment)	X	X

	Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-8290)). (amendment)	X	X

	Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-9226)). (amendment)	X	X

	Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison's Form 8-K dated September 11, 1957). (amendment)	X	X

	Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison's Registration Statement on Form S-9 (File No. 2-25664)). (amendment)	X	X

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

Supplemental Indenture dated as of June 20, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-279 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2012). (2012 Series B)
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

Supplemental Indenture dated as of February 1, 2022, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's and DTE Electric’s Form S-3 filed April 8, 2022) (2022 Series A and Green Series B)
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

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series C, D, and E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-297 to DTE Energy’s Form 10-K for the year ended December 31, 2016). (2016 First Mortgage Bonds Series G)
X

Forty-eighth Supplemental Indenture, dated as of September 1, 2017 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 10-108 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2017). (2017 First Mortgage Bonds Series C and D)
X

Forty-ninth Supplemental Indenture dated as of August 1, 2018, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-300 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series B and C)
X

Fiftieth Supplemental Indenture dated as of October 1, 2019, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-307 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2019). (2019 Series D and E)
X

Fifty-first Supplemental Indenture dated as of August 1, 2020, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-317 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series D and E)
X

Fifty-second Supplemental Indenture dated as of November 1, 2021, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee. (Exhibit 4.3 to DTE Energy’s Form 10-K for the year ended December 31, 2022) (2021 Series C and D)
X

Fifty-third Supplemental Indenture dated as of September 1, 2022, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4.2 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2022). (2022 Series C and D)
X

10(a)	Form of Indemnification Agreement between DTE Energy Company and each Executive Officer and non-employee Director (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)	X

10(b)	DTE Energy Company Annual Incentive Plan Restated Effective July 1, 2022 (Exhibit 10.5 to DTE Energy's 10-Q for the quarter ended June 30, 2022)	X

10(c)	DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 20, 2021 (Exhibit 4.3 to DTE Energy's Form S-8 filed on December 21, 2021)	X

10(d)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

Exhibit Number	Description	DTE Energy	DTE Electric

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 15, 2015)	X

10(e)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

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
X

10(f)	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.76 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated, effective as of January 1, 2005) dated as of March 19, 2013 (Exhibit 10.92 to Form DTE Energy’s 10-K for the year ended December 31, 2014)
X

Second Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated, effective as of January 1, 2005) dated as of November 11, 2014 (Exhibit 10.93 to DTE Energy’s Form 10-K for the year ended December 31, 2014)
X

Third Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of February 23, 2018 (Exhibit 10.7 to DTE Energy’s Form 10-K for the year ended December 31, 2021)
X

Fourth Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of November 16, 2021 (Exhibit 10.8 to DTE Energy’s Form 10-K for the year ended December 31, 2021)
X

10(g)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.77 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

	First Amendment to the DTE Energy Supplemental Savings Plan dated as of November 13, 2012 (Exhibit 10.81 to DTE Energy’s Form 10-K for the year ended December 31, 2012)	X

10(h)	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.78 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005, dated as of February 4, 2016 (Exhibit 10.98 to DTE Energy’s Form 10-K for the year ended December 31, 2015)
X

10(i)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors dated as of December 8, 2021 (Exhibit 10.6 to DTE Energy’s Form 10-K for the year ended December 31, 2021)	X

Exhibit Number	Description	DTE Energy	DTE Electric

10(j)
DTE Energy Company Plan for Deferring the Payment of Directors' Fees as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.79 to DTE Energy’s Form 10-K for the year ended December 31, 2008)
X

First Amendment, dated as of June 25, 2015, to the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (as Amended and Restated effective as of January 1, 2005) (Exhibit 10.95 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2015)
X

10(k)
Term Loan Credit Agreement dated as of June 24, 2022 among DTE Energy Company, the lenders party thereto, and The Bank of Nova Scotia as Administrative Agent (Exhibit 10.4 to DTE Energy Company’s Form 10-Q for the quarter ended June 30, 2022)
X

10(l)
Fifth Amended and Restated Five-Year Credit Agreement, dated as of October 25, 2022, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to DTE Energy Company’s Form 10-Q for the quarter ended September 30, 2022)
X

10(m)
Fifth Amended and Restated Five-Year Credit Agreement, dated as of October 25, 2022, by and among DTE Gas Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.3 to DTE Energy Company’s Form 10-Q for the quarter ended September 30, 2022)
X

10(n)
Fifth Amended and Restated Five-Year Credit Agreement, dated as of October 25, 2022, by and among DTE Electric Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.2 to DTE Energy Company’s and DTE Electric Company’s Form 10-Q for the quarter ended September 30, 2022)
		X	X

10(o)
Form of Change-in-Control Severance Agreement, dated as of March 3, 2014, between DTE Energy Company and each of JoAnn Chavez, Joi Harris, Trevor F. Lauer, Gerardo Norcia, Robert Richard, David Ruud and Mark Stiers (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Lisa A. Muschong, (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Tracy J. Myrick (Exhibit 10-90 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

10(p)	DTE Energy Company Executive Severance Allowance Plan, effective July 1, 2022 (Exhibit 10.1 to DTE Energy’s Form 8-K filed on June 27, 2022)	X

10(q)	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019 (Exhibit 10.107 to DTE Energy's Form 10-K for the year ended December 31, 2019)	X

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chairman, President, and Chief Executive Officer
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ DAVID A. BRANDON	By:	/S/ ROBERT C. SKAGGS, JR.
	David A. Brandon, Director		Robert C. Skaggs, Jr., Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ DAVID A. THOMAS
	Charles G. McClure Jr., Director		David A. Thomas, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ GARY TORGOW
	Gail J. McGovern, Director		Gary Torgow, Director

By:	/S/ MARK A. MURRAY	By:	/S/ JAMES H. VANDENBERGHE
	Mark A. Murray, Director		James H. Vandenberghe, Director

By:	/S/ RUTH G. SHAW	By:	/S/ VALERIE M. WILLIAMS
	Ruth G. Shaw, Director		Valerie M. Williams, Director

Date: February 23, 2023

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chief Executive Officer
Date: February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia Chief Executive Officer and Director (Principal Executive Officer)		David Ruud Senior Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK	By:	/S/ JOANN CHAVEZ
	Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)		JoAnn Chavez, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director

Date: February 23, 2023
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.