Form 10-Q
period 2023-03-31
DTE ENERGY CO; DTE Electric Co
filed 2023-04-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2023:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	206,109,174

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

ACE	Affordable Clean Energy

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Securitization	DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for certain qualified costs authorized by the MPSC and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the former Gas Storage and Pipelines segment acquisition on December 4, 2019

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

DEFINITIONS

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2022 Annual Report on Form 10-K.

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,060	$2,234
Non-utility operations	1,719	2,343
	3,779	4,577
Operating Expenses
Fuel, purchased power, and gas — utility	584	700
Fuel, purchased power, gas, and other — non-utility	1,437	2,242
Operation and maintenance	600	596
Depreciation and amortization	385	358
Taxes other than income	122	123
Asset (gains) losses and impairments, net	(1)	—
	3,127	4,019
Operating Income	652	558

Other (Income) and Deductions
Interest expense	191	154
Interest income	(17)	(8)
Non-operating retirement benefits, net	3	(3)
Other income	(26)	(8)
Other expenses	6	13
	157	148
Income Before Income Taxes	495	410

Income Tax Expense	50	16

Net Income Attributable to DTE Energy Company	$445	$394

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.16	$2.03

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.16	$2.03

Weighted Average Common Shares Outstanding
Basic	206	193
Diluted	206	194

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net Income	$445	$394

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $— and $1, respectively	1	3
Net unrealized losses on derivatives, net of taxes of $(1) and $—, respectively	(4)	—
Other comprehensive income (loss)	(3)	3

Comprehensive Income Attributable to DTE Energy Company	$442	$397

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$115	$33
Restricted cash	22	10
Accounts receivable (less allowance for doubtful accounts of $84 and $79, respectively)
Customer	1,515	2,038
Other	178	144
Inventories
Fuel and gas	285	433
Materials, supplies, and other	521	509
Derivative assets	206	328
Regulatory assets	434	450
Other	261	235
	3,537	4,180
Investments
Nuclear decommissioning trust funds	1,896	1,825
Investments in equity method investees	173	165
Other	156	165
	2,225	2,155
Property
Property, plant, and equipment	39,901	39,346
Accumulated depreciation and amortization	(10,714)	(10,579)
	29,187	28,767
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,869	3,886
Securitized regulatory assets	197	206
Intangible assets	164	166
Notes receivable	334	331
Derivative assets	68	105
Prepaid postretirement costs	593	571
Operating lease right-of-use assets	86	89
Other	265	234
	7,569	7,581
Total Assets	$42,518	$42,683

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,085	$1,604
Accrued interest	174	154
Dividends payable	196	196
Short-term borrowings	130	1,162
Current portion long-term debt, including securitization bonds and finance leases	1,723	1,124
Derivative liabilities	143	342
Gas inventory equalization	100	—
Regulatory liabilities	39	34
Operating lease liabilities	12	13
Other	434	544
	4,036	5,173
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	16,597	15,807
Securitization bonds	172	172
Junior subordinated debentures	883	883
Finance lease liabilities	10	11
	17,662	16,873
Other Liabilities
Deferred income taxes	2,466	2,394
Regulatory liabilities	2,673	2,673
Asset retirement obligations	3,509	3,460
Unamortized investment tax credit	182	182
Derivative liabilities	177	315
Accrued pension liability	346	378
Accrued postretirement liability	279	287
Nuclear decommissioning	294	282
Operating lease liabilities	65	68
Other	183	197
	10,174	10,236
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 206,109,174 and 205,632,393 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	6,652	6,651
Retained earnings	4,055	3,808
Accumulated other comprehensive loss	(65)	(62)
Total DTE Energy Company Equity	10,642	10,397
Noncontrolling interests	4	4
Total Equity	10,646	10,401
Total Liabilities and Equity	$42,518	$42,683

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Activities
Net Income	$445	$394
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	385	358
Nuclear fuel amortization	16	3
Allowance for equity funds used during construction	(9)	(8)
Deferred income taxes	52	18
Equity (earnings) losses of equity method investees	(4)	11
Dividends from equity method investees	1	1
Asset (gains) losses and impairments, net	(1)	—
Changes in assets and liabilities:
Accounts receivable, net	486	18
Inventories	133	129
Prepaid postretirement benefit costs	(22)	(27)
Accounts payable	(419)	(42)
Gas inventory equalization	100	108
Accrued pension liability	(32)	(25)
Accrued postretirement liability	(8)	(8)
Derivative assets and liabilities	(178)	108
Regulatory assets and liabilities	159	(154)
Other current and noncurrent assets and liabilities	(180)	(76)
Net cash from operating activities	924	808
Investing Activities
Plant and equipment expenditures — utility	(924)	(737)
Plant and equipment expenditures — non-utility	(13)	(27)
Proceeds from sale of nuclear decommissioning trust fund assets	166	207
Investment in nuclear decommissioning trust funds	(168)	(209)
Distributions from equity method investees	4	2
Contributions to equity method investees	(10)	(1)
Notes receivable	14	(8)
Other	(50)	(9)
Net cash used for investing activities	(981)	(782)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,386	1,119
Redemption of long-term debt	—	(250)
Short-term borrowings, net	(1,032)	(514)
Repurchase of common stock	—	(55)
Dividends paid on common stock	(188)	(171)
Other	(15)	(34)
Net cash from financing activities	151	95
Net Increase in Cash, Cash Equivalents, and Restricted Cash	94	121
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	43	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$137	$156

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$333	$300

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($0.95 per Common Share)	—	—	(196)	—	—	(196)
Issuance of common stock	76	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Stock-based compensation and other	401	(8)	(2)	—	—	(10)
Balance, March 31, 2023	206,109	$6,652	$4,055	$(65)	$4	$10,646

See Combined Notes to Consolidated Financial Statements (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	394	—	—	394
Dividends declared on common stock ($0.89 per Common Share)	—	—	(171)	—	—	(171)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	456	(14)	1	—	(4)	(17)
Balance, March 31, 2022	193,739	$5,310	$3,662	$(109)	$4	$8,867

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Revenues — Utility operations	$1,375	$1,486

Operating Expenses
Fuel and purchased power — utility	365	440
Operation and maintenance	411	381
Depreciation and amortization	317	294
Taxes other than income	84	88
	1,177	1,203
Operating Income	198	283

Other (Income) and Deductions
Interest expense	102	87
Interest income	(6)	—
Non-operating retirement benefits, net	(1)	(1)
Other income	(20)	(16)
Other expenses	6	9
	81	79
Income Before Income Taxes	117	204

Income Tax Expense	17	3

Net Income	$100	$201

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net Income	$100	$201
Other comprehensive income	—	—
Comprehensive Income	$100	$201

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$68	$15
Restricted Cash	21	9
Accounts receivable (less allowance for doubtful accounts of $45 and $49, respectively)
Customer	683	727
Affiliates	9	8
Other	44	75
Inventories
Fuel	160	167
Materials and supplies	359	331
Notes receivable
Affiliates	30	—
Other	2	17
Regulatory assets	424	421
Prepaid property tax	100	54
Other	22	27
	1,922	1,851
Investments
Nuclear decommissioning trust funds	1,896	1,825
Other	46	44
	1,942	1,869
Property
Property, plant, and equipment	31,076	30,591
Accumulated depreciation and amortization	(8,236)	(8,095)
	22,840	22,496
Other Assets
Regulatory assets	3,230	3,219
Securitized regulatory assets	197	206
Prepaid postretirement costs — affiliates	357	345
Operating lease right-of-use assets	53	56
Other	214	194
	4,051	4,020
Total Assets	$30,755	$30,236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$82	$71
Other	609	637
Accrued interest	95	105
Current portion long-term debt, including securitization bonds and finance leases	647	248
Regulatory liabilities	38	33
Short-term borrowings
Affiliates	—	27
Other	—	568
Operating lease liabilities	9	9
Other	177	204
	1,657	1,902
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,070	9,282
Securitization bonds	172	172
Finance lease liabilities	—	1
	10,242	9,455
Other Liabilities
Deferred income taxes	2,982	2,946
Regulatory liabilities	1,773	1,778
Asset retirement obligations	3,266	3,221
Unamortized investment tax credit	182	182
Nuclear decommissioning	294	282
Accrued pension liability — affiliates	374	387
Accrued postretirement liability — affiliates	267	275
Operating lease liabilities	37	39
Other	68	74
	9,243	9,184
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,602	6,602
Retained earnings	3,011	3,093
Total Shareholder’s Equity	9,613	9,695
Total Liabilities and Shareholder’s Equity	$30,755	$30,236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Activities
Net Income	$100	$201
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	317	294
Nuclear fuel amortization	16	3
Allowance for equity funds used during construction	(9)	(7)
Deferred income taxes	19	—
Changes in assets and liabilities:
Accounts receivable, net	74	(18)
Inventories	(21)	12
Accounts payable	41	34
Prepaid postretirement benefit costs — affiliates	(12)	(15)
Accrued pension liability — affiliates	(13)	(13)
Accrued postretirement liability — affiliates	(8)	(8)
Regulatory assets and liabilities	93	(165)
Other current and noncurrent assets and liabilities	(120)	(33)
Net cash from operating activities	477	285
Investing Activities
Plant and equipment expenditures	(743)	(609)
Proceeds from sale of nuclear decommissioning trust fund assets	166	207
Investment in nuclear decommissioning trust funds	(168)	(209)
Notes receivable	(15)	—
Other	(50)	(8)
Net cash used for investing activities	(810)	(619)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,186	1,119
Redemption of long-term debt	—	(250)
Short-term borrowings, net — affiliate	(27)	(53)
Short-term borrowings, net — other	(568)	(153)
Dividends paid on common stock	(182)	(277)
Other	(11)	(11)
Net cash from financing activities	398	375
Net Increase in Cash, Cash Equivalents, and Restricted Cash	65	41
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24	9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$89	$50

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$277	$251

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	100	100
Dividends declared on common stock	—	—	—	(182)	(182)
Balance, March 31, 2023	138,632	$1,386	$5,216	$3,011	$9,613

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	201	201
Dividends declared on common stock	—	—	—	(277)	(277)
Balance, March 31, 2022	138,632	$1,386	$4,616	$2,825	$8,827

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

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity
•Other businesses include (1) DTE Vantage, which is primarily involved in renewable natural gas projects and providing custom energy solutions to industrial, commercial, and institutional customers, and 2) energy marketing and trading operations
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy, are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, EGLE, and for DTE Energy, the CFTC and CARB.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2022 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2023, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2023, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
During 2022, DTE Electric financed regulatory assets for previously deferred costs related to the River Rouge generation plant and tree trimming surge program through the sale of bonds by a wholly-owned special purpose entity, DTE Securitization. DTE Securitization is a VIE. DTE Electric has the power to direct the most significant activities of DTE Securitization, including performing servicing activities such as billing and collecting surcharge revenue. Accordingly, DTE Electric is the primary beneficiary and DTE Securitization is consolidated by the Registrants. Securitization bond holders have no recourse to the Registrants' assets, except for those held by DTE Securitization. Surcharges collected by DTE Electric to pay for bond servicing and other qualified costs reflect securitization property solely owned by DTE Securitization. These surcharges are remitted to a trustee and are not available to other creditors of the Registrants.

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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2023 and December 31, 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	March 31, 2023		December 31, 2022
	DTE Energy	DTE Electric(a)	DTE Energy	DTE Electric(a)
	(In millions)
ASSETS
Cash and cash equivalents	$7	$—	$14	$—
Restricted cash	21	21	9	9
Securitized regulatory assets	197	197	206	206
Notes receivable	81	—	81	—
Other current and long-term assets	7	2	14	3
	$313	$220	$324	$218

LIABILITIES
Short-term borrowings	$81	$—	$81	—
Securitization bonds(b)	211	211	211	211
Other current and long-term liabilities	14	11	14	9
	$306	$222	$306	$220
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization.
(b)Includes $39 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for both periods ended March 31, 2023 and December 31, 2022.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Investments in equity method investees	$134	$137
Notes receivable	$15	$15
Future funding commitments	$2	$2

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Allowance for equity funds used during construction	$9	$8
Contract services	6	7
Equity earnings (losses) of equity method investees	4	(11)
Other	7	4
	$26	$8
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Allowance for equity funds used during construction	$9	$7
Contract services	6	7
Other	5	2
	$20	$16
Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is the change in common shareholders' equity during a period from transactions and events from non-owner sources, including Net Income. The amounts recorded to Accumulated other comprehensive income (loss) for DTE Energy include changes in benefit obligations, consisting of deferred actuarial losses and prior service costs, unrealized gains and losses from derivatives accounted for as cash flow hedges, and foreign currency translation adjustments, if any. DTE Energy releases income tax effects from accumulated other comprehensive income when the circumstances upon which they are premised cease to exist.
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three months ended March 31, 2023 and 2022, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below detail how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended March 31,
	2023	2022
DTE Energy
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.4	4.4
Production tax credits	(6.2)	(7.5)
TCJA amortization	(4.1)	(12.4)
Investment tax credits	(2.3)	(0.2)
Enactment of West Virginia income tax legislation, net of federal benefit	(1.2)	—
Other	(1.5)	(1.5)
Effective income tax rate	10.1%	3.8%

	Three Months Ended March 31,
	2023	2022
DTE Electric
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.6	5.8
Production tax credits	(7.1)	(8.9)
TCJA amortization	(4.5)	(15.5)
Other	(0.8)	(0.9)
Effective income tax rate	14.2%	1.5%
DTE Electric had income tax receivables with DTE Energy of $6 million and $1 million at March 31, 2023 and December 31, 2022, respectively, which are primarily related to state taxes and included in Accounts Receivable - Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric also had income tax payables with DTE Energy related to federal taxes of $2 million at March 31, 2023, which are included in Accounts Payable - Affiliates on the DTE Electric Consolidated Statements of Financial Position.
DTE Energy and DTE Electric had respective unrecognized tax benefits of $15 million and $13 million at March 31, 2023, that, if recognized, would favorably impact effective tax rates. DTE Energy believes it is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months by $15 million due to anticipated settlements with tax authorities, comprised of $5 million related to a federal claim and $10 million related to state exposures. DTE Electric believes it is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months by $13 million due to an anticipated settlement with tax authorities related to state exposures.
Unrecognized Compensation Costs
As of March 31, 2023, DTE Energy had $103 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.

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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2023.

	DTE Energy				DTE Electric
	Year of Origination
	2023	2022	2021 and Prior	Total	2023 and Prior
	(In millions)
Notes receivable
Internal grade 1(a)	$—	$—	$6	$6	$32
Internal grade 2	2	45	18	65	—
Total notes receivable(b)	$2	$45	$24	$71	$32

Net investment in leases
Net investment in leases, internal grade 1	$—	$—	$37	$37	$—
Net investment in leases, internal grade 2	—	66	188	254	—
Total net investment in leases(b)	$—	$66	$225	$291	$—
_______________________________________
(a)DTE Electric includes Notes receivable — affiliate balance of $30 million originated in 2023 that eliminates in consolidation for DTE Energy. Remaining balance for DTE Electric originated prior to 2023.
(b)For DTE Energy, current portion is included in Current Assets — Other on the Consolidated Statements of Financial Position.
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2023	$78	$1	$79	$49
Current period provision	22	—	22	8
Write-offs charged against allowance	(26)	—	(26)	(18)
Recoveries of amounts previously written off	9	—	9	6
Ending reserve balance, March 31, 2023	$83	$1	$84	$45

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	49	—	49	33
Write-offs charged against allowance	(105)	(2)	(107)	(66)
Recoveries of amounts previously written off	45	—	45	28
Ending reserve balance, December 31, 2022	$78	$1	$79	$49
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
DTE Energy	$22	$20
DTE Electric	$8	$8
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2023.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the Current Expected Credit Loss (“CECL”) model under ASC 326 and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. Additionally, the amendments require the disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Registrants adopted the ASU effective January 1, 2023 using the prospective approach, with no impact on the Registrants' financial position or results of operations. Gross write-offs, if any, will be disclosed in the Financing Receivables section of Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies."

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Electric(a)
Residential	$654	$700
Commercial	495	477
Industrial	169	161
Other(b)	61	152
Total Electric operating revenues	$1,379	$1,490

Gas
Gas sales	$601	$596
End User Transportation	86	98
Intermediate Transportation	31	29
Other(b)	(11)	43
Total Gas operating revenues	$707	$766

Other segment operating revenues
DTE Vantage	$184	$179
Energy Trading	$1,568	$2,203
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $4 million of Other revenues related to DTE Sustainable Generation for the three months ended March 31, 2023 and 2022.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Electric — Other revenues	$5	$4
Gas — Alternative Revenue Programs	$3	$—
Gas — Other revenues	$3	$2
DTE Vantage — Leases	$15	$20
Energy Trading — Derivatives	$1,161	$1,734
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2022	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	27
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(34)
Ending Balance, March 31, 2023	$87
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2023	$79
2024	6
2025	1
2026	1
2027	—
2028 and thereafter	—
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2023	$150	$6
2024	218	8
2025	145	—
2026	81	—
2027	59	—
2028 and thereafter	304	—
	$957	$14

NOTE 5 — REGULATORY MATTERS
Ludington Accounting Application
During April 2022, DTE Electric and Consumers Energy Company (“Consumers”) filed a complaint against Toshiba America Energy Systems (“TAES”) and its parent corporation for defective and non-conforming work relating to the overhaul and upgrade of the Ludington Hydroelectric Pumped Storage Plant (“Ludington”). Refer to the Ludington Plant Contract Dispute section of Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding the complaint and ongoing legal proceedings.
DTE Electric and Consumers, joint owners of Ludington, believe that certain costs must be incurred in the near term for repairing and/or replacing defective work performed by TAES in order to ensure the continued safe and reliable operation of the plant. In November 2022, DTE Electric and Consumers filed an accounting application with the MPSC for authority to defer these costs as a regulatory asset. DTE Electric and Consumers are seeking the regulatory asset for their respective 49% and 51% shares of these costs, to be offset by any potential litigation proceeds. The parties are also seeking that appropriate recovery and ratemaking treatment may be granted in a future rate case or other proceeding. A response in this filing is currently expected in the second quarter 2023.
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
2023 Securitization Filing
On April 3, 2023, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $496 million of qualified costs related to the net book value of the St. Clair and Trenton Channel generation plants. The filing requests recovery of these qualifying costs from DTE Electric's customers. A final MPSC order is expected by July 2023.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$445	$394
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — basic	$444	$393

Average number of common shares outstanding — basic	206	193

Basic Earnings per Common Share	$2.16	$2.03

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$445	$394
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — diluted	$444	$393

Average number of common shares outstanding — basic	206	193
Average performance share awards	—	1
Average number of common shares outstanding — diluted	206	194

Diluted Earnings per Common Share(a)	$2.16	$2.03
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 10.7 million for the three months ended March 31, 2022, as the dilutive stock price threshold was not met. These equity units were settled in November 2022 resulting in the issuance of common stock.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2023 and December 31, 2022. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2023						December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$110	$—	$—	$—	$—	$110	$10	$—	$—	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	738	—	—	141	—	879	701	—	—	138	—	839
Fixed income securities	116	367	—	90	—	573	115	359	—	89	—	563
Private equity and other	—	—	—	269	—	269	—	—	—	262	—	262
Hedge funds and similar investments	81	41	—	—	—	122	78	41	—	—	—	119
Cash equivalents	53	—	—	—	—	53	42	—	—	—	—	42
Other investments(d)
Equity securities	57	—	—	—	—	57	56	—	—	—	—	56
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	60	—	—	—	—	60	72	—	—	—	—	72
Derivative assets
Commodity contracts(e)
Natural gas	209	161	130	—	(382)	118	426	183	135	—	(649)	95
Electricity	—	395	115	—	(358)	152	—	720	243	—	(643)	320
Environmental & Other	—	223	3	—	(225)	1	—	201	12	—	(196)	17
Other contracts	—	3	—	—	—	3	—	2	—	—	(1)	1
Total derivative assets	209	782	248	—	(965)	274	426	1,106	390	—	(1,489)	433
Total	$1,431	$1,190	$248	$500	$(965)	$2,404	$1,507	$1,506	$390	$489	$(1,489)	$2,403

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(228)	$(169)	$(192)	$—	$419	$(170)	$(297)	$(331)	$(390)	$—	$645	$(373)
Electricity	—	(368)	(153)	—	381	(140)	—	(659)	(276)	—	665	(270)
Environmental & Other	—	(238)	(1)	—	237	(2)	—	(213)	(1)	—	201	(13)
Other contracts	—	(8)	—	—	—	(8)	—	(2)	—	—	1	(1)
Total	$(228)	$(783)	$(346)	$—	$1,037	$(320)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,203	$407	$(98)	$500	$72	$2,084	$1,210	$301	$(277)	$489	$23	$1,746
Assets
Current	$280	$601	$180	$—	$(745)	$316	$360	$881	$286	$—	$(1,189)	$338
Noncurrent	1,151	589	68	500	(220)	2,088	1,147	625	104	489	(300)	2,065
Total Assets	$1,431	$1,190	$248	$500	$(965)	$2,404	$1,507	$1,506	$390	$489	$(1,489)	$2,403
Liabilities
Current	$(203)	$(546)	$(171)	$—	$777	$(143)	$(273)	$(876)	$(386)	$—	$1,193	$(342)
Noncurrent	(25)	(237)	(175)	—	260	(177)	(24)	(329)	(281)	—	319	(315)
Total Liabilities	$(228)	$(783)	$(346)	$—	$1,037	$(320)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,203	$407	$(98)	$500	$72	$2,084	$1,210	$301	$(277)	$489	$23	$1,746
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $22 million and $10 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at March 31, 2023 and December 31, 2022, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$77	$—	$—	$—	$77	$9	$—	$—	$—	$9
Nuclear decommissioning trusts
Equity securities	738	—	—	141	879	701	—	—	138	839
Fixed income securities	116	367	—	90	573	115	359	—	89	563
Private equity and other	—	—	—	269	269	—	—	—	262	262
Hedge funds and similar investments	81	41	—	—	122	78	41	—	—	119
Cash equivalents	53	—	—	—	53	42	—	—	—	42
Other investments
Equity securities	18	—	—	—	18	16	—	—	—	16
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	1	—	1	—	—	11	—	11
Total	$1,094	$408	$1	$500	$2,003	$972	$400	$11	$489	$1,872

Assets
Current	$77	$—	$1	$—	$78	$9	$—	$11	$—	$20
Noncurrent	1,017	408	—	500	1,925	963	400	—	489	1,852
Total Assets	$1,094	$408	$1	$500	$2,003	$972	$400	$11	$489	$1,872
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $21 million and $9 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at March 31, 2023 and December 31, 2022, respectively.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $171 million and $177 million as of March 31, 2023 and December 31, 2022, respectively.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(255)	$(33)	$11	$(277)	$(179)	$(45)	$9	$(215)
Transfers from Level 3 into Level 2	—	—	—	—	5	—	—	5
Total gains (losses)
Included in earnings(a)	151	(45)	1	107	(171)	(50)	3	(218)
Recorded in Regulatory liabilities	—	—	(9)	(9)	—	—	(4)	(4)
Purchases, issuances, and settlements
Settlements	42	40	(1)	81	115	(22)	(2)	91
Net Assets (Liabilities) as of March 31	$(62)	$(38)	$2	$(98)	$(230)	$(117)	$6	$(341)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31a)	$94	$19	$1	$114	$(129)	$(64)	$3	$(190)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$—	$—	$(2)	$(2)	$—	$—	$—	$—
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net Assets as of beginning of period	$11	$9
Total losses recorded in Regulatory liabilities	(9)	(4)
Purchases, issuances, and settlements
Settlements	(1)	(2)
Net Assets as of March 31	$1	$3
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$(2)	$—
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2023 and 2022.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$130	$(192)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.91)	—	$5.60	/MMBtu	$0.07	/MMBtu
Electricity	$115	$(153)	Discounted Cash Flow	Forward basis price (per MWh)	$(21.89)	—	$10.33	/MWh	$(3.26)	/MWh

	December 31, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$135	$(390)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.91)	—	$39.94	/MMBtu	$0.18	/MMBtu
Electricity	$243	$(276)	Discounted Cash Flow	Forward basis price (per MWh)	$(29.41)	—	$15.00	/MWh	$(3.04)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$71	$—	$—	$71	$80	$—	$—	$82
Short-term borrowings	$130	$—	$130	$—	$1,162	$—	$1,162	$—
Notes payable(b)	$8	$—	$—	$8	$18	$—	$—	$18
Long-term debt(c)	$19,368	$788	$15,803	$1,240	$17,978	$710	$14,084	$1,199
_______________________________________
(a)Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Included in Current Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.
(c)Includes debt due within one year and excludes finance lease obligations. Carrying value also includes unamortized debt discounts and issuance costs.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — affiliates	$30	$—	$—	$30	$—	$—	$—	$—
Notes receivable — other	$2	$—	$—	$2	$17	$—	$—	$17
Short-term borrowings — affiliates	$—	$—	$—	$—	$27	$—	$—	$27
Short-term borrowings — other	$—	$—	$—	$—	$568	$—	$568	$—
Notes payable(a)	$7	$—	$—	$7	$17	$—	$—	$17
Long-term debt(b)	$10,883	$—	$9,740	$140	$9,696	$—	$8,289	$128
_______________________________________
(a)Included in Current Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.
(b)Includes debt due within one year and excludes finance lease obligations. Carrying value also includes unamortized debt discounts and issuance costs.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2023	December 31, 2022
	(In millions)
Fermi 2	$1,876	$1,807
Fermi 1	3	3
Low-level radioactive waste	17	15
	$1,896	$1,825

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Realized gains	$8	$14
Realized losses	$(14)	$(5)
Proceeds from sale of securities	$166	$207
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2023			December 31, 2022
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$879	$382	$(17)	$839	$342	$(23)
Fixed income securities	573	3	(39)	563	1	(56)
Private equity and other	269	62	(6)	262	63	(5)
Hedge funds and similar investments	122	—	(15)	119	—	(18)
Cash equivalents	53	—	—	42	—	—
	$1,896	$447	$(77)	$1,825	$406	$(102)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2023
(In millions)
Due within one year	$18
Due after one through five years	103
Due after five through ten years	101
Due after ten years	261
$483
Fixed income securities held in nuclear decommissioning trust funds include $90 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At March 31, 2023 and December 31, 2022, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust was established to fund certain non-qualified pension benefits, and therefore changes in market value are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trust were immaterial for the three months ended March 31, 2023 and 2022, respectively.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2026. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2023 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$1	$(5)	$1	$—
Foreign currency exchange contracts	—	(2)	—	(2)
Total derivatives designated as hedging instruments	$1	$(7)	$1	$(2)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$500	$(589)	$744	$(1,018)
Electricity	510	(521)	963	(935)
Environmental & Other	226	(239)	213	(214)
Foreign currency exchange contracts	2	(1)	1	—
Total derivatives not designated as hedging instruments	$1,238	$(1,350)	$1,921	$(2,167)

Current	$951	$(920)	$1,517	$(1,535)
Noncurrent	288	(437)	405	(634)
Total derivatives	$1,239	$(1,357)	$1,922	$(2,169)
The fair value of derivative instruments at DTE Electric was $1 million and $11 million at March 31, 2023 and December 31, 2022, respectively, comprised of FTRs recorded to Current Assets - Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had $37 million of letters of credit issued and outstanding at March 31, 2023 and $81 million at December 31, 2022, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $47 million and $82 million at March 31, 2023 and December 31, 2022, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2023	December 31, 2022
	(In millions)
Cash collateral netted against Derivative assets	$—	$(90)
Cash collateral netted against Derivative liabilities	72	113
Cash collateral recorded in Accounts receivable(a)	72	77
Cash collateral recorded in Accounts payable(a)	(6)	(27)
Total net cash collateral posted (received)	$138	$73
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2023			December 31, 2022
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$500	$(382)	$118	$744	$(649)	$95
Electricity	510	(358)	152	963	(643)	320
Environmental & Other	226	(225)	1	213	(196)	17
Interest rate contracts	1	—	1	1	—	1
Foreign currency exchange contracts	2	—	2	1	(1)	—
Total derivative assets	$1,239	$(965)	$274	$1,922	$(1,489)	$433

Derivative liabilities
Commodity contracts(a)
Natural gas	$(589)	$419	$(170)	$(1,018)	$645	$(373)
Electricity	(521)	381	(140)	(935)	665	(270)
Environmental & Other	(239)	237	(2)	(214)	201	(13)
Interest rate contracts	(5)	—	(5)	—	—	—
Foreign currency exchange contracts	(3)	—	(3)	(2)	1	(1)
Total derivative liabilities	$(1,357)	$1,037	$(320)	$(2,169)	$1,512	$(657)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2023				December 31, 2022
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$951	$288	$(920)	$(437)	$1,517	$405	$(1,535)	$(634)
Counterparty netting	(745)	(220)	745	220	(1,127)	(272)	1,127	272
Collateral adjustment	—	—	32	40	(62)	(28)	66	47
Total derivatives as reported	$206	$68	$(143)	$(177)	$328	$105	$(342)	$(315)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2023	2022
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$71	$(231)
Natural gas	Fuel, purchased power, gas, and other — non-utility	148	65
Electricity	Operating Revenues — Non-utility operations	(115)	2
Environmental & Other	Operating Revenues — Non-utility operations	(1)	(4)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	(2)
Total		$103	$(170)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2023:

Commodity	Number of Units
Natural gas (MMBtu)	2,235,749,935
Electricity (MWh)	45,761,663
Oil (Gallons)	6,636,000
Foreign currency exchange ($ CAD)	176,540,767
FTR (MWh)	22,538
Renewable Energy Certificates (MWh)	9,737,373
Carbon emissions (Metric Tons)	581,250
Interest rate contracts ($ USD)	1,250,000,000
Various subsidiaries of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $481 million.
As of March 31, 2023, DTE Energy had $1.1 billion of derivatives in net liability positions, for which hard triggers exist. There is $43 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $911 million. The net remaining amount of $182 million is derived from the $481 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2023, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds(a)	5.20%	2033	$600
DTE Electric	March	Mortgage bonds(a)	5.40%	2053	600
DTE Energy	March	Term loan facility draw(b)	Variable	2023	200
					$1,400
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(b)Proceeds used for general corporate purposes.
In June 2022, DTE Energy entered into a $1.125 billion unsecured term loan with a maturity date of December 2023. Any borrowings on the loan were determined to be long-term debt, as the term of the facility exceeds one year. Total borrowings of $1.0 billion, including $200 million drawn in March 2023, are included in the current portion of long-term debt on DTE Energy's Consolidated Statements of Financial Position as of March 31, 2023. Borrowings are bearing interest at SOFR plus 0.90% per annum. Any unused capacity under the loan will terminate if not drawn by June 24, 2023.
Other terms of the loan are consistent with DTE Energy's unsecured revolving credit agreements. Refer to Note 10 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings", for additional information regarding the unsecured revolving credit agreements.
Debt Redemptions
In April 2023, DTE Gas redeemed at maturity its $25 million 2008 Series C 6.44% Senior Notes.

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2023, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.63 to 1, 0.53 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of March 31, 2023 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2027	$1,500	$800	$300	$2,600
Unsecured Canadian revolving credit facility, expiring May 2023	81	—	—	81
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facility, expiring June 2023	375	—	—	375
Unsecured letter of credit facility(a)	50	—	—	50
	2,156	800	300	3,256
Amounts outstanding at March 31, 2023
Revolver borrowings	80	—	—	80
Commercial paper issuances	50	—	—	50
Letters of credit	315	—	—	315
	445	—	—	445
Net availability at March 31, 2023	$1,711	$800	$300	$2,811
_______________________________________
(a)Uncommitted letter of credit facility with automatic renewal provision for each July and therefore no expiration.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At March 31, 2023, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $145 million and $166 million at March 31, 2023 and December 31, 2022, respectively, and were fully offset by posted collateral.

NOTE 11 — LEASES
Lessor
Interest income recognized under finance leases was $7 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fixed payments	$4	$4
Variable payments	11	16
	$15	$20

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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized the Clean Power Plan in 2015 setting performance standards for emissions of carbon dioxide from new and existing fossil-fuel fired EGUs. In the following years, the Clean Power Plan was ultimately repealed and replaced by the ACE rule, including revised emission guidelines for GHGs. In January 2021, the ACE rule was vacated and remanded back to the EPA by the D.C. Circuit Court; however, the Supreme Court reversed this decision in June 2022 and remanded the case for further proceedings. The Court's ruling does not impact the plans for DTE Energy's utilities to reduce carbon emissions and achieve net zero emissions by 2050.
As part of the response to the Supreme Court's remand, the EPA is drafting new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. The proposed rules are expected in 2023. Any rules implemented for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new, modified, or reconstructed gas generation is expected to be able to comply with the respective standards.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
As part of the Monroe power plant NPDES permit, EGLE has added requirements to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations. DTE Electric will submit to EGLE a biological demonstration study plan to evaluate the thermal discharge impacts to an aquatic community. After approval of the plan by EGLE and completion of field sampling, data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and that site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2023 and December 31, 2022, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015 and has continued to be updated in subsequent years. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule currently requires ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant.
On August 28, 2020, Part A of the CCR rule was published in the Federal Register and required all unlined impoundments to initiate closure as soon as technically feasible, but no later than April 11, 2021. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, Part B of the CCR Rule was published in the Federal Register and provides a process to determine if certain unlined impoundments with an alternative liner system may be sufficiently protective and therefore may continue to operate.
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
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. On October 11, 2021, in consideration of the deadlines above, DTE Electric submitted the appropriate documentation titled the Notice of Planned Participation ("NOPP") to the State of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than December 31, 2028 and the VIP for FGD wastewater at Monroe power plant by December 31, 2028.
On March 29, 2023, the EPA published two draft proposals to revise existing ELG rules. The first draft proposal would reopen the cessation of coal compliance subcategory from the 2020 ELG rule, and allow for compliance by committing to such cessation no later than December 31, 2028. The second draft proposal is a broader update to the ELG rules that includes revised compliance standards for FGD wastewater, bottom ash transport water, and other wastewater streams with a compliance date no later than December 31, 2029. DTE Electric's compliance strategy includes the proposed conversion of the two generating units at the Belle River power plant to a natural gas peaking resource in 2025-2026, which was included in the NOPP filed in 2021. DTE Electric is also considering submitting a new NOPP to apply for the cessation of coal compliance subcategory, if reopened, for generating units 3 and 4 at the Monroe power plant. DTE Electric also plans to retire the Monroe power plant by 2035, pending approval by the MPSC.
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant.
DTE Electric has estimated the impact of the CCR and ELG rules to be $489 million of capital expenditures, including $424 million for 2023 through 2027.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2023 and December 31, 2022, DTE Gas had $21 million and $23 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Air — The EPA recently finalized its Good Neighbor Rule, which includes provisions for compressor engines operated for the transportation of natural gas. DTE Gas is assessing the applicability of the rule on its engines and what impacts that could have on operations. DTE Gas has not determined whether there will be a financial impact at this time.

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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by EGLE suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of Michigan's SIP process, DTE Energy has worked with EGLE to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the State attain the standard and sustain its attainment. The Michigan SIP was completed and submitted to the EPA in 2016. On March 19, 2021, the EPA published in the Federal Register partial approval and partial disapproval of Michigan's Detroit SO2 non-attainment area plan. On June 1, 2022, the EPA published a Federal Implementation Plan (FIP) which aligned with the partial approval and partial disapproval of the State's plan. The proposed FIP underwent a public comment period and was finalized on September 30, 2022. No DTE Electric sources were materially impacted by the final FIP.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2023 was $580 million. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at March 31, 2023. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2023, DTE Energy had $424 million of performance bonds outstanding, including $129 million for DTE Electric. Performance bonds are not individually material, except for $250 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,000 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 49% and 56% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 1% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
Purchase Commitments
Utility capital expenditures and expenditures for non-utility businesses will be approximately $4.2 billion and $3.2 billion in 2023 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2023 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), are parties to a 2010 engineering, procurement, and construction agreement with Toshiba America Energy Systems ("TAES"), under which TAES contracted to perform a major overhaul and upgrade of Ludington. The overhauled Ludington units are operational, but TAES' work has been defective and non-conforming. DTE Electric and Consumers have demanded that TAES provide a comprehensive plan to resolve quality control concerns, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation, under a parent guaranty it provided in the contract. TAES has not provided a comprehensive plan or otherwise met its performance obligations. In order to enforce the contract, DTE Electric and Consumers filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022.
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
Refer to the Ludington Accounting Application section within Note 5 to the Consolidated Financial Statements, "Regulatory Matters," for additional information regarding costs to address TAES defective work and potential regulatory accounting treatment.

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

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
DTE Energy's subsidiary, DTE Energy Corporate Services, LLC, sponsors defined benefit pension plans and other postretirement benefit plans covering certain employees of the Registrants. Participants of all plans are solely DTE Energy and affiliate participants.
The following table details the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
	2023	2022	2023	2022
	(In millions)
Service cost	$14	$24	$4	$7
Interest cost	54	41	16	12
Expected return on plan assets	(88)	(87)	(28)	(32)
Amortization of:
Net actuarial loss	2	29	3	1
Prior service credit	(1)	—	(4)	(5)
Settlements	2	—	—	—
Net periodic benefit cost (credit)	$(17)	$7	$(9)	$(17)
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
As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. For service costs recognized in earnings, these costs have historically been presented in Operation and maintenance in the Registrants' Consolidated Statements of Operations. For non-service costs recognized in earnings, these costs have historically been presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations and Operation and maintenance in DTE Electric's Consolidated Statements of Operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets, operation and maintenance expense, other income and deductions, and capital expenditures was a credit of $9 million for the three months ended March 31, 2023 and a cost of $9 million for the three months ended March 31, 2022. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Service cost	$3	$5
Interest cost	12	9
Expected return on plan assets	(18)	(21)
Amortization of:
Net actuarial loss	—	1
Prior service credit	(3)	(3)
Net periodic benefit credit	$(6)	$(9)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans or postretirement benefit plans in 2023. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric during 2023.

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Electric	$17	$16
Gas	5	3
DTE Vantage	10	25
Energy Trading	27	17
Corporate and Other	—	—
	$59	$61
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
Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Revenues — Utility operations
Electric	$1,375	$1,486
Gas	707	766
Operating Revenues — Non-utility operations
Electric	4	4
DTE Vantage	184	179
Energy Trading	1,568	2,203
Corporate and Other	—	—
Reconciliation and Eliminations	(59)	(61)
Total	$3,779	$4,577

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$101	$201
Gas	171	196
DTE Vantage	27	14
Energy Trading	138	(9)
Corporate and Other	8	(8)
Net Income Attributable to DTE Energy Company	$445	$394

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$445	$394
Diluted Earnings per Common Share	$2.16	$2.03
The increase in Net Income Attributable to DTE Energy Company for the three months ended March 31, 2023 was primarily due to higher earnings in the DTE Vantage, Energy Trading, and Corporate and Other segments, partially offset by lower earnings in the Electric and Gas segments.
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
DTE Energy plans to reduce the carbon emissions of its electric utility operations by 32% by the end of 2023, 65% in 2028, 85% in 2035, and 90% by 2040 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2035, pending approval by the MPSC, and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
To achieve the targeted carbon reduction goals at the electric utility, DTE Energy will continue its transition away from coal-powered energy sources and is replacing or offsetting the generation from these facilities with renewable energy, natural gas, battery storage, and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is also monitoring the advancement of emerging technologies such as long-duration storage, modular nuclear reactors, and carbon capture and sequestration, and how these technologies may support clean, reliable generation and customer affordability.
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
DTE Electric's capital investments over the 2023-2027 period are estimated at $18 billion, comprised of $9 billion for distribution infrastructure, $4 billion for base infrastructure, and $5 billion for cleaner generation including renewables. DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining six coal-fired generating units. DTE Electric plans to convert the two units at the Belle River facility from a base load coal plant to a natural gas peaking resource in 2025-2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2035. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
DTE Gas' capital investments over the 2023-2027 period are estimated at $3.6 billion, comprised of $2.0 billion for base infrastructure and $1.6 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1.0 billion to $1.5 billion from 2023-2027 for renewable energy projects and custom energy solutions, while expanding into carbon capture and sequestration.
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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$101	$201
Gas	171	196
DTE Vantage	27	14
Energy Trading	138	(9)
Corporate and Other	8	(8)
Net Income Attributable to DTE Energy Company	$445	$394

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Revenues
Utility operations	$1,375	$1,486
Non-utility operations	4	4
	1,379	1,490
Operating Expenses
Fuel and purchased power — utility	362	437
Operation and maintenance	410	388
Depreciation and amortization	320	297
Taxes other than income	85	88
	1,177	1,210
Operating Income	202	280
Other (Income) and Deductions	84	76
Income Tax Expense	17	3
Net Income Attributable to DTE Energy Company	$101	$201
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to non-utility operations at DTE Sustainable Generation (some of which includes intra-segment activity that is eliminated in consolidation) and the classification of certain benefit costs. Refer to Note 13 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.
Operating Revenues decreased $111 million in the three months ended March 31, 2023. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The decrease was due to the following:

Three Months
(In millions)
Power Supply Cost Recovery	$(88)
Weather	(49)
Base sales	(30)
COVID-19 voluntary refund amortization in 2022	(8)
Implementation of new rates	8
Rate mix	15
Interconnection sales volumes and rates	29
Other regulatory mechanisms and other	12
$(111)

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2023	2022
	(In thousands of MWh)
DTE Electric Sales
Residential	3,464	3,839
Commercial	3,846	3,950
Industrial	2,116	2,054
Other	56	57
	9,482	9,900
Interconnection sales(a)	1,595	594
Total DTE Electric Sales	11,077	10,494

DTE Electric Deliveries
Retail and wholesale	9,482	9,900
Electric retail access, including self-generators(b)	1,042	1,090
Total DTE Electric Sales and Deliveries	10,524	10,990
______________________________
(a)Represents power that is not distributed by DTE Electric.
(b)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Fuel and purchased power — utility expense decreased $75 million in the three months ended March 31, 2023. The decrease was due to the following:

Three Months
(In millions)
Purchased power - lower market prices and lower purchase volumes due to higher electric generation	$(131)
Coal - lower consumption due to coal plant retirements, partially offset by higher prices	(11)
Nuclear fuel - higher amortization due to refueling outage in 2022	12
Gas - higher consumption, primarily due to Blue Water Energy Center	50
Other	5
$(75)
Operation and maintenance expense increased $22 million in the three months ended March 31, 2023. The increase was primarily due to higher distribution operations expense of $84 million (primarily due to higher storm restoration costs), higher EWR expense of $3 million, higher RPS expense of $3 million, and higher legal expense of $3 million. These increases were partially offset by lower plant generation expense of $50 million (primarily due to lower outage costs and coal plant retirements) and lower benefits and other compensation expense of $20 million (primarily due to the deferral of pension costs authorized in the November 2022 rate order from the MPSC).
Depreciation and amortization expense increased $23 million in the three months ended March 31, 2023. The increase was primarily due to a higher depreciable base.
Taxes other than income decreased $3 million in the three months ended March 31, 2023. The decrease was primarily due to lower payroll taxes.
Other (Income) and Deductions increased $8 million in the three months ended March 31, 2023. The increase was primarily due to higher net interest expense of $9 million and higher non-operating retirement benefits expense of $7 million, partially offset by a favorable change in investment earnings of $6 million.
Income Tax Expense increased $14 million in the three months ended March 31, 2023. The increase was primarily due to lower amortization of the TCJA regulatory liability, partially offset by lower earnings.

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
On April 3, 2023, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $496 million of qualified costs related to the net book value of the St. Clair and Trenton Channel generation plants. The filing requests recovery of these qualifying costs from DTE Electric's customers. A final MPSC order is expected by July 2023.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Revenues — Utility operations	$707	$766

Operating Expenses
Cost of gas — utility	254	280
Operation and maintenance	125	135
Depreciation and amortization	51	47
Taxes other than income	31	28
Asset (gains) losses and impairments, net	(1)	—
	460	490
Operating Income	247	276
Other (Income) and Deductions	22	20
Income Tax Expense	54	60
Net Income Attributable to DTE Energy Company	$171	$196
Operating Revenues — Utility operations decreased $59 million in the three months ended March 31, 2023. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The decrease was due to the following:

Three Months
(In millions)
Weather	$(55)
Gas Cost Recovery	(26)
Base sales	6
Infrastructure recovery mechanism	10
Other	6
$(59)

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2023	2022
	(In Bcf)
Gas Markets
Gas sales	62	71
End-user transportation	50	55
	112	126
Intermediate transportation	148	150
Total Gas sales	260	276
Cost of gas — utility expense decreased $26 million in the three months ended March 31, 2023. The decrease was primarily due to lower sales volumes of $43 million, partially offset by a higher cost of gas of $17 million.
Operation and maintenance expense decreased $10 million in the three months ended March 31, 2023. The decrease was primarily due to lower gas operations expense of $6 million, lower corporate support costs of $4 million, and lower benefits and other compensation expense of $3 million, partially offset by higher uncollectible expense of $3 million.
Depreciation and amortization expense increased $4 million in the three months ended March 31, 2023. The increase was primarily due to a higher depreciable base.
Taxes other than income expense increased $3 million in the three months ended March 31, 2023. The increase was primarily due to higher property taxes.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$184	$179

Operating Expenses
Fuel, purchased power, and gas — non-utility	94	80
Operation and maintenance	58	65
Depreciation and amortization	13	13
Taxes other than income	3	4
	168	162
Operating Income	16	17
Other (Income) and Deductions	(9)	1
Income Taxes
Expense	7	4
Tax credits	(9)	(2)
	(2)	2
Net Income Attributable to DTE Energy Company	$27	$14
Operating Revenues — Non-utility operations increased $5 million in the three months ended March 31, 2023. The increase was due to the following:

Three Months
(In millions)
Higher demand and prices in the Steel business	$35
Lower demand and prices in the On-site business	(5)
Sale of projects in the On-site business	(5)
Lower sales and prices in the Renewable business	(17)
Other	(3)
$5
Fuel, purchased power, and gas — non-utility expense increased $14 million in the three months ended March 31, 2023. The increase was primarily due to the following:

Three Months
(In millions)
Higher demand and prices in the Steel business	$23
Sale of projects in the On-site business	(2)
Lower demand and prices in the On-site business	(5)
Other	(2)
$14
Operation and maintenance expense decreased $7 million in the three months ended March 31, 2023. The decrease was primarily due to lower maintenance spending in the Renewables business and the sale of projects in the On-site business.
Other (Income) and Deductions increased $10 million in the three months ended March 31, 2023. The increase was primarily due to $7 million of higher equity investment earnings in the Renewable business and $2 million of higher interest income associated with a new project in the Steel business.

Income Taxes — Tax credits increased $7 million in the three months ended March 31, 2023. The increase was primarily due to investment tax credits for a new project in the Renewables business.
Outlook — DTE Vantage will continue to leverage its extensive energy-related operating experience and project management capability to develop additional renewable natural gas projects and other projects that will provide customer specific energy solutions. DTE Vantage is also developing decarbonization opportunities relating to carbon capture and sequestration projects.

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$1,568	$2,203

Operating Expenses
Purchased power, gas, and other — non-utility	1,356	2,190
Operation and maintenance	21	19
Depreciation and amortization	1	1
Taxes other than income	3	3
	1,381	2,213
Operating Income (Loss)	187	(10)
Other (Income) and Deductions	3	2
Income Tax Expense (Benefit)	46	(3)
Net Income (Loss) Attributable to DTE Energy Company	$138	$(9)
Operating Revenues — Non-utility operations decreased $635 million in the three months ended March 31, 2023. The decrease was due to the following:

Three Months
(In millions)
Gas structured and gas transportation strategies - lower volumes and gas prices ($735), offset by settled financial hedges $30	$(705)
Power full requirements strategy - settled financial hedges ($153), offset by higher power sales $104 primarily due to higher volumes	(49)
Unrealized MTM - losses of ($4) compared to losses of ($128) in the prior period	124
Other realized gain (loss)	(5)
$(635)
Purchased power, gas, and other — non-utility expense decreased $834 million in the three months ended March 31, 2023. The decrease was due to the following:

Three Months
(In millions)
Gas structured and gas transportation strategies - lower gas prices and volumes	$(725)
Power full requirements strategy - primarily due to lower capacity prices	(30)
Unrealized MTM - gains of ($147) compared to gains of ($65) in the prior period	(82)
Other realized (gain) loss	3
$(834)

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
Operating Income (Loss) includes timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle, including gains of $169 million and losses of $91 million for the three months ended March 31, 2023 and 2022, respectively. Operating Income (Loss) also includes timing related gains and losses primarily related to gas strategies recognized in previous periods that reversed as the underlying contracts settled, including losses of $51 million and $19 million for the three months ended March 31, 2023 and 2022, respectively.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net income of $8 million for the three months ended March 31, 2023 represents a change of $16 million from the net loss of $8 million in the comparable 2022 period. The change was primarily due to effective income tax rate adjustments, lower state income taxes, and higher equity investment earnings, partially offset by higher net interest expense.

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

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$43	$35
Net cash from operating activities	924	808
Net cash used for investing activities	(981)	(782)
Net cash from financing activities	151	95
Net Increase in Cash, Cash Equivalents, and Restricted Cash	94	121
Cash, Cash Equivalents, and Restricted Cash at End of Period	$137	$156
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $116 million in 2023. The increase was primarily due to increases in Net Income, Depreciation and amortization, and Deferred income taxes, partially offset by lower cash from working capital items.
The change in working capital items in 2023 was primarily due to decreases in cash related to Accounts payable, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by increases in cash related to Accounts receivable, net and Regulatory assets and liabilities.
Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures and acquisitions. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured, fully valued assets.
Capital spending within the utility businesses is primarily to maintain and improve electric generation and the electric and natural gas distribution infrastructure, and to comply with environmental regulations and renewable energy goals.
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
Net cash used for investing activities increased by $199 million in 2023 primarily due to an increase in utility plant and equipment expenditures.
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
Net cash from financing activities increased by $56 million in 2023 primarily due to an increase in the Issuance of long-term debt, net of issuance costs and decreases in Redemption of long-term debt and Repurchase of common stock, partially offset by lower cash related to Short-term borrowings, net.

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
Uses of Cash
DTE Energy has $1.7 billion in long-term debt, including finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $481 million.

Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
2	Significant Accounting Policies
5	Regulatory Matters
8	Financial and Other Derivative Instruments
9	Long-Term Debt
10	Short-Term Credit Arrangements and Borrowings
12	Commitments and Contingencies
13	Retirement Benefits and Trusteed Assets
Also refer to the "Capital Investments" section above regarding DTE Energy's capital strategy and estimated spend over the next five years. For additional information regarding DTE Energy's future cash obligations, including scheduled debt maturities and interest payments, minimum lease payments, and future purchase commitments, refer to DTE Energy's Annual Report on Form 10-K for the year ended December 31, 2022.
Liquidity
DTE Energy has approximately $3.1 billion of available liquidity at March 31, 2023, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements and term loans.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2022	$(224)
Reclassified to realized upon settlement	40
Changes in fair value recorded to income	103
Amounts recorded to unrealized income	143
Changes in fair value recorded in Regulatory liabilities	(9)
Amounts recorded in other comprehensive income, pre-tax	(5)
Change in collateral	49
MTM at March 31, 2023	$(46)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2026 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2023	2024	2025	2026 and Beyond	Total Fair Value
	(In millions)
Level 1	$(51)	$21	$10	$1	$(19)
Level 2	65	(38)	(3)	(25)	(1)
Level 3	(16)	(5)	(20)	(57)	(98)
MTM before collateral adjustments	$(2)	$(22)	$(13)	$(81)	(118)
Collateral adjustments					72
MTM at March 31, 2023					$(46)

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

The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2023:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$451	$—	$451
BBB+ and BBB	267	—	267
BBB-	69	—	69
Total Investment Grade	787	—	787
Non-investment grade(b)	29	(3)	26
Internally Rated — investment grade(c)	388	(1)	387
Internally Rated — non-investment grade(d)	40	(1)	39
Total	$1,244	$(5)	$1,239
_______________________________________
(a)This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 20% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of March 31, 2023, DTE Energy had floating rate debt of $1.1 billion and a floating rate debt-to-total debt ratio of 5.9%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2023 and 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2023	2022	2023	2022	Change in the Fair Value of
	(In millions)
Environmental contracts	$(2)	$(6)	$2	$6	Commodity contracts
Gas contracts	$19	$52	$(19)	$(52)	Commodity contracts
Power contracts	$8	$13	$(8)	$(14)	Commodity contracts
Oil contracts	$1	$—	$(1)	$—	Commodity contracts
Interest rate risk — DTE Energy	$(709)	$(756)	$762	$791	Long-term debt
Interest rate risk — DTE Electric	$(480)	$(404)	$523	$433	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2022 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2023:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2023 — 01/31/2023	24,819	$108.60	—	—	—
02/01/2023 — 02/28/2023	45	$118.48	—	—	—
03/01/2023 — 03/31/2023	1,661	$119.38	—	—	—
Total	26,525		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1	Supplemental Indenture dated as of March 1, 2023, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (2023 Series A and B)	X	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 27, 2023
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)