Form 10-Q
period 2023-06-30
DTE ENERGY CO; DTE Electric Co
filed 2023-07-27
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2023:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	206,175,587

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

ASU	Accounting Standards Update issued by the FASB

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

COVID-19	Coronavirus disease of 2019

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Securitization	DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for certain qualified costs authorized by the MPSC and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the former Gas Storage and Pipelines segment acquisition on December 4, 2019

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Interconnection sales	Sales of power by DTE Electric into the energy market through MISO (Midcontinent Independent System Operation, Inc.), generally resulting from excess generation compared to customer demand

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

DEFINITIONS

NAV	Net Asset Value

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,617	$1,909	$3,677	$4,143
Non-utility operations	1,067	3,015	2,786	5,358
	2,684	4,924	6,463	9,501
Operating Expenses
Fuel, purchased power, and gas — utility	345	607	929	1,307
Fuel, purchased power, gas, and other — non-utility	925	3,059	2,362	5,301
Operation and maintenance	505	599	1,105	1,195
Depreciation and amortization	396	366	781	724
Taxes other than income	114	115	236	238
Asset (gains) losses and impairments, net	2	(5)	1	(5)
	2,287	4,741	5,414	8,760
Operating Income	397	183	1,049	741

Other (Income) and Deductions
Interest expense	192	161	383	315
Interest income	(13)	(8)	(30)	(16)
Non-operating retirement benefits, net	5	(5)	8	(8)
Other income	(31)	(11)	(57)	(19)
Other expenses	9	31	15	44
	162	168	319	316
Income Before Income Taxes	235	15	730	425

Income Tax Expense (Benefit)	34	(22)	84	(6)

Net Income Attributable to DTE Energy Company	$201	$37	$646	$431

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.97	$0.19	$3.13	$2.22

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.97	$0.19	$3.13	$2.22

Weighted Average Common Shares Outstanding
Basic	206	193	206	193
Diluted	206	194	206	194

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net Income	$201	$37	$646	$431

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $1, $1, $1 and $2, respectively	—	2	1	5
Net unrealized gains on derivatives, net of taxes of $2, $1, $1, and $1, respectively	6	3	2	3
Foreign currency translation	2	—	2	—
Other comprehensive income	8	5	5	8

Comprehensive Income Attributable to DTE Energy Company	$209	$42	$651	$439

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$30	$33
Restricted cash	11	10
Accounts receivable (less allowance for doubtful accounts of $83 and $79, respectively)
Customer	1,304	2,038
Other	191	144
Inventories
Fuel and gas	394	433
Materials, supplies, and other	544	509
Derivative assets	258	328
Regulatory assets	285	450
Other	186	235
	3,203	4,180
Investments
Nuclear decommissioning trust funds	1,953	1,825
Investments in equity method investees	176	165
Other	160	165
	2,289	2,155
Property
Property, plant, and equipment	40,576	39,346
Accumulated depreciation and amortization	(10,880)	(10,579)
	29,696	28,767
Other Assets
Goodwill	1,993	1,993
Regulatory assets	3,941	3,886
Securitized regulatory assets	188	206
Intangible assets	161	166
Notes receivable	374	331
Derivative assets	112	105
Prepaid postretirement costs	611	571
Operating lease right-of-use assets	114	89
Other	239	234
	7,733	7,581
Total Assets	$42,921	$42,683

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,051	$1,604
Accrued interest	173	154
Dividends payable	393	196
Short-term borrowings	528	1,162
Current portion long-term debt, including securitization bonds and finance leases	697	1,124
Derivative liabilities	186	342
Gas inventory equalization	41	—
Regulatory liabilities	49	34
Operating lease liabilities	15	13
Other	463	544
	3,596	5,173
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	17,493	15,807
Securitization bonds	153	172
Junior subordinated debentures	883	883
Finance lease liabilities	9	11
	18,538	16,873
Other Liabilities
Deferred income taxes	2,523	2,394
Regulatory liabilities	2,647	2,673
Asset retirement obligations	3,564	3,460
Unamortized investment tax credit	181	182
Derivative liabilities	191	315
Accrued pension liability	341	378
Accrued postretirement liability	283	287
Nuclear decommissioning	305	282
Operating lease liabilities	91	68
Other	176	197
	10,302	10,236
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 206,175,587 and 205,632,393 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	6,676	6,651
Retained earnings	3,862	3,808
Accumulated other comprehensive loss	(57)	(62)
Total DTE Energy Company Equity	10,481	10,397
Noncontrolling interests	4	4
Total Equity	10,485	10,401
Total Liabilities and Equity	$42,921	$42,683

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In millions)
Operating Activities
Net Income	$646	$431
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	781	724
Nuclear fuel amortization	31	11
Allowance for equity funds used during construction	(18)	(14)
Deferred income taxes	88	—
Equity (earnings) losses of equity method investees	(4)	15
Dividends from equity method investees	2	3
Asset (gains) losses and impairments, net	1	(5)
Changes in assets and liabilities:
Accounts receivable, net	685	(328)
Inventories	1	3
Prepaid postretirement benefit costs	(40)	(43)
Accounts payable	(490)	363
Gas inventory equalization	41	75
Accrued pension liability	(37)	(48)
Accrued postretirement liability	(4)	(9)
Derivative assets and liabilities	(217)	85
Regulatory assets and liabilities	381	(405)
Other current and noncurrent assets and liabilities	(88)	278
Net cash from operating activities	1,759	1,136
Investing Activities
Plant and equipment expenditures — utility	(1,851)	(1,489)
Plant and equipment expenditures — non-utility	(25)	(42)
Proceeds from sale of nuclear decommissioning trust fund assets	423	513
Investment in nuclear decommissioning trust funds	(419)	(516)
Distributions from equity method investees	12	10
Contributions to equity method investees	(22)	(7)
Notes receivable	(24)	(13)
Other	(52)	(24)
Net cash used for investing activities	(1,958)	(1,568)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,278	1,119
Redemption of long-term debt	(1,044)	(250)
Short-term borrowings, net	(634)	57
Repurchase of common stock	—	(55)
Dividends paid on common stock	(376)	(342)
Other	(27)	(50)
Net cash from financing activities	197	479
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2)	47
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	43	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$41	$82

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$364	$318

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($0.95 per Common Share)	—	—	(196)	—	—	(196)
Issuance of common stock	76	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Stock-based compensation and other	401	(8)	(2)	—	—	(10)
Balance, March 31, 2023	206,109	$6,652	$4,055	$(65)	$4	$10,646
Net Income	—	—	201	—	—	201
Dividends declared on common stock ($1.91 per Common Share)	—	—	(393)	—	—	(393)
Issuance of common stock	76	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	8	—	8
Stock-based compensation and other	(9)	16	(1)	—	—	15
Balance, June 30, 2023	206,176	$6,676	$3,862	$(57)	$4	$10,485

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	394	—	—	394
Dividends declared on common stock ($0.89 per Common Share)	—	—	(171)	—	—	(171)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	456	(14)	1	—	(4)	(17)
Balance, March 31, 2022	193,739	$5,310	$3,662	$(109)	$4	$8,867
Net Income	—	—	37	—	—	37
Dividends declared on common stock ($1.77 per Common Share)	—	—	(343)	—	—	(343)
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net distributions to noncontrolling interests, and other	(3)	13	(1)	—	1	13
Balance, June 30, 2022	193,736	$5,323	$3,355	$(104)	$5	$8,579

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Utility operations	$1,326	$1,566	$2,701	$3,052

Operating Expenses
Fuel and purchased power — utility	315	516	680	956
Operation and maintenance	317	383	728	764
Depreciation and amortization	328	301	645	595
Taxes other than income	84	84	168	172
	1,044	1,284	2,221	2,487
Operating Income	282	282	480	565

Other (Income) and Deductions
Interest expense	103	91	205	178
Interest income	(5)	—	(11)	—
Non-operating retirement benefits, net	(1)	—	(2)	(1)
Other income	(20)	(15)	(40)	(31)
Other expenses	7	17	13	26
	84	93	165	172
Income Before Income Taxes	198	189	315	393

Income Tax Expense	19	3	36	6

Net Income	$179	$186	$279	$387

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net Income	$179	$186	$279	$387
Other comprehensive income	—	—	—	—
Comprehensive Income	$179	$186	$279	$387

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$8	$15
Restricted Cash	10	9
Accounts receivable (less allowance for doubtful accounts of $45 and $49, respectively)
Customer	731	727
Affiliates	3	8
Other	89	75
Inventories
Fuel	216	167
Materials and supplies	369	331
Regulatory assets	282	421
Other	77	98
	1,785	1,851
Investments
Nuclear decommissioning trust funds	1,953	1,825
Other	50	44
	2,003	1,869
Property
Property, plant, and equipment	31,602	30,591
Accumulated depreciation and amortization	(8,393)	(8,095)
	23,209	22,496
Other Assets
Regulatory assets	3,314	3,219
Securitized regulatory assets	188	206
Prepaid postretirement costs — affiliates	369	345
Operating lease right-of-use assets	82	56
Other	189	194
	4,142	4,020
Total Assets	$31,139	$30,236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$70	$71
Other	549	637
Accrued interest	118	105
Current portion long-term debt, including securitization bonds and finance leases	645	248
Regulatory liabilities	43	33
Short-term borrowings
Affiliates	—	27
Other	222	568
Operating lease liabilities	12	9
Other	188	204
	1,847	1,902
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,170	9,282
Securitization bonds	153	172
Finance lease liabilities	—	1
	10,323	9,455
Other Liabilities
Deferred income taxes	3,014	2,946
Regulatory liabilities	1,764	1,778
Asset retirement obligations	3,319	3,221
Unamortized investment tax credit	181	182
Nuclear decommissioning	305	282
Accrued pension liability — affiliates	361	387
Accrued postretirement liability — affiliates	271	275
Operating lease liabilities	63	39
Other	73	74
	9,351	9,184
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,602	6,602
Retained earnings	3,016	3,093
Total Shareholder’s Equity	9,618	9,695
Total Liabilities and Shareholder’s Equity	$31,139	$30,236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In millions)
Operating Activities
Net Income	$279	$387
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	645	595
Nuclear fuel amortization	31	11
Allowance for equity funds used during construction	(17)	(12)
Deferred income taxes	34	—
Changes in assets and liabilities:
Accounts receivable, net	(12)	(124)
Inventories	(87)	(13)
Accounts payable	(39)	90
Prepaid postretirement benefit costs — affiliates	(24)	(25)
Accrued pension liability — affiliates	(26)	(27)
Accrued postretirement liability — affiliates	(4)	(8)
Regulatory assets and liabilities	286	(408)
Other current and noncurrent assets and liabilities	(106)	197
Net cash from operating activities	960	663
Investing Activities
Plant and equipment expenditures	(1,485)	(1,207)
Proceeds from sale of nuclear decommissioning trust fund assets	423	513
Investment in nuclear decommissioning trust funds	(419)	(516)
Notes receivable and other	(8)	(21)
Net cash used for investing activities	(1,489)	(1,231)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,285	1,119
Redemption of long-term debt	(19)	(250)
Short-term borrowings, net — affiliates	(27)	(53)
Short-term borrowings, net — other	(346)	211
Dividends paid on common stock	(356)	(439)
Other	(14)	(13)
Net cash from financing activities	523	575
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(6)	7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24	9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$18	$16

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$285	$233

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	100	100
Dividends declared on common stock	—	—	—	(182)	(182)
Balance, March 31, 2023	138,632	$1,386	$5,216	$3,011	$9,613
Net Income	—	—	—	179	179
Dividends declared on common stock	—	—	—	(174)	(174)
Balance, June 30, 2023	138,632	$1,386	$5,216	$3,016	$9,618

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	201	201
Dividends declared on common stock	—	—	—	(277)	(277)
Balance, March 31, 2022	138,632	$1,386	$4,616	$2,825	$8,827
Net Income	—	—	—	186	186
Dividends declared on common stock	—	—	—	(162)	(162)
Balance, June 30, 2022	138,632	$1,386	$4,616	$2,849	$8,851

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2023, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2023, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2023 and December 31, 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	June 30, 2023		December 31, 2022
	DTE Energy	DTE Electric(a)	DTE Energy	DTE Electric(a)
	(In millions)
ASSETS
Cash and cash equivalents	$8	$—	$14	$—
Restricted cash	9	9	9	9
Securitized regulatory assets	188	188	206	206
Notes receivable	82	—	81	—
Other current and long-term assets	8	2	14	3
	$295	$199	$324	$218

LIABILITIES
Short-term borrowings	$—	$—	$81	—
Securitization bonds(b)	193	193	211	211
Other current and long-term liabilities	11	8	14	9
	$204	$201	$306	$220
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization.
(b)Includes $40 million and $39 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended June 30, 2023 and December 31, 2022, respectively.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Investments in equity method investees	$126	$137
Notes receivable	$15	$15
Future funding commitments	$1	$2

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Allowance for equity funds used during construction	$9	$6	$18	$14
Contract services	7	7	13	14
Investment income(a)	4	—	9	—
Equity earnings (losses) of equity method investees	—	(4)	4	(15)
Other	11	2	13	6
	$31	$11	$57	$19
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Allowance for equity funds used during construction	$8	$5	$17	$12
Contract services	6	7	12	14
Investment income(a)	3	—	6	—
Other	3	3	5	5
	$20	$15	$40	$31
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and six months ended June 30, 2023 and 2022, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. For the second quarter 2022, the impact of these adjustments at DTE Energy was significantly affected by having lower pre-tax income, driven primarily by losses in the Energy Trading segment.
The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.4	11.0	4.4	4.6
Production tax credits	(4.4)	(67.3)	(5.6)	(9.6)
TCJA amortization	(3.1)	(110.4)	(3.8)	(15.8)
Investment tax credits	(1.4)	(1.6)	(2.0)	(0.2)
Enactment of West Virginia income tax legislation, net of federal benefit	—	—	(0.8)	—
State tax audit settlement, net of federal benefit	(1.8)	—	(0.6)	—
Other	(0.3)	0.8	(1.1)	(1.5)
Effective income tax rate	14.4%	(146.5)%	11.5%	(1.5)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.7	5.8	5.7	5.8
Production tax credits	(8.2)	(9.0)	(7.8)	(9.0)
TCJA amortization	(5.3)	(15.4)	(5.0)	(15.5)
State tax audit settlement, net of federal benefit	(2.1)	—	(1.3)	—
Other	(1.4)	(0.9)	(1.2)	(0.8)
Effective income tax rate	9.7%	1.5%	11.4%	1.5%
DTE Electric had income tax receivables with DTE Energy of $2 million and $1 million at June 30, 2023 and December 31, 2022, respectively, which are primarily related to state taxes and included in Accounts Receivable - Affiliates on the DTE Electric Consolidated Statements of Financial Position.
During the second quarter 2023, DTE Energy and DTE Electric unrecognized tax benefits decreased by $10 million and $13 million, respectively, as a result of an audit settlement related to state exposures. Recognition of these state tax benefits, net of federal benefit, resulted in a reduction of $8 million and $10 million to Income Tax Expense on the respective DTE Energy and DTE Electric Consolidated Statements of Operations for the three and six months ended June 30, 2023.
As of December 31, 2022, DTE Energy and DTE Electric had $5 million and $8 million of accrued interest pertaining to income taxes, respectively, included in Accrued Interest on the Consolidated Statements of Financial Position. As a result of the tax audit settlement noted above, the Registrants have no remaining accrued interest pertaining to income taxes.
As of June 30, 2023, DTE Energy had unrecognized tax benefits of $5 million remaining that, if recognized, would favorably impact effective tax rates. DTE Energy believes it is reasonably possible that the amount of unrecognized tax benefits may decrease within the next 12 months by $5 million due to an anticipated settlement of a federal claim.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Unrecognized Compensation Costs
As of June 30, 2023, DTE Energy had $91 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $9 million for the three months ended June 30, 2023 and 2022, respectively, while such allocation was $20 million and $21 million for the six months ended June 30, 2023 and 2022, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2023.

	DTE Energy				DTE Electric
	Year of Origination
	2023	2022	2021 and Prior	Total	2023 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$—	$6	$6	$2
Internal grade 2	17	70	18	105	—
Total notes receivable(a)	$17	$70	$24	$111	$2

Net investment in leases
Internal grade 1	$—	$—	$37	$37	$—
Internal grade 2	—	67	187	254	—
Total net investment in leases(a)	$—	$67	$224	$291	$—
_______________________________________
(a)For DTE Energy and DTE Electric, current portion is included in Current Assets — Other on the respective Consolidated Statements of Financial Position.

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
Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Registrants cease accruing interest (nonaccrual status), consider a note receivable impaired, and establish an allowance for credit loss when it is probable that principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. In determining the allowance for credit losses for notes receivable, the Registrants consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty's ability to pay including existing and future economic conditions.
Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to the contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2023	$78	$1	$79	$49
Current period provision	34	—	34	17
Write-offs charged against allowance	(50)	—	(50)	(34)
Recoveries of amounts previously written off	20	—	20	13
Ending reserve balance, June 30, 2023	$82	$1	$83	$45

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	49	—	49	33
Write-offs charged against allowance	(105)	(2)	(107)	(66)
Recoveries of amounts previously written off	45	—	45	28
Ending reserve balance, December 31, 2022	$78	$1	$79	$49

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
DTE Energy	$13	$14	$35	$34
DTE Electric	$9	$8	$17	$16
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2023.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Electric(a)
Residential	$658	$691	$1,312	$1,391
Commercial	524	487	1,019	964
Industrial	186	170	355	331
Other(b)	(39)	222	22	374
Total Electric operating revenues	$1,329	$1,570	$2,708	$3,060

Gas
Gas sales	$216	$231	$817	$827
End User Transportation	54	55	140	153
Intermediate Transportation	16	16	47	45
Other(b)	25	60	14	103
Total Gas operating revenues	$311	$362	$1,018	$1,128

Other segment operating revenues
DTE Vantage	$189	$220	$373	$399
Energy Trading	$904	$2,832	$2,472	$5,035
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $3 million and $4 million of Other revenues related to DTE Sustainable Generation for the three months ended June 30, 2023 and 2022, respectively, and $7 million and $8 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Electric — Other revenues	$5	$4	$10	$8
Gas — Alternative Revenue Programs	$1	$—	$4	$—
Gas — Other revenues	$2	$2	$5	$4
DTE Vantage — Leases	$10	$19	$25	$39
Energy Trading — Derivatives	$696	$2,426	$1,857	$4,160
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2023	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	61
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(40)
Ending Balance, June 30, 2023	$115

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2023	$90
2024	24
2025	1
2026	—
2027	—
2028 and thereafter	—
$115
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2023	$74	$4
2024	231	8
2025	156	—
2026	94	—
2027	64	—
2028 and thereafter	308	—
	$927	$12

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
DTE Electric and Consumers, joint owners of Ludington, believe that certain costs must be incurred in the near term for repairing and/or replacing defective work performed by TAES in order to ensure the continued safe and reliable operation of the plant. In November 2022, DTE Electric and Consumers filed an accounting application with the MPSC for authority to defer these costs as a regulatory asset. DTE Electric and Consumers requested the regulatory asset for their respective 49% and 51% shares of these costs, to be offset by any potential litigation proceeds. The parties also requested that appropriate recovery and ratemaking treatment be granted in a future rate case or other proceeding. In May 2023, the MPSC approved the accounting application as requested. Costs incurred and deferred as regulatory assets will be reviewed in future rate proceedings for cost recovery.
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
2023 Securitization Filing
On April 3, 2023, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $496 million of qualified costs related to the net book value of the St. Clair and Trenton Channel generation plants. The filing requested recovery of these qualifying costs from DTE Electric's customers.
The MPSC issued a financing order on June 22, 2023 authorizing DTE Electric to proceed with the issuance of Securitization bonds for qualified costs up to $602 million, increased for the inclusion of deferred income taxes. The financing order further authorized customer charges for the timely recovery of debt service costs on the Securitization bonds and other ongoing qualified costs. Securitization financing is expected to occur in the fourth quarter 2023.
Integrated Resource Plan
In November 2022, DTE Electric filed an Integrated Resource Plan (IRP) with the MPSC, a comprehensive plan to meet the electricity needs of customers over the next 20 years. The IRP included details on planned coal plant retirements and replacement generation, including investments in renewables and battery storage, with a focus on providing increasingly clean, reliable, and affordable electricity to customers.
On July 12, 2023, DTE Energy announced that DTE Electric reached a settlement agreement with the various stakeholders involved in the IRP. The MPSC issued an order approving the settlement agreement on July 26, 2023. DTE Electric is currently assessing the impacts from the settlement agreement on the consolidated financial statements for the third quarter 2023, including regulatory treatment for the recovery of plant-related costs at the Belle River and Monroe power plants. As a result of the settlement agreement, DTE Electric is also expecting to securitize a portion of these plant-related costs in future periods.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$201	$37	$646	$431
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
Net income available to common shareholders — basic	$200	$37	$644	$430

Average number of common shares outstanding — basic	206	193	206	193

Basic Earnings per Common Share	$0.97	$0.19	$3.13	$2.22

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$201	$37	$646	$431
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
Net income available to common shareholders — diluted	$200	$37	$644	$430

Average number of common shares outstanding — basic	206	193	206	193
Average performance share awards	—	1	—	1
Average number of common shares outstanding — diluted	206	194	206	194

Diluted Earnings per Common Share(a)	$0.97	$0.19	$3.13	$2.22
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 10.0 million and 10.3 million for the three and six months ended June 30, 2022, respectively, as the dilutive stock price threshold was not met. The equity units were settled in November 2022 resulting in the issuance of common stock.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2023 and December 31, 2022. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2023						December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$17	$—	$—	$—	$—	$17	$10	$—	$—	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	752	—	—	144	—	896	701	—	—	138	—	839
Fixed income securities	105	362	—	92	—	559	115	359	—	89	—	563
Private equity and other	—	—	—	291	—	291	—	—	—	262	—	262
Hedge funds and similar investments	102	62	—	—	—	164	78	41	—	—	—	119
Cash equivalents	43	—	—	—	—	43	42	—	—	—	—	42
Other investments(d)
Equity securities	56	—	—	—	—	56	56	—	—	—	—	56
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	35	—	—	—	—	35	72	—	—	—	—	72
Derivative assets
Commodity contracts(e)
Natural gas	151	183	167	—	(335)	166	426	183	135	—	(649)	95
Electricity	—	348	149	—	(311)	186	—	720	243	—	(643)	320
Environmental & Other	—	332	22	—	(340)	14	—	201	12	—	(196)	17
Other contracts	—	4	—	—	—	4	—	2	—	—	(1)	1
Total derivative assets	151	867	338	—	(986)	370	426	1,106	390	—	(1,489)	433
Total	$1,268	$1,291	$338	$527	$(986)	$2,438	$1,507	$1,506	$390	$489	$(1,489)	$2,403

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(144)	$(218)	$(221)	$—	$350	$(233)	$(297)	$(331)	$(390)	$—	$645	$(373)
Electricity	—	(334)	(153)	—	352	(135)	—	(659)	(276)	—	665	(270)
Environmental & Other	—	(351)	(6)	—	350	(7)	—	(213)	(1)	—	201	(13)
Other contracts	—	(2)	—	—	—	(2)	—	(2)	—	—	1	(1)
Total	$(144)	$(905)	$(380)	$—	$1,052	$(377)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,124	$386	$(42)	$527	$66	$2,061	$1,210	$301	$(277)	$489	$23	$1,746
Assets
Current	$130	$612	$230	$—	$(697)	$275	$360	$881	$286	$—	$(1,189)	$338
Noncurrent	1,138	679	108	527	(289)	2,163	1,147	625	104	489	(300)	2,065
Total Assets	$1,268	$1,291	$338	$527	$(986)	$2,438	$1,507	$1,506	$390	$489	$(1,489)	$2,403
Liabilities
Current	$(116)	$(601)	$(201)	$—	$732	$(186)	$(273)	$(876)	$(386)	$—	$1,193	$(342)
Noncurrent	(28)	(304)	(179)	—	320	(191)	(24)	(329)	(281)	—	319	(315)
Total Liabilities	$(144)	$(905)	$(380)	$—	$1,052	$(377)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,124	$386	$(42)	$527	$66	$2,061	$1,210	$301	$(277)	$489	$23	$1,746
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $11 million and $10 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at June 30, 2023 and December 31, 2022, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$9	$—	$—	$—	$9	$9	$—	$—	$—	$9
Nuclear decommissioning trusts
Equity securities	752	—	—	144	896	701	—	—	138	839
Fixed income securities	105	362	—	92	559	115	359	—	89	563
Private equity and other	—	—	—	291	291	—	—	—	262	262
Hedge funds and similar investments	102	62	—	—	164	78	41	—	—	119
Cash equivalents	43	—	—	—	43	42	—	—	—	42
Other investments
Equity securities	20	—	—	—	20	16	—	—	—	16
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	14	—	14	—	—	11	—	11
Total	$1,042	$424	$14	$527	$2,007	$972	$400	$11	$489	$1,872

Assets
Current	$9	$—	$14	$—	$23	$9	$—	$11	$—	$20
Noncurrent	1,033	424	—	527	1,984	963	400	—	489	1,852
Total Assets	$1,042	$424	$14	$527	$2,007	$972	$400	$11	$489	$1,872
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $9 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at June 30, 2023 and December 31, 2022.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $162 million and $177 million as of June 30, 2023 and December 31, 2022, respectively.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(62)	$(38)	$2	$(98)	$(230)	$(117)	$6	$(341)
Total gains (losses)
Included in earnings(a)	11	75	1	87	(175)	33	3	(139)
Recorded in Regulatory liabilities	—	—	14	14	—	—	28	28
Purchases, issuances, and settlements
Settlements	(3)	(41)	(1)	(45)	43	(12)	(7)	24
Net Assets (Liabilities) as of June 30	$(54)	$(4)	$16	$(42)	$(362)	$(96)	$30	$(428)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(3)	$49	$(32)	$14	$(145)	$25	$(24)	$(144)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$14	$14	$—	$—	$25	$25
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(255)	$(33)	$11	$(277)	$(179)	$(45)	$9	$(215)
Transfers from Level 3 into Level 2	—	—	—	—	5	—		5
Total gains (losses)
Included in earnings(a)	162	30	2	194	(347)	(18)	7	(358)
Recorded in Regulatory liabilities	—	—	5	5	—	—	24	24
Purchases, issuances, and settlements
Settlements	39	(1)	(2)	36	159	(33)	(10)	116
Net Assets (Liabilities) as of June 30	$(54)	$(4)	$16	$(42)	$(362)	$(96)	$30	$(428)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30a)	$90	$68	$(31)	$127	$(274)	$(39)	$(21)	$(334)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$14	$14	$—	$—	$25	$25
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net Assets as of beginning of period	$1	$3	$11	$9
Total gains recorded in Regulatory liabilities	14	28	5	24
Purchases, issuances, and settlements
Settlements	(1)	(6)	(2)	(8)
Net Assets as of June 30	$14	$25	$14	$25
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$14	$25	$14	$25
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and six months ended months ended June 30, 2023 and 2022.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$167	$(221)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.62)	—	$4.59	/MMBtu	$(0.07)	/MMBtu
Electricity	$149	$(153)	Discounted Cash Flow	Forward basis price (per MWh)	$(20.34)	—	$12.99	/MWh	$(3.43)	/MWh

	December 31, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$135	$(390)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.91)	—	$39.94	/MMBtu	$0.18	/MMBtu
Electricity	$243	$(276)	Discounted Cash Flow	Forward basis price (per MWh)	$(29.41)	—	$15.00	/MWh	$(3.04)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$111	$—	$—	$113	$80	$—	$—	$82
Short-term borrowings	$528	$—	$528	$—	$1,162	$—	$1,162	$—
Notes payable(b)	$24	$—	$—	$24	$18	$—	$—	$18
Long-term debt(c)	$19,221	$817	$15,364	$1,205	$17,978	$710	$14,084	$1,199
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$2	$—	$—	$2	$17	$—	$—	$17
Short-term borrowings — affiliates	$—	$—	$—	$—	$27	$—	$—	$27
Short-term borrowings — other	$222	$—	$222	$—	$568	$—	$568	$—
Notes payable(b)	$23	$—	$—	$23	$17	$—	$—	$17
Long-term debt(c)	$10,965	$—	$9,615	$133	$9,696	$—	$8,289	$128
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2023	December 31, 2022
	(In millions)
Fermi 2	$1,939	$1,807
Fermi 1	3	3
Low-level radioactive waste	11	15
	$1,953	$1,825

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Realized gains	$11	$32	$19	$46
Realized losses	$(12)	$(18)	$(26)	$(23)
Proceeds from sale of securities	$257	$306	$423	$513
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2023			December 31, 2022
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$896	$420	$(15)	$839	$342	$(23)
Fixed income securities	559	3	(39)	563	1	(56)
Private equity and other	291	69	(6)	262	63	(5)
Hedge funds and similar investments	164	5	(12)	119	—	(18)
Cash equivalents	43	—	—	42	—	—
	$1,953	$497	$(72)	$1,825	$406	$(102)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2023
(In millions)
Due within one year	$10
Due after one through five years	106
Due after five through ten years	89
Due after ten years	262
$467
Fixed income securities held in nuclear decommissioning trust funds include $92 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At June 30, 2023 and December 31, 2022, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and six months ended June 30, 2023 and 2022.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2023 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$4	$—	$1	$—
Foreign currency exchange contracts	—	(2)	—	(2)
Total derivatives designated as hedging instruments	$4	$(2)	$1	$(2)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$501	$(583)	$744	$(1,018)
Electricity	497	(487)	963	(935)
Environmental & Other	354	(357)	213	(214)
Foreign currency exchange contracts	—	—	1	—
Total derivatives not designated as hedging instruments	$1,352	$(1,427)	$1,921	$(2,167)

Current	$955	$(918)	$1,517	$(1,535)
Noncurrent	401	(511)	405	(634)
Total derivatives	$1,356	$(1,429)	$1,922	$(2,169)
The fair value of derivative instruments at DTE Electric was $14 million and $11 million at June 30, 2023 and December 31, 2022, respectively, comprised of FTRs recorded to Current Assets - Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had no of letters of credit issued and outstanding at June 30, 2023 and $81 million at December 31, 2022, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $33 million and $82 million at June 30, 2023 and December 31, 2022, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2023	December 31, 2022
	(In millions)
Cash collateral netted against Derivative assets	$—	$(90)
Cash collateral netted against Derivative liabilities	66	113
Cash collateral recorded in Accounts receivable(a)	53	77
Cash collateral recorded in Accounts payable(a)	(3)	(27)
Total net cash collateral posted (received)	$116	$73
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2023			December 31, 2022
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$501	$(335)	$166	$744	$(649)	$95
Electricity	497	(311)	186	963	(643)	320
Environmental & Other	354	(340)	14	213	(196)	17
Interest rate contracts	4	—	4	1	—	1
Foreign currency exchange contracts	—	—	—	1	(1)	—
Total derivative assets	$1,356	$(986)	$370	$1,922	$(1,489)	$433

Derivative liabilities
Commodity contracts(a)
Natural gas	$(583)	$350	$(233)	$(1,018)	$645	$(373)
Electricity	(487)	352	(135)	(935)	665	(270)
Environmental & Other	(357)	350	(7)	(214)	201	(13)
Foreign currency exchange contracts	(2)	—	(2)	(2)	1	(1)
Total derivative liabilities	$(1,429)	$1,052	$(377)	$(2,169)	$1,512	$(657)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2023				December 31, 2022
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$955	$401	$(918)	$(511)	$1,517	$405	$(1,535)	$(634)
Counterparty netting	(697)	(289)	697	289	(1,127)	(272)	1,127	272
Collateral adjustment	—	—	35	31	(62)	(28)	66	47
Total derivatives as reported	$258	$112	$(186)	$(191)	$328	$105	$(342)	$(315)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2023	2022	2023	2022
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$59	$(32)	$130	$(263)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(65)	(165)	83	(100)
Electricity	Operating Revenues — Non-utility operations	60	110	(55)	112
Environmental & Other	Operating Revenues — Non-utility operations	—	22	(1)	18
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	2	(1)	—
Total		$53	$(63)	$156	$(233)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2023:

Commodity	Number of Units
Natural gas (MMBtu)	2,121,182,323
Electricity (MWh)	45,914,461
Oil (Gallons)	5,688,000
Foreign currency exchange ($ CAD)	159,105,250
FTR (MWh)	140,020
Renewable Energy Certificates (MWh)	11,341,187
Carbon emissions (Metric Tons)	1,413,896
Interest rate contracts ($ USD)	500,000,000
Various subsidiaries of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $448 million.
As of June 30, 2023, DTE Energy had $1.2 billion of derivatives in net liability positions, for which hard triggers exist. There is $47 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $958 million. The net remaining amount of $165 million is derived from the $448 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2023, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds(a)	5.20%	2033	$600
DTE Electric	March	Mortgage bonds(a)	5.40%	2053	600
DTE Energy	March	Term loan facility draw(b)	Variable	2023	200
DTE Energy	May	Senior notes(c)	4.875%	2028	800
DTE Electric	June	Tax-exempt revenue bonds(d)	3.875%	2053	100
					$2,300
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(b)Proceeds used for general corporate purposes.
(c)Proceeds used for the repayment of amounts outstanding under the term loan facility.
(d)Tax-exempt revenue bonds are issued by a public body that loans the proceeds to DTE Electric with terms substantially mirroring the revenue bonds. Proceeds were used to finance costs relating to solid waste disposal facilities at the Monroe and St. Clair power plants. The bonds will be subject to mandatory tender in June 2030.
In June 2022, DTE Energy entered into a $1.125 billion unsecured term loan with a maturity date of December 2023. Any borrowings on the loan were determined to be long-term debt, as the term of the facility exceeded one year. Through the first quarter 2023, DTE Energy had drawn $1.0 billion on the term loan, bearing interest at SOFR plus 0.90% per annum. These borrowings were repaid in May and June 2023, as noted in the debt redemptions table below. Unused term loan capacity of $125 million terminated in June 2023 per the terms of the credit agreement.
Debt Redemptions
In 2023, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Gas	April	Senior notes	6.44%	2023	$25
DTE Energy	May	Term loan facility	Variable	2023	800
DTE Electric	June	Securitization bonds	2.64%	2023	19
DTE Energy	June	Term loan facility	Variable	2023	200
					$1,044

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy, DTE Electric, and DTE Gas have unsecured revolving credit agreements that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the revolvers are available at prevailing short-term interest rates. Letters of credit of up to $500 million may also be issued under the DTE Energy revolver. DTE Energy and DTE Electric also have other facilities to support letter of credit issuance and increase liquidity.
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2023, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.64 to 1, 0.53 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
During May 2023, DTE Energy paid the amount outstanding and terminated its unsecured Canadian revolving credit facility. In June 2023, DTE Energy entered into a new $100 million uncommitted letter of credit facility, with availability to either DTE Energy or DTE Electric. DTE Energy also amended the terms of several other letter of credit facilities, including capacity and maturity date.
The availability under these facilities as of June 30, 2023 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2027	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2024	275	—	—	275
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facility(a)	100	—	—	100
Unsecured letter of credit facility(b)	—	100	—	100
	2,025	900	300	3,225
Amounts outstanding at June 30, 2023
Commercial paper issuances	306	222	—	528
Letters of credit	289	—	—	289
	595	222	—	817
Net availability at June 30, 2023	$1,430	$678	$300	$2,408
_______________________________________
(a)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At June 30, 2023, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $130 million and $166 million at June 30, 2023 and December 31, 2022, respectively, and were fully offset by posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 11 — LEASES
Lessor
Interest income recognized under finance leases was $7 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $14 million and $11 million for the six months ended June 30, 2023 and 2022, respectively.
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fixed payments	$3	$4	$7	$8
Variable payments	7	15	18	31
	$10	$19	$25	$39

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
In 2015, the EPA finalized National Ambient Air Quality Standards ("NAAQS") for ground level ozone. In August 2018, the EPA designated southeast Michigan as "marginal non-attainment" with the 2015 ozone NAAQS. In January 2022, after collecting several years of data, the State submitted a request to the EPA for redesignation of the southeast Michigan ozone non-attainment area to attainment, and to accept their maintenance plan and emission inventories as a revision to the Michigan SIP. On May 19, 2023, the EPA posted in the Federal Register the redesignation of attainment of the ozone standard for the seven-county Southeast Michigan region. DTE Electric does not expect a significant financial impact related to the ozone NAAQS at this time, pending finalization of the state rules and implementation plans.
In May 2023, the EPA proposed new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. DTE Electric is reviewing the proposal and working with industry partners to provide comments on the proposed rules. The financial impact cannot be estimated until a final rule is issued, which is currently expected in the second half of 2024.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and that site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2023 and December 31, 2022, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On January 25, 2023, DTE Electric received notice of the EPA's proposed denial of Part B applications. DTE Electric provided comments on April 10, 2023, in response to the proposed decision. If the EPA's final decision remains unchanged, DTE Electric does not expect the denied applications to have a significant operational or financial impact; however, DTE Electric is continuing to review and analyze potential outcomes of this matter.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On May 18, 2023, the EPA posted in the Federal Register a proposed rule to regulate legacy CCR surface impoundments and CCR management units. The rule proposes to expand the reach of the CCR rule to inactive electric generation sites and previously unregulated locations of CCR at a regulated facility. DTE Electric is currently evaluating the proposed rule. The financial impact of the proposed rule cannot be estimated until a final rule is issued, which is currently expected in mid-2024.
At the State level, legislation was signed in December 2018 and provides for further regulation of the CCR program in Michigan. Additionally, the statutory revision provides the basis of a CCR program that EGLE has submitted to the EPA for approval to fully regulate the CCR program in Michigan in lieu of a Federal permit program. The EPA is currently working with EGLE in reviewing the submitted State program, and DTE Electric will work with EGLE to implement the State program that may be approved in the future.
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
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the State of Michigan. The State of Michigan has issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. On October 11, 2021, in consideration of the deadlines above, DTE Electric submitted a Notice of Planned Participation ("NOPP") to the State of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than December 31, 2028 and the VIP for FGD wastewater at Monroe power plant by December 31, 2028.
On March 29, 2023, the EPA published two draft proposals to revise existing ELG rules. The first draft proposal would reopen the cessation of coal compliance subcategory from the 2020 ELG rule and allow for compliance by committing to such cessation no later than December 31, 2028. This proposal was finalized by the EPA on May 30, 2023. The second draft proposal is a broader update to the ELG rules that includes revised compliance standards for FGD wastewater, bottom ash transport water, and other wastewater streams with a compliance date no later than December 31, 2029. DTE Electric's compliance strategy includes the proposed conversion of the two generating units at the Belle River power plant to a natural gas peaking resource in 2025-2026, which was included in the NOPP filed in 2021. DTE Electric also submitted a new NOPP to apply for the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032, pending approval by the MPSC.
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $481 million of capital expenditures, including $416 million for 2023 through 2027. This estimate may change in future periods as DTE Electric continues to evaluate the proposed EPA rule from May 18, 2023 to regulate legacy CCR surface impoundments and CCR management units, as noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2023 and December 31, 2022, DTE Gas had $20 million and $23 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2023 was $414 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at June 30, 2023. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2023, DTE Energy had $313 million of performance bonds outstanding, including $138 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,950 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 49% and 56% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 1% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
Purchase Commitments
Utility capital expenditures and expenditures for non-utility businesses will be approximately $4.2 billion and $3.2 billion in 2023 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2023 annual capital expenditures
Ludington Plant Contract Dispute
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
Refer to the Ludington Accounting Application section within Note 5 to the Consolidated Financial Statements, "Regulatory Matters," for additional information regarding costs to address TAES defective work and regulatory accounting treatment.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Service cost	$14	$23	$5	$7
Interest cost	53	42	16	12
Expected return on plan assets	(87)	(86)	(27)	(31)
Amortization of:
Net actuarial loss	1	28	2	1
Prior service credit	—	—	(6)	(5)
Settlements	5	—	—	—
Net periodic benefit cost (credit)	$(14)	$7	$(10)	$(16)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Service cost	$28	$47	$9	$14
Interest cost	107	83	32	24
Expected return on plan assets	(175)	(173)	(55)	(63)
Amortization of:
Net actuarial loss	3	57	5	2
Prior service credit	(1)	—	(10)	(10)
Settlements	7	—	—	—
Net periodic benefit cost (credit)	$(31)	$14	$(19)	$(33)
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
In November 2022, DTE Electric received a rate order from the MPSC approving the deferral of qualified pension plan service and non-service costs that were previously being recognized in earnings. Therefore, the Registrants are recording these costs as Regulatory assets beginning in December 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets, operation and maintenance expense, other income and deductions, and capital expenditures was a credit of $7 million and $16 million for the three and six months ended June 30, 2023, and a cost of $9 million and $18 million for the three and six months ended June 30, 2022. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Service cost	$4	$5	$7	$10
Interest cost	13	9	25	18
Expected return on plan assets	(19)	(21)	(37)	(42)
Amortization of:
Net actuarial loss	—	1	—	2
Prior service credit	(4)	(3)	(7)	(6)
Net periodic benefit credit	$(6)	$(9)	$(12)	$(18)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans or postretirement benefit plans in 2023. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric during 2023 in exchange for cash consideration.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Electric	$18	$18	$35	$34
Gas	4	3	9	6
DTE Vantage	9	17	19	42
Energy Trading	18	22	45	39
Corporate and Other	—	—	—	—
	$49	$60	$108	$121
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
Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Utility operations
Electric	$1,326	$1,566	$2,701	$3,052
Gas	311	362	1,018	1,128
Operating Revenues — Non-utility operations
Electric	3	4	7	8
DTE Vantage	189	220	373	399
Energy Trading	904	2,832	2,472	5,035
Corporate and Other	—	—	—	—
Reconciliation and Eliminations	(49)	(60)	(108)	(121)
Total	$2,684	$4,924	$6,463	$9,501

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$178	$186	$279	$387
Gas	24	6	195	202
DTE Vantage	26	28	53	42
Energy Trading	31	(127)	169	(136)
Corporate and Other	(58)	(56)	(50)	(64)
Net Income Attributable to DTE Energy Company	$201	$37	$646	$431

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$201	$37	$646	$431
Diluted Earnings per Common Share	$0.97	$0.19	$3.13	$2.22
The increases in Net Income Attributable to DTE Energy Company for both the three and six months ended June 30, 2023 were primarily due to higher earnings in the Energy Trading segment. The increase for the six-month period was also due to higher earnings in the DTE Vantage and Corporate and Other segments, partially offset by lower earnings in the Electric and Gas segments.
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
DTE Energy plans to reduce the carbon emissions of its electric utility operations by 32% by the end of 2023, 65% in 2028, 85% in 2032, and 90% by 2040 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2032, pending approval by the MPSC, and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
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
For the gas utility, DTE Energy aims to cut carbon emissions across the entire value chain. DTE Energy plans to reduce the carbon emissions from its gas utility operations by 65% by 2030 and 80% by 2040, and is committed to a goal of net zero emissions by 2050 from internal gas operations and gas suppliers. To achieve net zero, DTE Energy is working to source gas with lower methane intensity, reduce emissions through its gas main renewal and pipeline integrity programs, and if necessary, use carbon offsets to address any remaining emissions. DTE Energy also aims to help DTE Gas customers reduce their emissions by approximately 35% by 2040 by increasing energy efficiency, pursuing advanced technologies such as hydrogen and carbon capture and sequestration, and through the CleanVision Natural Gas Balance program which provides customers the option to use carbon offsets and renewable natural gas.

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
DTE Electric's capital investments over the 2023-2027 period are estimated at $18 billion, comprised of $9 billion for distribution infrastructure, $4 billion for base infrastructure, and $5 billion for cleaner generation including renewables. DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining six coal-fired generating units. DTE Electric plans to convert the two units at the Belle River facility from a base load coal plant to a natural gas peaking resource in 2025-2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2032. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$178	$186	$279	$387
Gas	24	6	195	202
DTE Vantage	26	28	53	42
Energy Trading	31	(127)	169	(136)
Corporate and Other	(58)	(56)	(50)	(64)
Net Income Attributable to DTE Energy Company	$201	$37	$646	$431

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues
Utility operations	$1,326	$1,566	$2,701	$3,052
Non-utility operations	3	4	7	8
	1,329	1,570	2,708	3,060
Operating Expenses
Fuel and purchased power — utility	313	513	675	950
Operation and maintenance	313	391	723	779
Depreciation and amortization	332	305	652	602
Taxes other than income	83	84	168	172
	1,041	1,293	2,218	2,503
Operating Income	288	277	490	557
Other (Income) and Deductions	91	88	175	164
Income Tax Expense	19	3	36	6
Net Income Attributable to DTE Energy Company	$178	$186	$279	$387
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
Operating Revenues decreased $241 million and $352 million in the three and six months ended June 30, 2023, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Power Supply Cost Recovery	$(144)	$(232)
Weather	(68)	(117)
Base sales	(27)	(57)
COVID-19 voluntary refund amortization in 2022	(8)	(16)
Interconnection sales volumes and rates	(32)	(3)
Rate mix	(5)	10
Implementation of new rates	7	15
Regulatory mechanism - RPS	22	25
Other regulatory mechanisms and other(a)	14	23
	$(241)	$(352)
______________________________
(a)Primarily includes regulatory mechanisms relating to DTE Securitization and EWR.

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands of MWh)
DTE Electric Sales
Residential	3,314	3,751	6,778	7,590
Commercial	3,884	4,010	7,730	7,960
Industrial	2,159	2,139	4,275	4,193
Other	44	46	100	103
	9,401	9,946	18,883	19,846
Interconnection sales	1,320	1,191	2,915	1,785
Total DTE Electric Sales	10,721	11,137	21,798	21,631

DTE Electric Deliveries
Retail and wholesale	9,401	9,946	18,883	19,846
Electric retail access, including self-generators(a)	1,098	1,126	2,140	2,216
Total DTE Electric Sales and Deliveries	10,499	11,072	21,023	22,062
______________________________
(a)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Fuel and purchased power — utility expense decreased $200 million and $275 million in the three and six months ended June 30, 2023, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Purchased power - lower market prices and lower purchase volumes due to lower demand	$(114)	$(245)
Coal - lower consumption due to coal plant retirements, partially offset by higher prices	(60)	(71)
Nuclear fuel - higher amortization due to refueling outage in 2022	9	21
Gas - higher consumption primarily due to Blue Water Energy Center, offset by lower prices	(20)	30
Other	(15)	(10)
	$(200)	$(275)
Operation and maintenance expense decreased $78 million and $56 million in the three and six months ended June 30, 2023, respectively. The decrease in the second quarter was primarily due to lower plant generation expense of $44 million, lower corporate support costs of $11 million, lower legal expense of $11 million, and lower benefits and other compensation expense of $10 million. The decrease in the six-month period was primarily due to lower plant generation expense of $94 million, lower benefits and other compensation expense of $30 million, lower corporate support costs of $15 million, and lower legal expense of $8 million. These decreases were partially offset by higher distribution operations expense of $81 million (primarily due to higher storm restoration costs), higher EWR expense of $5 million, and higher RPS expense of $5 million. For both the second quarter and six-month period, the lower plant generation expense was primarily due to lower outage costs and coal plant retirements, and the lower benefits and other compensation expense was primarily due to the deferral of pension costs authorized in the November 2022 rate order from the MPSC.
Depreciation and amortization expense increased $27 million and $50 million in the three and six months ended June 30, 2023, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income decreased $1 million and $4 million in the three and six months ended June 30, 2023, respectively. The decrease in both periods was primarily due to lower payroll taxes.

Other (Income) and Deductions increased $3 million and $11 million in the three and six months ended June 30, 2023, respectively. The increase in the second quarter was primarily due to higher non-operating retirement benefits expense of $9 million and higher net interest expense of $7 million, partially offset by a favorable change in investment earnings of $11 million and higher AFUDC equity of $3 million. The increase in the six-month period was primarily due to higher non-operating benefits expense of $17 million and higher net interest expense of $16 million, partially offset by a favorable change in investment earnings of $17 million and higher AFUDC equity of $5 million.
Income Tax Expense increased $16 million and $30 million in the three and six months ended June 30, 2023, respectively. The increase in the second quarter was primarily due to lower amortization of the TCJA regulatory liability, partially offset by state tax benefits resulting from the settlement of a state tax audit. The increase in the six-month period was primarily due to lower amortization of the TCJA regulatory liability, partially offset by lower taxes resulting from lower earnings and the state tax audit settlement.
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
On April 3, 2023, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $496 million of qualified costs related to the net book value of the St. Clair and Trenton Channel generation plants. The filing requested recovery of these qualifying costs from DTE Electric's customers. The MPSC issued a financing order on June 22, 2023 authorizing DTE Electric to proceed with the issuance of Securitization bonds for qualified costs up to $602 million, increased for the inclusion of deferred income taxes. The financing order further authorized customer charges for the timely recovery of debt service costs on the Securitization bonds and other ongoing qualified costs. Securitization financing is expected to occur in the fourth quarter 2023.
In November 2022, DTE Electric filed an Integrated Resource Plan (IRP) with the MPSC, a comprehensive plan to meet the electricity needs of customers over the next 20 years. The IRP included details on planned coal plant retirements and replacement generation, including investments in renewables and battery storage, with a focus on providing increasingly clean, reliable, and affordable electricity to customers. On July 12, 2023, DTE Energy announced that DTE Electric reached a settlement agreement with the various stakeholders involved in the IRP. The MPSC issued an order approving the settlement agreement on July 26, 2023. DTE Electric is currently assessing the impacts from the settlement agreement on the consolidated financial statements for the third quarter 2023, including regulatory treatment for the recovery of plant-related costs at the Belle River and Monroe power plants. As a result of the settlement agreement, DTE Electric is also expecting to securitize a portion of these plant-related costs in future periods.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Utility operations	$311	$362	$1,018	$1,128

Operating Expenses
Cost of gas — utility	54	117	308	397
Operation and maintenance	126	140	251	275
Depreciation and amortization	51	46	102	93
Taxes other than income	28	27	59	55
Asset (gains) losses and impairments, net	—	—	(1)	—
	259	330	719	820
Operating Income	52	32	299	308
Other (Income) and Deductions	19	23	41	43
Income Tax Expense	9	3	63	63
Net Income Attributable to DTE Energy Company	$24	$6	$195	$202
Operating Revenues — Utility operations decreased $51 million and $110 million in the three and six months ended June 30, 2023, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Gas Cost Recovery	$(63)	$(89)
Weather	(7)	(62)
Voluntary refund	2	2
Regulatory mechanism - EWR	3	3
Base sales	1	7
Infrastructure recovery mechanism	9	19
Other	4	10
	$(51)	$(110)
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Bcf)
Gas Markets
Gas sales	19	21	81	92
End-user transportation	39	36	89	91
	58	57	170	183
Intermediate transportation	132	129	280	279
Total Gas sales	190	186	450	462
Cost of gas — utility expense decreased $63 million and $89 million in the three and six months ended June 30, 2023, respectively. The decrease in the second quarter was primarily due to a lower cost of gas of $49 million and lower sales volumes of $14 million. The decrease in the six-month period was primarily due to lower sales volumes of $57 million and a lower cost of gas of $32 million.

Operation and maintenance expense decreased $14 million and $24 million in the three and six months ended June 30, 2023, respectively. The decrease in the second quarter was primarily due to lower gas operations expense of $13 million and lower corporate support costs of $5 million, partially offset by higher legal expense of $3 million and higher benefits and other compensation expense of $2 million. The decrease in the six-month period was primarily due to lower gas operations expense of $19 million and lower corporate support costs of $9 million, partially offset by higher legal expense of $3 million and higher uncollectible expense of $2 million.
Depreciation and amortization expense increased $5 million and $9 million in the three and six months ended June 30, 2023, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income expense increased $1 million and $4 million in the three and six months ended June 30, 2023, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions decreased $4 million and $2 million in the three and six months ended June 30, 2023, respectively. The decrease in the second quarter was primarily due to a favorable change in investment earnings of $5 million. The decrease in the six-month period was primarily due to a favorable change in investment earnings of $8 million, partially offset by higher net interest expense of $5 million.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$189	$220	$373	$399

Operating Expenses
Fuel, purchased power, and gas — non-utility	96	113	190	193
Operation and maintenance	63	65	121	130
Depreciation and amortization	12	13	25	26
Taxes other than income	2	1	5	5
Asset (gains) losses and impairments, net	3	(5)	3	(5)
	176	187	344	349
Operating Income	13	33	29	50
Other (Income) and Deductions	(9)	(2)	(18)	(1)
Income Taxes
Expense	6	8	13	12
Tax credits	(10)	(1)	(19)	(3)
	(4)	7	(6)	9
Net Income Attributable to DTE Energy Company	$26	$28	$53	$42

Operating Revenues — Non-utility operations decreased $31 million and $26 million in the three and six months ended June 30, 2023, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Lower sales and prices in the Renewables business	$(9)	$(26)
Lower demand and prices in the On-site business	(13)	(18)
Sale of project in the On-site business	(5)	(10)
Demand and prices in the Steel business	(6)	29
Other	2	(1)
	$(31)	$(26)
Fuel, purchased power, and gas — non-utility expense decreased $17 million and $3 million in the three and six months ended June 30, 2023, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Lower demand and prices in the On-site business	$(13)	$(18)
Sale of project in the On-site business	—	(2)
Demand and prices in the Steel business	(4)	19
Other	—	(2)
	$(17)	$(3)
Operation and maintenance expense decreased $2 million and $9 million in the three and six months ended June 30, 2023, respectively. The decrease in both periods was primarily due to the sale of a project in the On-site business, which decreased expense by $3 million in the second quarter and $6 million for the six-month period.
Asset (gains) losses and impairments, net changed $8 million in the three and six months ended June 30, 2023. The change was primarily due to the settlement of contingent consideration relating to a 2017 acquisition in the Renewables business. The settlement resulted in a loss of $2 million in the second quarter 2023 compared to a gain of $3 million recorded in the second quarter 2022.
Other (Income) and Deductions increased $7 million and $17 million in the three and six months ended June 30, 2023, respectively. The increase in the second quarter was primarily due to $3 million higher equity investment earnings in the Renewables business and $2 million higher interest income associated with a new project in the Steel business. The increase in the six-month period was primarily due to $11 million higher equity investment earnings in the Renewables business and $4 million higher interest income associated with a new project in the Steel business.
Income Taxes — Tax credits increased $9 million and $16 million in the three and six months ended June 30, 2023, respectively. The increase in the second quarter was primarily due to investment tax credits related to a new project in the On-site business. The increase in the six-month period was primarily due to investment tax credits related to new projects in the On-site and Renewables businesses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$904	$2,832	$2,472	$5,035

Operating Expenses
Purchased power, gas, and other — non-utility	839	2,969	2,195	5,159
Operation and maintenance	18	16	39	35
Depreciation and amortization	1	1	2	2
Taxes other than income	1	2	4	5
	859	2,988	2,240	5,201
Operating Income (Loss)	45	(156)	232	(166)
Other (Income) and Deductions	4	13	7	15
Income Tax Expense (Benefit)	10	(42)	56	(45)
Net Income (Loss) Attributable to DTE Energy Company	$31	$(127)	$169	$(136)
Operating Revenues — Non-utility operations decreased $1,928 million and $2,563 million in the three and six months ended June 30, 2023, respectively. The following tables detail changes relative to comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - ($1,891) primarily due to lower gas prices, ($46) settled financial hedges	$(1,937)
Unrealized MTM - $88 gains compared to $25 gains in the prior period	63
Other realized gain (loss)	(54)
$(1,928)

Six Months
(In millions)
Gas structured and gas transportation strategies - ($2,626) primarily due to lower gas prices, ($16) settled financial hedges	$(2,642)
Unrealized MTM - $84 gains compared to ($103) losses in the prior period	187
Other realized gain (loss)	(108)
$(2,563)

Purchased power, gas, and other — non-utility expense decreased $2,130 million and $2,964 million in the three and six months ended June 30, 2023, respectively. The following tables detail changes relative to comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(1,933)
Unrealized MTM - $64 losses compared to $165 losses in the prior period	(101)
Other realized (gain) loss	(96)
$(2,130)

Six Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(2,658)
Unrealized MTM - ($83) gains compared to $100 losses in the prior period	(183)
Other realized (gain) loss	(123)
$(2,964)
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
Operating Income (Loss) increased $201 million for the three months ended June 30, 2023, which includes $168 million of timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes $4 million of timing related losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income (Loss) increased $398 million for the six months ended June 30, 2023, which includes $438 million of timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes $26 million of timing related losses primarily related to gas strategies that were recognized in previous periods that reversed in the current period as the underlying contracts settled.
Other (Income) and Deductions decreased $9 million and $8 million in the three and six months ended June 30, 2023, respectively. The decrease in both periods was primarily due to $10 million lower contributions to not-for-profit organizations.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $58 million and $50 million for the three and six months ended June 30, 2023, respectively, represents an increase of $2 million and a decrease of $14 million from the net loss of $56 million and $64 million in the comparable 2022 periods. The increase in the second quarter was primarily due to higher net interest expense, partially offset by effective income tax rate adjustments and lower state income taxes. The decrease in the six-month period was primarily due to effective income tax rate adjustments, lower equity investment losses, lower corporate overhead costs, and lower state income taxes, partially offset by higher net interest expense.

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

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$43	$35
Net cash from operating activities	1,759	1,136
Net cash used for investing activities	(1,958)	(1,568)
Net cash from financing activities	197	479
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2)	47
Cash, Cash Equivalents, and Restricted Cash at End of Period	$41	$82
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $623 million in 2023. The increase was primarily due to increases in Net Income, Depreciation and amortization, Deferred income taxes, and cash from working capital items.
The change in working capital items in 2023 was primarily due to increases in cash related to Accounts receivable and Regulatory assets and liabilities, partially offset by decreases in cash related to Accounts payable, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities increased by $390 million in 2023 primarily due to an increase in utility plant and equipment expenditures.
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
Net cash from financing activities decreased by $282 million in 2023 primarily due to decreases in cash related to Redemption of long-term debt and Short-term borrowings, net, partially offset by increases in cash related to the Issuance of long-term debt, net of issuance costs and Repurchase of common stock.
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
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue up to $100 million of equity in 2023. DTE Energy anticipates these discretionary equity issuances to be made through contributions to the dividend reinvestment plan and/or employee benefit plans.
Over the long-term, DTE Energy does not have any equity commitments and will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring the impact of rising interest rates on the cost of borrowing.
Uses of Cash
DTE Energy has $697 million in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.

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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $448 million.
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
Liquidity
DTE Energy has approximately $2.4 billion of available liquidity at June 30, 2023, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2022	$(224)
Reclassified to realized upon settlement	9
Changes in fair value recorded to income	157
Amounts recorded to unrealized income	166
Changes in fair value recorded in Regulatory liabilities	5
Amounts recorded in other comprehensive income, pre-tax	3
Change in collateral	43
MTM at June 30, 2023	$(7)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2026 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2023	2024	2025	2026 and Beyond	Total Fair Value
	(In millions)
Level 1	$(17)	$18	$7	$(1)	$7
Level 2	13	(34)	1	(18)	(38)
Level 3	(25)	40	3	(60)	(42)
MTM before collateral adjustments	$(29)	$24	$11	$(79)	(73)
Collateral adjustments					66
MTM at June 30, 2023					$(7)

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

The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2023:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$445	$—	$445
BBB+ and BBB	345	(1)	344
BBB-	21	—	21
Total Investment Grade	811	(1)	810
Non-investment grade(b)	7	—	7
Internally Rated — investment grade(c)	342	—	342
Internally Rated — non-investment grade(d)	15	—	15
Total	$1,175	$(1)	$1,174
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S.  Treasury rates, commercial paper rates, credit spreads, and SOFR. As of June 30, 2023, DTE Energy had floating rate debt of $528 million and a floating rate debt-to-total debt ratio of 2.7%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2023 and 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2023	2022	2023	2022	Change in the Fair Value of
	(In millions)
Environmental contracts	$(2)	$(9)	$3	$9	Commodity contracts
Gas contracts	$37	$31	$(37)	$(31)	Commodity contracts
Power contracts	$3	$18	$(4)	$(19)	Commodity contracts
Oil contracts	$1	$3	$(1)	$(3)	Commodity contracts
Interest rate risk — DTE Energy	$(732)	$(764)	$787	$808	Long-term debt
Interest rate risk — DTE Electric	$(481)	$(420)	$525	$455	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2023:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2023 — 04/30/2023	12,128	$114.72	—	—	—
05/01/2023 — 05/31/2023	7,110	$116.47	—	—	—
06/01/2023 — 06/30/2023	—	$—	—	—	—
Total	19,238		—
_______________________________________
(a)Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 5. Insider Trading Arrangements and Policies
For the quarter ended June 30, 2023, no DTE Energy directors or officers have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1	Supplemental Indenture dated as of May 1, 2023, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2023 Series C)	X

4.2	Supplemental Indenture dated as of May 1, 2023 to Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2023 Series DT)	X	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 27, 2023
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)