Form 10-Q
period 2023-09-30
DTE ENERGY CO; DTE Electric Co
filed 2023-11-01
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2023:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	206,258,727

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,827	$2,053	$5,504	$6,196
Non-utility operations	1,061	3,198	3,847	8,556
	2,888	5,251	9,351	14,752
Operating Expenses
Fuel, purchased power, and gas — utility	435	594	1,364	1,901
Fuel, purchased power, gas, and other — non-utility	864	3,023	3,226	8,324
Operation and maintenance	545	608	1,650	1,803
Depreciation and amortization	404	369	1,185	1,093
Taxes other than income	114	111	350	349
Asset (gains) losses and impairments, net	(12)	1	(11)	(4)
	2,350	4,706	7,764	13,466
Operating Income	538	545	1,587	1,286

Other (Income) and Deductions
Interest expense	200	171	583	486
Interest income	(15)	(10)	(45)	(26)
Non-operating retirement benefits, net	1	(5)	9	(13)
Other income	(13)	(16)	(70)	(35)
Other expenses	11	12	26	56
	184	152	503	468
Income Before Income Taxes	354	393	1,084	818

Income Tax Expense	22	6	106	—

Net Income Attributable to DTE Energy Company	$332	$387	$978	$818

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.61	$2.00	$4.74	$4.22

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.61	$1.99	$4.74	$4.21

Weighted Average Common Shares Outstanding
Basic	206	193	206	193
Diluted	206	194	206	194

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net Income	$332	$387	$978	$818

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $—, $—, $1, and $2, respectively	1	2	2	7
Net unrealized gains on derivatives, net of taxes of $4, $1, $5, and $2, respectively	15	4	17	7
Foreign currency translation	(3)	—	(1)	—
Other comprehensive income	13	6	18	14

Comprehensive Income Attributable to DTE Energy Company	$345	$393	$996	$832

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$36	$33
Restricted cash	30	10
Accounts receivable (less allowance for doubtful accounts of $76 and $79, respectively)
Customer	1,393	2,038
Other	173	144
Inventories
Fuel and gas	463	433
Materials, supplies, and other	647	509
Derivative assets	228	328
Regulatory assets	135	450
Prepaid property tax	180	76
Other	135	159
	3,420	4,180
Investments
Nuclear decommissioning trust funds	1,913	1,825
Investments in equity method investees	180	165
Other	157	165
	2,250	2,155
Property
Property, plant, and equipment	36,397	39,346
Accumulated depreciation and amortization	(8,869)	(10,579)
	27,528	28,767
Other Assets
Goodwill	1,993	1,993
Regulatory assets	6,715	3,886
Securitized regulatory assets	178	206
Intangible assets	159	166
Notes receivable	400	331
Derivative assets	81	105
Prepaid postretirement costs	616	571
Operating lease right-of-use assets	137	89
Other	253	234
	10,532	7,581
Total Assets	$43,730	$42,683

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,135	$1,604
Accrued interest	213	154
Dividends payable	196	196
Short-term borrowings	1,217	1,162
Current portion long-term debt, including securitization bonds and finance leases	594	1,124
Derivative liabilities	145	342
Regulatory liabilities	52	34
Operating lease liabilities	18	13
Other	475	544
	4,045	5,173
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	17,497	15,807
Securitization bonds	153	172
Junior subordinated debentures	883	883
Finance lease liabilities	9	11
	18,542	16,873
Other Liabilities
Deferred income taxes	2,575	2,394
Regulatory liabilities	2,597	2,673
Asset retirement obligations	3,589	3,460
Unamortized investment tax credit	180	182
Derivative liabilities	154	315
Accrued pension liability	319	378
Accrued postretirement liability	288	287
Nuclear decommissioning	299	282
Operating lease liabilities	112	68
Other	176	197
	10,289	10,236
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 206,258,727 and 205,632,393 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	6,697	6,651
Retained earnings	4,197	3,808
Accumulated other comprehensive loss	(44)	(62)
Total DTE Energy Company Equity	10,850	10,397
Noncontrolling interests	4	4
Total Equity	10,854	10,401
Total Liabilities and Equity	$43,730	$42,683

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Operating Activities
Net Income	$978	$818
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,185	1,093
Nuclear fuel amortization	43	26
Allowance for equity funds used during construction	(26)	(20)
Deferred income taxes	119	15
Equity (earnings) losses of equity method investees	(7)	15
Dividends from equity method investees	3	4
Asset (gains) losses and impairments, net	(11)	(4)
Changes in assets and liabilities:
Accounts receivable, net	614	(150)
Inventories	(170)	(204)
Prepaid postretirement benefit costs	(45)	(60)
Accounts payable	(438)	228
Accrued pension liability	(59)	(71)
Accrued postretirement liability	1	(8)
Derivative assets and liabilities	(234)	77
Regulatory assets and liabilities	509	(552)
Other current and noncurrent assets and liabilities	(87)	205
Net cash from operating activities	2,375	1,412
Investing Activities
Plant and equipment expenditures — utility	(2,772)	(2,342)
Plant and equipment expenditures — non-utility	(41)	(55)
Proceeds from sale of nuclear decommissioning trust fund assets	527	707
Investment in nuclear decommissioning trust funds	(524)	(710)
Distributions from equity method investees	16	11
Contributions to equity method investees	(27)	(12)
Notes receivable	(56)	(13)
Other	(64)	(39)
Net cash used for investing activities	(2,941)	(2,453)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,278	1,771
Redemption of long-term debt	(1,146)	(316)
Short-term borrowings, net	55	236
Repurchase of common stock	—	(55)
Dividends paid on common stock	(564)	(514)
Other	(34)	(65)
Net cash from financing activities	589	1,057
Net Increase in Cash, Cash Equivalents, and Restricted Cash	23	16
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	43	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$66	$51

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$401	$331

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($0.95 per Common Share)	—	—	(196)	—	—	(196)
Issuance of common stock	76	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Stock-based compensation and other	401	(8)	(2)	—	—	(10)
Balance, March 31, 2023	206,109	$6,652	$4,055	$(65)	$4	$10,646
Net Income	—	—	201	—	—	201
Dividends declared on common stock ($1.91 per Common Share)	—	—	(393)	—	—	(393)
Issuance of common stock	76	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	8	—	8
Stock-based compensation and other	(9)	16	(1)	—	—	15
Balance, June 30, 2023	206,176	$6,676	$3,862	$(57)	$4	$10,485
Net Income	—	—	332	—	—	332
Issuance of common stock	75	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	13	—	13
Stock-based compensation and other	8	12	3	—	—	15
Balance, September 30, 2023	206,259	$6,697	$4,197	$(44)	$4	$10,854

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	394	—	—	394
Dividends declared on common stock ($0.89 per Common Share)	—	—	(171)	—	—	(171)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	3	—	3
Stock-based compensation, net distributions to noncontrolling interests, and other	456	(14)	1	—	(4)	(17)
Balance, March 31, 2022	193,739	$5,310	$3,662	$(109)	$4	$8,867
Net Income	—	—	37	—	—	37
Dividends declared on common stock ($1.77 per Common Share)	—	—	(343)	—	—	(343)
Other comprehensive income, net of tax	—	—	—	5	—	5
Stock-based compensation, net distributions to noncontrolling interests, and other	(3)	13	(1)	—	1	13
Balance, June 30, 2022	193,736	$5,323	$3,355	$(104)	$5	$8,579
Net Income	—	—	387	—	—	387
Other comprehensive income, net of tax	—	—	—	6	—	6
Stock-based compensation, net contributions from noncontrolling interests, and other	6	14	(1)	—	1	14
Balance, September 30, 2022	193,742	$5,337	$3,741	$(98)	$6	$8,986

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Utility operations	$1,623	$1,844	$4,324	$4,896

Operating Expenses
Fuel and purchased power — utility	440	595	1,120	1,551
Operation and maintenance	371	403	1,099	1,167
Depreciation and amortization	334	304	979	899
Taxes other than income	87	85	255	257
	1,232	1,387	3,453	3,874
Operating Income	391	457	871	1,022

Other (Income) and Deductions
Interest expense	114	93	319	271
Interest income	(3)	—	(14)	—
Non-operating retirement benefits, net	(1)	(1)	(3)	(2)
Other income	(16)	(15)	(56)	(46)
Other expenses	9	11	22	37
	103	88	268	260
Income Before Income Taxes	288	369	603	762

Income Tax Expense	19	6	55	12

Net Income	$269	$363	$548	$750

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net Income	$269	$363	$548	$750
Other comprehensive income	—	—	—	—
Comprehensive Income	$269	$363	$548	$750

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$15
Restricted Cash	24	9
Accounts receivable (less allowance for doubtful accounts of $46 and $49, respectively)
Customer	794	727
Affiliates	9	8
Other	67	75
Inventories
Fuel	199	167
Materials and supplies	388	331
Regulatory assets	132	421
Prepaid property tax	133	54
Other	31	44
	1,790	1,851
Investments
Nuclear decommissioning trust funds	1,913	1,825
Other	49	44
	1,962	1,869
Property
Property, plant, and equipment	27,268	30,591
Accumulated depreciation and amortization	(6,376)	(8,095)
	20,892	22,496
Other Assets
Regulatory assets	6,102	3,219
Securitized regulatory assets	178	206
Prepaid postretirement costs — affiliates	371	345
Operating lease right-of-use assets	105	56
Other	218	194
	6,974	4,020
Total Assets	$31,618	$30,236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$44	$71
Other	591	637
Accrued interest	120	105
Current portion long-term debt, including securitization bonds and finance leases	542	248
Regulatory liabilities	49	33
Short-term borrowings
Affiliates	—	27
Other	656	568
Operating lease liabilities	15	9
Other	165	204
	2,182	1,902
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,172	9,282
Securitization bonds	153	172
Finance lease liabilities	—	1
	10,325	9,455
Other Liabilities
Deferred income taxes	3,056	2,946
Regulatory liabilities	1,729	1,778
Asset retirement obligations	3,356	3,221
Unamortized investment tax credit	180	182
Nuclear decommissioning	299	282
Accrued pension liability — affiliates	348	387
Accrued postretirement liability — affiliates	277	275
Operating lease liabilities	85	39
Other	69	74
	9,399	9,184
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	6,602	6,602
Retained earnings	3,110	3,093
Total Shareholder’s Equity	9,712	9,695
Total Liabilities and Shareholder’s Equity	$31,618	$30,236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Operating Activities
Net Income	$548	$750
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	979	899
Nuclear fuel amortization	43	26
Allowance for equity funds used during construction	(25)	(18)
Deferred income taxes	59	11
Changes in assets and liabilities:
Accounts receivable, net	(57)	(77)
Inventories	(89)	(26)
Accounts payable	(33)	17
Prepaid postretirement benefit costs — affiliates	(26)	(37)
Accrued pension liability — affiliates	(39)	(40)
Accrued postretirement liability — affiliates	2	(6)
Regulatory assets and liabilities	402	(563)
Other current and noncurrent assets and liabilities	(183)	166
Net cash from operating activities	1,581	1,102
Investing Activities
Plant and equipment expenditures	(2,215)	(1,853)
Proceeds from sale of nuclear decommissioning trust fund assets	527	707
Investment in nuclear decommissioning trust funds	(524)	(710)
Notes receivable and other	(30)	(38)
Net cash used for investing activities	(2,242)	(1,894)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,284	1,118
Redemption of long-term debt	(121)	(316)
Capital contribution by parent company	—	296
Short-term borrowings, net — affiliates	(27)	25
Short-term borrowings, net — other	88	306
Dividends paid on common stock	(531)	(600)
Other	(19)	(15)
Net cash from financing activities	674	814
Net Increase in Cash, Cash Equivalents, and Restricted Cash	13	22
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24	9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$37	$31

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$295	$242

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	100	100
Dividends declared on common stock	—	—	—	(182)	(182)
Balance, March 31, 2023	138,632	$1,386	$5,216	$3,011	$9,613
Net Income	—	—	—	179	179
Dividends declared on common stock	—	—	—	(174)	(174)
Balance, June 30, 2023	138,632	$1,386	$5,216	$3,016	$9,618
Net Income	—	—	—	269	269
Dividends declared on common stock	—	—	—	(175)	(175)
Balance, September 30, 2023	138,632	$1,386	$5,216	$3,110	$9,712

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	201	201
Dividends declared on common stock	—	—	—	(277)	(277)
Balance, March 31, 2022	138,632	$1,386	$4,616	$2,825	$8,827
Net Income	—	—	—	186	186
Dividends declared on common stock	—	—	—	(162)	(162)
Balance, June 30, 2022	138,632	$1,386	$4,616	$2,849	$8,851
Net Income	—	—	—	363	363
Dividends declared on common stock	—	—	—	(161)	(161)
Capital contribution by parent company	—	—	296	—	296
Balance, September 30, 2022	138,632	$1,386	$4,912	$3,051	$9,349

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2023, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2023, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2023 and December 31, 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the VIEs are presented in aggregate due to the similar nature of the entities, except for DTE Electric amounts that reflect DTE Securitization and are separately stated. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
During the third quarter 2023, a consolidated VIE of DTE Vantage entered into a contract that restricts certain assets of the VIE to be used only to settle the VIE's obligations. As a result, the assets and liabilities of the VIE, which primarily include receivables and payables recognized in 2023, no longer meet the exclusion criteria above. Accordingly, these assets and liabilities have been added to the DTE Energy amounts in the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	September 30, 2023		December 31, 2022
	DTE Energy	DTE Electric(a)	DTE Energy	DTE Electric(a)
	(In millions)
ASSETS
Cash and cash equivalents	$11	$—	$14	$—
Restricted cash	28	23	9	9
Accounts receivable	115	2	6	3
Securitized regulatory assets	178	178	206	206
Notes receivable	153	—	81	—
Other current and long-term assets	2	—	8	—
	$487	$203	$324	$218

LIABILITIES
Accounts payable	$57	$—	$3	$—
Short-term borrowings	—	—	81	—
Securitization bonds(b)	193	193	211	211
Other current and long-term liabilities	18	10	11	9
	$268	$203	$306	$220
_______________________________________
(a)DTE Electric amounts reflect DTE Securitization.
(b)Includes $40 million and $39 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended September 30, 2023 and December 31, 2022, respectively.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Investments in equity method investees	$125	$137
Notes receivable	$15	$15
Future funding commitments	$1	$2

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Allowance for equity funds used during construction	$8	$6	$26	$20
Contract services	5	7	18	21
Investment income(a)	—	—	9	—
Equity earnings (losses) of equity method investees	3	—	7	(15)
Other	(3)	3	10	9
	$13	$16	$70	$35
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Allowance for equity funds used during construction	$8	$6	$25	$18
Contract services	6	7	18	21
Investment income(a)	—	—	6	—
Other	2	2	7	7
	$16	$15	$56	$46
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and nine months ended September 30, 2023 and 2022, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.8	4.4	4.5	4.5
Production tax credits	(7.8)	(9.1)	(6.4)	(9.4)
TCJA amortization	(4.9)	(13.6)	(4.2)	(14.8)
Investment tax credits	(3.8)	—	(2.6)	(0.1)
Enactment of West Virginia income tax legislation, net of federal benefit	—	—	(0.6)	—
Other	(3.0)	(1.2)	(1.9)	(1.2)
Effective income tax rate	6.3%	1.5%	9.8%	—%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.7	5.7	5.7	5.7
Production tax credits	(11.1)	(9.5)	(9.4)	(9.2)
TCJA amortization	(6.9)	(14.6)	(5.9)	(15.0)
Other	(1.9)	(0.9)	(2.2)	(0.9)
Effective income tax rate	6.8%	1.7%	9.2%	1.6%
DTE Electric had income tax receivables with DTE Energy of $7 million at September 30, 2023, primarily related to federal taxes, and $1 million at December 31, 2022, primarily related to state taxes, which are included in Accounts Receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
During the second quarter 2023, DTE Energy and DTE Electric unrecognized tax benefits decreased by $10 million and $13 million, respectively, as a result of an audit settlement related to state exposures. Recognition of these state tax benefits, net of federal benefit, resulted in a reduction of $8 million and $10 million to Income Tax Expense on the respective DTE Energy and DTE Electric Consolidated Statements of Operations for the nine months ended September 30, 2023.
During the third quarter 2023, DTE Energy unrecognized tax benefits decreased by an additional $5 million due to recognition of a federal tax claim. Recognition of this federal tax benefit resulted in a $5 million reduction to Income Tax Expense on the DTE Energy Consolidated Statements of Operations for the three and nine months ended September 30, 2023. As of September 30, 2023, DTE Energy and DTE Electric have no remaining unrecognized tax benefits.
As of December 31, 2022, DTE Energy and DTE Electric had $5 million and $8 million of accrued interest pertaining to income taxes, respectively, included in Accrued Interest on the Consolidated Statements of Financial Position. As a result of the state tax audit settlement noted above, the Registrants have no remaining accrued interest pertaining to income taxes.
Unrecognized Compensation Costs
As of September 30, 2023, DTE Energy had $77 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $7 million and $9 million for the three months ended September 30, 2023 and 2022, respectively, while such allocation was $27 million and $30 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2023.

	DTE Energy				DTE Electric
	Year of Origination
	2023	2022	2021 and Prior	Total	2023 and Prior
	(In millions)
Notes receivable
Internal grade 1	$14	$—	$6	$20	$16
Internal grade 2	19	85	17	121	—
Total notes receivable(a)	$33	$85	$23	$141	$16

Net investment in leases
Internal grade 1	$—	$—	$37	$37	$—
Internal grade 2	—	65	185	250	—
Total net investment in leases(a)	$—	$65	$222	$287	$—
_______________________________________
(a)For DTE Energy and DTE Electric, the current portion is included in Current Assets — Other on the respective Consolidated Statements of Financial Position. For DTE Electric, the noncurrent portion is included in Other Assets — Other.

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
The Registrants establish an allowance for credit loss for principal and interest amounts due that are estimated to be uncollectible in accordance with the contractual terms of the note receivable. In determining the allowance for credit losses for notes receivable, the Registrants consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty's ability to pay including existing and future economic conditions. Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. If amounts are no longer probable of collection, the Registrants may consider the note receivable impaired, adjust the allowance, and cease accruing interest (nonaccrual status).
Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to the contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2023	$78	$1	$79	$49
Current period provision	44	—	44	28
Write-offs charged against allowance	(78)	—	(78)	(51)
Recoveries of amounts previously written off	31	—	31	20
Ending reserve balance, September 30, 2023	$75	$1	$76	$46

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2022	$89	$3	$92	$54
Current period provision	49	—	49	33
Write-offs charged against allowance	(105)	(2)	(107)	(66)
Recoveries of amounts previously written off	45	—	45	28
Ending reserve balance, December 31, 2022	$78	$1	$79	$49

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
DTE Energy	$10	$12	$45	$46
DTE Electric	$11	$12	$28	$28
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2023.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Electric(a)
Residential	$861	$882	$2,173	$2,273
Commercial	585	541	1,604	1,505
Industrial	190	167	545	498
Other(b)	(10)	257	12	631
Total Electric operating revenues	$1,626	$1,847	$4,334	$4,907

Gas
Gas sales	$119	$128	$936	$955
End User Transportation	44	42	184	195
Intermediate Transportation	16	15	63	60
Other(b)	48	45	62	148
Total Gas operating revenues	$227	$230	$1,245	$1,358

Other segment operating revenues
DTE Vantage	$199	$227	$572	$626
Energy Trading	$893	$3,024	$3,365	$8,059
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $3 million of Other revenues related to DTE Sustainable Generation for both the three months ended September 30, 2023 and 2022, and $10 million and $11 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Electric — Other revenues	$8	$7	$18	$15
Gas — Alternative Revenue Programs	$—	$—	$4	$—
Gas — Other revenues	$2	$2	$7	$6
DTE Vantage — Leases	$19	$24	$44	$63
Energy Trading — Derivatives	$670	$2,531	$2,527	$6,691
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2023	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	113
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(42)
Ending Balance, September 30, 2023	$165

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2023	$95
2024	68
2025	1
2026	1
2027	—
2028 and thereafter	—
$165
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2023	$33	$2
2024	247	8
2025	184	—
2026	99	—
2027	67	—
2028 and thereafter	375	—
	$1,005	$10

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
The MPSC issued a financing order on June 22, 2023 authorizing DTE Electric to proceed with the issuance of Securitization bonds for qualified costs up to $602 million, increased for the inclusion of deferred income taxes. These costs include up to $594 million for the net book value of the St. Clair and Trenton Channel plants and up to $8 million for other qualified costs. The financing order further authorized customer charges for the timely recovery of debt service costs on the Securitization bonds and other ongoing qualified costs.
On November 1, 2023, DTE Electric closed on the issuance of Securitization bonds of $602 million, including two separate tranches of $301 million. Refer to Note 9 to the Consolidated Financial Statements, "Long-Term Debt," for additional information regarding the terms of the bonds and use of proceeds. For the fourth quarter, DTE Electric will reclassify $594 million of Regulatory assets to Securitized regulatory assets for the net book value of the St. Clair and Trenton Channel plants. Debt service costs for the first tranche will be recovered over a period not to exceed 10 years and costs for the second tranche will be recovered over a period not to exceed 15 years.
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
On July 12, 2023, DTE Energy announced that DTE Electric reached a settlement agreement with the various stakeholders involved in the IRP. The MPSC issued an order approving the settlement agreement on July 26, 2023. The agreement confirmed DTE Electric's plans to convert its Belle River facility from a coal-fired power plant to a natural gas peaking resource in 2025-2026, and to retire the Monroe power plant generation units 3 and 4 in 2028. DTE Electric also accelerated its planned retirement of Monroe generation units 1 and 2 from 2035 to 2032.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The settlement agreement approved the recovery of undepreciated plant costs that will be retired at Belle River and Monroe. As a result, approximately $2.7 billion of net Property, plant, and equipment was reclassified to a long-term regulatory asset during the third quarter 2023. Future capital expenditures will also be recovered, and the regulatory asset will be remeasured each reporting period for changes in expenditures, retirements, and depreciation.
DTE Electric will securitize $1.05 billion of the plant costs, including approximately $200 million for the estimated net book value of Belle River coal handling assets to be retired in 2025-2026. The remaining $845 million reflects the net book value of Monroe assets to be securitized upon the full retirement of the plant in 2032. Securitization will include the issuance of bonds for the respective plant costs and customer charges for the timely recovery of debt service costs. DTE Electric plans to reclassify amounts to Securitized regulatory assets upon completing the respective securitization financings. Terms of the securitization bonds and recovery periods for the debt service costs will also be determined at that time.
For the remaining net book value of Monroe plant assets, approximately $1.6 billion will be recovered through a regulatory asset with a return on equity of 9.0% and will be amortized over a 15-year period. Amortization will begin upon the issuance of an order in DTE Electric's next rate case, which is currently expected in early 2025. Until then, amounts will continue to be depreciated.
Pursuant to the IRP settlement agreement, DTE Electric has also committed to donate a total of $38 million, including $2 million each year from 2024 to 2027 to organizations providing various energy support to low-income customers. The remaining $30 million of donations will be made to organizations providing customers with bill assistance. The $30 million of donations may be made in varying annual amounts over the 15-year period of the Monroe regulatory asset discussed above, with a minimum amount of $1 million each year beginning in 2028. Organizations receiving donations will be determined at a later date in consultation with Michigan's Attorney General and MPSC staff, among others. Donations will not be recovered in rates and will be recorded as Other Expenses on the Consolidated Statements of Operations in future periods as the donations occur.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$332	$387	$978	$818
Less: Allocation of earnings to net restricted stock awards	—	1	2	2
Net income available to common shareholders — basic	$332	$386	$976	$816

Average number of common shares outstanding — basic	206	193	206	193

Basic Earnings per Common Share	$1.61	$2.00	$4.74	$4.22

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$332	$387	$978	$818
Less: Allocation of earnings to net restricted stock awards	—	1	2	2
Net income available to common shareholders — diluted	$332	$386	$976	$816

Average number of common shares outstanding — basic	206	193	206	193
Average performance share awards	—	1	—	1
Average number of common shares outstanding — diluted	206	194	206	194

Diluted Earnings per Common Share(a)	$1.61	$1.99	$4.74	$4.21
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 10.1 million and 10.2 million for the three and nine months ended September 30, 2022, respectively, as the dilutive stock price threshold was not met. The equity units were settled in November 2022 resulting in the issuance of common stock.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2023 and December 31, 2022. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	September 30, 2023						December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$27	$—	$—	$—	$—	$27	$10	$—	$—	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	716	—	—	136	—	852	701	—	—	138	—	839
Fixed income securities	105	346	—	91	—	542	115	359	—	89	—	563
Private equity and other	—	—	—	308	—	308	—	—	—	262	—	262
Hedge funds and similar investments	106	66	—	—	—	172	78	41	—	—	—	119
Cash equivalents	39	—	—	—	—	39	42	—	—	—	—	42
Other investments(d)
Equity securities	54	—	—	—	—	54	56	—	—	—	—	56
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	35	—	—	—	—	35	72	—	—	—	—	72
Derivative assets
Commodity contracts(e)
Natural gas	140	143	158	—	(299)	142	426	183	135	—	(649)	95
Electricity	—	223	110	—	(198)	135	—	720	243	—	(643)	320
Environmental & Other	—	154	17	—	(162)	9	—	201	12	—	(196)	17
Other contracts	—	23	—	—	—	23	—	2	—	—	(1)	1
Total derivative assets	140	543	285	—	(659)	309	426	1,106	390	—	(1,489)	433
Total	$1,229	$955	$285	$535	$(659)	$2,345	$1,507	$1,506	$390	$489	$(1,489)	$2,403

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(124)	$(166)	$(186)	$—	$301	$(175)	$(297)	$(331)	$(390)	$—	$645	$(373)
Electricity	—	(212)	(106)	—	208	(110)	—	(659)	(276)	—	665	(270)
Environmental & Other	—	(169)	(6)	—	162	(13)	—	(213)	(1)	—	201	(13)
Other contracts	—	(1)	—	—	—	(1)	—	(2)	—	—	1	(1)
Total	$(124)	$(548)	$(298)	$—	$671	$(299)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,105	$407	$(13)	$535	$12	$2,046	$1,210	$301	$(277)	$489	$23	$1,746
Assets
Current	$137	$427	$196	$—	$(505)	$255	$360	$881	$286	$—	$(1,189)	$338
Noncurrent	1,092	528	89	535	(154)	2,090	1,147	625	104	489	(300)	2,065
Total Assets	$1,229	$955	$285	$535	$(659)	$2,345	$1,507	$1,506	$390	$489	$(1,489)	$2,403
Liabilities
Current	$(101)	$(410)	$(146)	$—	$512	$(145)	$(273)	$(876)	$(386)	$—	$1,193	$(342)
Noncurrent	(23)	(138)	(152)	—	159	(154)	(24)	(329)	(281)	—	319	(315)
Total Liabilities	$(124)	$(548)	$(298)	$—	$671	$(299)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,105	$407	$(13)	$535	$12	$2,046	$1,210	$301	$(277)	$489	$23	$1,746
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $25 million and $10 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at September 30, 2023 and December 31, 2022, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$23	$—	$—	$—	$23	$9	$—	$—	$—	$9
Nuclear decommissioning trusts
Equity securities	716	—	—	136	852	701	—	—	138	839
Fixed income securities	105	346	—	91	542	115	359	—	89	563
Private equity and other	—	—	—	308	308	—	—	—	262	262
Hedge funds and similar investments	106	66	—	—	172	78	41	—	—	119
Cash equivalents	39	—	—	—	39	42	—	—	—	42
Other investments
Equity securities	19	—	—	—	19	16	—	—	—	16
Cash equivalents	12	—	—	—	12	11	—	—	—	11
Derivative assets — FTRs	—	—	10	—	10	—	—	11	—	11
Total	$1,020	$412	$10	$535	$1,977	$972	$400	$11	$489	$1,872

Assets
Current	$23	$—	$10	$—	$33	$9	$—	$11	$—	$20
Noncurrent	997	412	—	535	1,944	963	400	—	489	1,852
Total Assets	$1,020	$412	$10	$535	$1,977	$972	$400	$11	$489	$1,872
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $23 million and $9 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at September 30, 2023 and December 31, 2022, respectively.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $158 million and $177 million as of September 30, 2023 and December 31, 2022, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(54)	$(4)	$16	$(42)	$(362)	$(96)	$30	$(428)
Transfers into Level 3 from Level 2	—	—	—	—	(3)	—	—	(3)
Transfers from Level 3 into Level 2	—	—	—	—	—	—	(5)	(5)
Total gains (losses)
Included in earnings(a)	1	79	(1)	79	(32)	40	(1)	7
Recorded in Regulatory liabilities	—	—	(2)	(2)	—	—	(4)	(4)
Purchases, issuances, and settlements
Settlements	25	(71)	(2)	(48)	84	(20)	(5)	59
Net Assets (Liabilities) as of September 30	$(28)	$4	$11	$(13)	$(313)	$(76)	$15	$(374)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$4	$26	$(6)	$24	$29	$37	$(5)	$61
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$1	$1	$—	$—	$(1)	$(1)
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(255)	$(33)	$11	$(277)	$(179)	$(45)	$9	$(215)
Transfers from Level 3 into Level 2	—	—	—	—	5	—		5
Total gains (losses)
Included in earnings(a)	163	109	1	273	(382)	22	1	(359)
Recorded in Regulatory liabilities	—	—	3	3	—	—	20	20
Purchases, issuances, and settlements
Settlements	64	(72)	(4)	(12)	243	(53)	(15)	175
Net Assets (Liabilities) as of September 30	$(28)	$4	$11	$(13)	$(313)	$(76)	$15	$(374)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30a)	$94	$94	$(36)	$152	$(248)	$(2)	$(31)	$(281)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$10	$10	$—	$—	$16	$16
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net Assets as of beginning of period	$14	$25	$11	$9
Total gains (losses) recorded in Regulatory liabilities	(2)	(4)	3	20
Purchases, issuances, and settlements
Settlements	(2)	(5)	(4)	(13)
Net Assets as of September 30	$10	$16	$10	$16
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$1	$(1)	$10	$16
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended months ended September 30, 2023 and 2022.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$158	$(186)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.69)	—	$4.79	/MMBtu	$0.01	/MMBtu
Electricity	$110	$(106)	Discounted Cash Flow	Forward basis price (per MWh)	$(17.56)	—	$12.03	/MWh	$(4.15)	/MWh

	December 31, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$135	$(390)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.91)	—	$39.94	/MMBtu	$0.18	/MMBtu
Electricity	$243	$(276)	Discounted Cash Flow	Forward basis price (per MWh)	$(29.41)	—	$15.00	/MWh	$(3.04)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$141	$—	$—	$141	$80	$—	$—	$82
Short-term borrowings	$1,217	$—	$1,217	$—	$1,162	$—	$1,162	$—
Notes payable(b)	$20	$—	$—	$20	$18	$—	$—	$18
Long-term debt(c)	$19,123	$742	$14,875	$934	$17,978	$710	$14,084	$1,199
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$16	$—	$—	$16	$17	$—	$—	$17
Short-term borrowings — affiliates	$—	$—	$—	$—	$27	$—	$—	$27
Short-term borrowings — other	$656	$—	$656	$—	$568	$—	$568	$—
Notes payable(b)	$20	$—	$—	$20	$17	$—	$—	$17
Long-term debt(c)	$10,865	$—	$8,994	$126	$9,696	$—	$8,289	$128
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2023	December 31, 2022
	(In millions)
Fermi 2	$1,898	$1,807
Fermi 1	3	3
Low-level radioactive waste	12	15
	$1,913	$1,825
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Realized gains	$5	$19	$24	$65
Realized losses	$(6)	$(19)	$(32)	$(42)
Proceeds from sale of securities	$104	$194	$527	$707
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2023			December 31, 2022
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$852	$388	$(19)	$839	$342	$(23)
Fixed income securities	542	—	(53)	563	1	(56)
Private equity and other	308	76	(7)	262	63	(5)
Hedge funds and similar investments	172	3	(14)	119	—	(18)
Cash equivalents	39	—	—	42	—	—
	$1,913	$467	$(93)	$1,825	$406	$(102)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2023
(In millions)
Due within one year	$7
Due after one through five years	105
Due after five through ten years	86
Due after ten years	253
$451
Fixed income securities held in nuclear decommissioning trust funds include $91 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2023 and December 31, 2022, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and nine months ended September 30, 2023 and 2022.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2023 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$22	$—	$1	$—
Foreign currency exchange contracts	—	(1)	—	(2)
Total derivatives designated as hedging instruments	$22	$(1)	$1	$(2)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$441	$(476)	$744	$(1,018)
Electricity	333	(318)	963	(935)
Environmental & Other	171	(175)	213	(214)
Foreign currency exchange contracts	1	—	1	—
Total derivatives not designated as hedging instruments	$946	$(969)	$1,921	$(2,167)

Current	$733	$(657)	$1,517	$(1,535)
Noncurrent	235	(313)	405	(634)
Total derivatives	$968	$(970)	$1,922	$(2,169)
The fair value of derivative instruments at DTE Electric was $10 million and $11 million at September 30, 2023 and December 31, 2022, respectively, comprised of FTRs recorded to Current Assets - Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had $1 million of letters of credit issued and outstanding at September 30, 2023 and $81 million at December 31, 2022, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $18 million and $82 million at September 30, 2023 and December 31, 2022, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2023	December 31, 2022
	(In millions)
Cash collateral netted against Derivative assets	$—	$(90)
Cash collateral netted against Derivative liabilities	12	113
Cash collateral recorded in Accounts receivable(a)	52	77
Cash collateral recorded in Accounts payable(a)	(15)	(27)
Total net cash collateral posted (received)	$49	$73
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2023			December 31, 2022
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$441	$(299)	$142	$744	$(649)	$95
Electricity	333	(198)	135	963	(643)	320
Environmental & Other	171	(162)	9	213	(196)	17
Interest rate contracts	22	—	22	1	—	1
Foreign currency exchange contracts	1	—	1	1	(1)	—
Total derivative assets	$968	$(659)	$309	$1,922	$(1,489)	$433

Derivative liabilities
Commodity contracts(a)
Natural gas	$(476)	$301	$(175)	$(1,018)	$645	$(373)
Electricity	(318)	208	(110)	(935)	665	(270)
Environmental & Other	(175)	162	(13)	(214)	201	(13)
Foreign currency exchange contracts	(1)	—	(1)	(2)	1	(1)
Total derivative liabilities	$(970)	$671	$(299)	$(2,169)	$1,512	$(657)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2023				December 31, 2022
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$733	$235	$(657)	$(313)	$1,517	$405	$(1,535)	$(634)
Counterparty netting	(505)	(154)	505	154	(1,127)	(272)	1,127	272
Collateral adjustment	—	—	7	5	(62)	(28)	66	47
Total derivatives as reported	$228	$81	$(145)	$(154)	$328	$105	$(342)	$(315)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2023	2022	2023	2022
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(41)	$(52)	$89	$(315)
Natural gas	Fuel, purchased power, gas, and other — non-utility	37	108	120	8
Electricity	Operating Revenues — Non-utility operations	85	61	30	173
Environmental & Other	Operating Revenues — Non-utility operations	(4)	(3)	(5)	15
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	1	5	—	5
Total		$78	$119	$234	$(114)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2023:

Commodity	Number of Units
Natural gas (MMBtu)	2,208,451,991
Electricity (MWh)	37,535,900
Oil (Gallons)	4,740,000
Foreign currency exchange ($ CAD)	150,049,286
FTR (MWh)	98,119
Renewable Energy Certificates (MWh)	10,856,311
Carbon emissions (Metric Tons)	1,652,108
Interest rate contracts ($ USD)	500,000,000
Various subsidiaries of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $437 million.
As of September 30, 2023, DTE Energy had $761 million of derivatives in net liability positions, for which hard triggers exist. There is $12 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $632 million. The net remaining amount of $117 million is derived from the $437 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM DEBT
Debt Issuances
Refer to the table below for debt issued through September 30, 2023:

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
In October 2023, DTE Gas issued $150 million of 5.57% First Mortgage Bonds due October 1, 2030 and $145 million of 5.73% First Mortgage Bonds due October 1, 2035 to a group of institutional investors in a private placement transaction. Proceeds have been used for the repayment of short-term borrowings and for general corporate purposes, including capital expenditures.
In November 2023, DTE Electric issued Securitization bonds of $602 million, including two separate tranches of $301 million. The first tranche was issued with an interest rate of 5.97% and a final maturity date of March 1, 2033. Principal payments will be due semi-annually beginning September 2024, with the final payment scheduled for March 2032. The second tranche was issued with an interest rate of 6.09% and a final maturity date of September 1, 2038. Payments will be due semi-annually beginning March 2032, with the final payment scheduled for September 2037.
The Securitization bonds were issued in alignment with Green Bond principles to support the closure and recovery of St. Clair and Trenton Channel generation plants and DTE Electric's transition to cleaner energy. Proceeds from the bonds were used to reimburse DTE Electric for qualified costs incurred for the net book value of the St. Clair and Trenton Channel plants and other qualified costs. The securitization financing order from the MPSC required that the net proceeds be subsequently applied by DTE Electric to retire existing debt or equity. Accordingly in the fourth quarter 2023, DTE Electric plans to use proceeds of approximately $300 million towards the retirement of debt and approximately $300 million to issue a special dividend to DTE Energy. Refer to Note 5 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Debt Redemptions
Refer to the table below for debt redeemed through September 30, 2023:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Gas	April	Senior notes	6.44%	2023	$25
DTE Energy	May	Term loan facility	Variable	2023	800
DTE Electric	June	Securitization bonds	2.64%	2023	19
DTE Energy	June	Term loan facility	Variable	2023	200
DTE Electric	September	Mortgage bonds	4.31%	2023	102
					$1,146
In October 2023, DTE Electric redeemed at maturity its $100 million 2005 Series C 5.19% Senior Notes.

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2023, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.64 to 1, 0.54 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
During May 2023, DTE Energy paid the amount outstanding and terminated its unsecured Canadian revolving credit facility. In June 2023, DTE Energy entered into a new $100 million uncommitted letter of credit facility, with availability to either DTE Energy or DTE Electric.
In July 2023, DTE Energy entered into an additional $50 million uncommitted letter of credit facility. DTE Energy has also amended the terms of several other letter of credit facilities during 2023, including capacities and maturity dates.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of September 30, 2023 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2028	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2024	175	—	—	175
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facility(a)	100	—	—	100
Unsecured letter of credit facility(b)	—	100	—	100
Unsecured letter of credit facility(a)	50	—	—	50
	1,975	900	300	3,175
Amounts outstanding at September 30, 2023
Commercial paper issuances	371	656	190	1,217
Letters of credit	144	23	—	167
	515	679	190	1,384
Net availability at September 30, 2023	$1,460	$221	$110	$1,791
_______________________________________
(a)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At September 30, 2023, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $139 million and $166 million at September 30, 2023 and December 31, 2022, respectively, and were fully offset by posted collateral.

NOTE 11 — LEASES
Lessor
Interest income recognized under finance leases was $6 million for both the three months ended September 30, 2023 and 2022, and $20 million and $17 million for the nine months ended September 30, 2023 and 2022, respectively.
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fixed payments	$4	$3	$11	$11
Variable payments	15	21	33	52
	$19	$24	$44	$63

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
In 2015, the EPA finalized National Ambient Air Quality Standards ("NAAQS") for ground level ozone. In August 2018, the EPA designated southeast Michigan as "marginal non-attainment" with the 2015 ozone NAAQS. In January 2022, after collecting several years of data, the State submitted a request to the EPA for redesignation of the southeast Michigan ozone non-attainment area to attainment, and to accept their maintenance plan and emission inventories as a revision to the Michigan State Implementation Plan (SIP). On May 19, 2023, the EPA posted in the Federal Register the redesignation of attainment of the ozone standard for the seven-county Southeast Michigan region. DTE Electric does not expect a significant financial impact related to the ozone NAAQS at this time, pending finalization of the state rules and implementation plans.
In May 2023, the EPA proposed new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. DTE Electric provided individual comments on the proposal and also worked with industry partners on a broader set of comments. The financial impact cannot be estimated until a final rule is issued, which is currently expected in early 2024.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and that site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2023 and December 31, 2022, DTE Electric had $9 million and $10 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On January 25, 2023, DTE Electric received notice of the EPA's proposed denial of Part B applications. DTE Electric provided comments on April 10, 2023, in response to the proposed decision. DTE Electric has since implemented projects at the Belle River power plant to cease receipt of waste within any unlined CCR surface impoundments. Therefore, on September 21, 2023, DTE Electric withdrew the Part B applications for the Belle River power plant, leaving only the part B application for the Monroe power plant fly ash basin pending final review of the EPA. If the EPA's final decision remains unchanged, DTE Electric does not expect the denied application to have a significant operational or financial impact; however, DTE Electric is continuing to review and analyze potential outcomes of this matter.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On October 13, 2020, the EPA finalized the ELG Reconsideration Rule which revised the regulations from the 2015 ELG rule for FGD wastewater and bottom ash transport water only. The Reconsideration Rule re-established the technology-based effluent limitations guidelines and standards applicable to FGD wastewater and bottom ash transport water. The EPA set the applicability dates for bottom ash transport water "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025. FGD wastewater retrofits must be completed "as soon as possible" beginning October 13, 2021 and no later than December 31, 2025 or December 31, 2028 if a permittee decides to pursue the Voluntary Incentives Program (VIP) subcategory for FGD wastewater. If a facility applies for the VIP, they must meet more stringent standards, but are allowed an extended time period to meet the compliance requirements.
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
On March 29, 2023, the EPA published two draft proposals to revise existing ELG rules. The first draft proposal reopened the cessation of coal compliance subcategory from the 2020 ELG rule and allow for compliance by committing to such cessation no later than December 31, 2028. This proposal was finalized by the EPA on May 30, 2023. The second draft proposal is a broader update to the ELG rules that includes revised compliance standards for FGD wastewater, bottom ash transport water, and other wastewater streams with a compliance date no later than December 31, 2029. DTE Electric's compliance strategy includes the conversion of the two generating units at the Belle River power plant to a natural gas peaking resource in 2025-2026, which was included in the NOPP filed in 2021. DTE Electric also submitted a new NOPP to apply for the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032.
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $481 million of capital expenditures, including $343 million for 2023 through 2027. This estimate may change in future periods as DTE Electric continues to evaluate the proposed EPA rule from May 18, 2023 to regulate legacy CCR surface impoundments and CCR management units, as noted above.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2023 and December 31, 2022, DTE Gas had $20 million and $23 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 1 non-attainment area included DTE Energy facilities. However, the EPA published a Federal Implementation Plan (FIP) for the area in June 2022 that did not impact any DTE Energy facilities. It is also not expected that Phase 3 will have any impact on DTE Energy.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2023 was $414 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $40 million at September 30, 2023. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2023, DTE Energy had $325 million of performance bonds outstanding, including $151 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,950 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 49% and 57% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, less than 1% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(In millions)
Three Months Ended September 30,
Service cost	$15	$25	$4	$6
Interest cost	54	41	17	12
Expected return on plan assets	(89)	(87)	(28)	(32)
Amortization of:
Net actuarial loss	2	29	2	1
Prior service credit	(1)	—	(4)	(4)
Net periodic benefit cost (credit)	$(19)	$8	$(9)	$(17)

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(In millions)
Nine Months Ended September 30,
Service cost	$43	$72	$13	$20
Interest cost	161	124	49	36
Expected return on plan assets	(264)	(260)	(83)	(95)
Amortization of:
Net actuarial loss	5	86	7	3
Prior service credit	(2)	—	(14)	(14)
Settlements	7	—	—	—
Net periodic benefit cost (credit)	$(50)	$22	$(28)	$(50)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets, operation and maintenance expense, other income and deductions, and capital expenditures was a credit of $12 million and $28 million for the three and nine months ended September 30, 2023, respectively, and a cost of $9 million and $27 million for the three and nine months ended September 30, 2022, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Service cost	$3	$5	$10	$15
Interest cost	12	10	37	28
Expected return on plan assets	(18)	(22)	(55)	(64)
Amortization of:
Net actuarial loss	—	2	—	4
Prior service credit	(3)	(4)	(10)	(10)
Net periodic benefit credit	$(6)	$(9)	$(18)	$(27)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans or postretirement benefit plans in 2023. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $50 million of qualified pension plan funds from DTE Gas to DTE Electric during the fourth quarter 2023 in exchange for cash consideration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Electric	$20	$19	$55	$53
Gas	4	4	13	10
DTE Vantage	13	15	32	57
Energy Trading	20	39	65	78
Corporate and Other	—	—	—	—
	$57	$77	$165	$198
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Utility operations
Electric	$1,623	$1,844	$4,324	$4,896
Gas	227	230	1,245	1,358
Operating Revenues — Non-utility operations
Electric	3	3	10	11
DTE Vantage	199	227	572	626
Energy Trading	893	3,024	3,365	8,059
Corporate and Other	—	—	—	—
Reconciliation and Eliminations	(57)	(77)	(165)	(198)
Total	$2,888	$5,251	$9,351	$14,752

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$268	$363	$547	$750
Gas	(5)	(23)	190	179
DTE Vantage	56	26	109	68
Energy Trading	65	56	234	(80)
Corporate and Other	(52)	(35)	(102)	(99)
Net Income Attributable to DTE Energy Company	$332	$387	$978	$818

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$332	$387	$978	$818
Diluted Earnings per Common Share	$1.61	$1.99	$4.74	$4.21
The decrease in Net Income Attributable to DTE Energy Company for the three months ended September 30, 2023 was due to lower earnings in the Electric and Corporate and Other segments, partially offset by higher earnings in the DTE Vantage, Gas, and Energy Trading segments. The increase in Net Income Attributable to DTE Energy Company for the nine-month period was primarily due to higher earnings in the Energy Trading, DTE Vantage and Gas segments, partially offset by lower earnings in the Electric segment.
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
DTE Energy plans to reduce the carbon emissions of its electric utility operations by 32% by the end of 2023, 65% in 2028, 85% in 2032, and 90% by 2040 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2032 and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
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

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments. Segment information, described below, includes intercompany revenues, expenses, and other income and deductions that are eliminated in the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$268	$363	$547	$750
Gas	(5)	(23)	190	179
DTE Vantage	56	26	109	68
Energy Trading	65	56	234	(80)
Corporate and Other	(52)	(35)	(102)	(99)
Net Income Attributable to DTE Energy Company	$332	$387	$978	$818

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues
Utility operations	$1,623	$1,844	$4,324	$4,896
Non-utility operations	3	3	10	11
	1,626	1,847	4,334	4,907
Operating Expenses
Fuel and purchased power — utility	438	593	1,113	1,543
Operation and maintenance	372	409	1,095	1,188
Depreciation and amortization	337	307	989	909
Taxes other than income	88	86	256	258
	1,235	1,395	3,453	3,898
Operating Income	391	452	881	1,009
Other (Income) and Deductions	104	84	279	248
Income Tax Expense	19	5	55	11
Net Income Attributable to DTE Energy Company	$268	$363	$547	$750
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
Operating Revenues decreased $221 million and $573 million in the three and nine months ended September 30, 2023, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Power Supply Cost Recovery	$(89)	$(321)
Weather	(105)	(222)
Base sales	(9)	(66)
Interconnection sales	(39)	(42)
COVID-19 voluntary refund amortization in 2022	(9)	(25)
Regulatory mechanism - RPS	(14)	11
Implementation of new rates	8	23
Rate Mix	26	50
Other regulatory mechanisms and other(a)	10	19
	$(221)	$(573)
______________________________
(a)Primarily includes regulatory mechanisms relating to DTE Securitization and EWR.

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands of MWh)
DTE Electric Sales
Residential	4,292	4,803	11,070	12,393
Commercial	4,433	4,541	12,163	12,501
Industrial	2,202	2,271	6,477	6,464
Other	46	48	146	151
	10,973	11,663	29,856	31,509
Interconnection sales	2,314	1,766	5,229	3,551
Total DTE Electric Sales	13,287	13,429	35,085	35,060

DTE Electric Deliveries
Retail and wholesale	10,973	11,663	29,856	31,509
Electric retail access, including self-generators(a)	1,177	1,201	3,317	3,417
Total DTE Electric Sales and Deliveries	12,150	12,864	33,173	34,926
______________________________
(a)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Fuel and purchased power — utility expense decreased $155 million and $430 million in the three and nine months ended September 30, 2023, respectively. The decrease in both periods was due to the following:

Three Months
(In millions)
Purchased power - lower market prices, partially offset by higher purchase volumes	$(74)
Gas - lower prices, partially offset by higher consumption	(62)
Coal - lower consumption, partially offset by higher prices	(13)
Nuclear fuel - lower amortization due to 2023 outage	(4)
Other	(2)
$(155)

Nine Months
(In millions)
Purchased power - lower market prices and lower purchase volumes due to lower demand	$(319)
Coal - lower consumption due to coal plant retirements, partially offset by higher prices	(84)
Gas - lower prices, partially offset by higher consumption primarily due to Blue Water Energy Center	(32)
Nuclear fuel - higher amortization due to refueling outage in 2022	17
Other	(12)
$(430)
Operation and maintenance expense decreased $37 million and $93 million in the three and nine months ended September 30, 2023, respectively. The decrease in the third quarter was primarily due to lower corporate support costs of $20 million, lower RPS expense of $17 million, lower benefits and other compensation expense of $10 million, and lower plant generation expense of $9 million, partially offset by higher distribution operations expense of $20 million.
The decrease in the nine-month period was primarily due to lower plant generation expense of $103 million, lower benefits and other compensation expense of $39 million, lower corporate support costs of $35 million, lower legal expense of $15 million, and lower RPS expense of $12 million, partially offset by higher distribution operations expense of $101 million and higher EWR expense of $11 million. For both the third quarter and nine-month period, the lower plant generation expense was primarily due to lower outage costs and coal plant retirements, and the higher distribution operations expense was primarily due to higher storm restoration costs.

Depreciation and amortization expense increased $30 million and $80 million in the three and nine months ended September 30, 2023, respectively. The increase in both periods was primarily due to a higher depreciable base.
Other (Income) and Deductions increased $20 million and $31 million in the three and nine months ended September 30, 2023, respectively. The increase in the third quarter was primarily due to higher net interest expense of $18 million and higher non-operating retirement benefits expense of $6 million, partially offset by higher AFUDC equity of $2 million. The increase in the nine-month period was primarily due to higher net interest expense of $33 million and higher non-operating retirement benefits expense of $23 million, partially offset by a favorable change in investment earnings of $18 million and higher AFUDC equity of $6 million.
Income Tax Expense increased $14 million and $44 million in the three and nine months ended September 30, 2023, respectively. The increase in the third quarter was primarily due to lower amortization of the TCJA regulatory liability, partially offset by lower taxes resulting from lower earnings. The increase in the nine-month period was primarily due to lower amortization of the TCJA regulatory liability and lower production tax credits, partially offset by lower taxes resulting from lower earnings and tax benefits resulting from the settlement of a state tax audit.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Utility operations	$227	$230	$1,245	$1,358

Operating Expenses
Cost of gas — utility	23	39	331	436
Operation and maintenance	115	130	366	405
Depreciation and amortization	51	47	153	140
Taxes other than income	23	21	82	76
Asset (gains) losses and impairments, net	—	—	(1)	—
	212	237	931	1,057
Operating Income (Loss)	15	(7)	314	301
Other (Income) and Deductions	23	22	64	65
Income Tax Expense (Benefit)	(3)	(6)	60	57
Net Income (Loss) Attributable to DTE Energy Company	$(5)	$(23)	$190	$179

Operating Revenues — Utility operations decreased $3 million and $113 million in the three and nine months ended September 30, 2023, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Gas Cost Recovery	$(16)	$(105)
Weather	(2)	(64)
Voluntary refund	2	4
Regulatory mechanism - EWR	2	5
Base sales	1	8
Infrastructure recovery mechanism	10	29
Other	—	10
	$(3)	$(113)
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Bcf)
Gas Markets
Gas sales	8	8	89	100
End-user transportation	40	33	129	124
	48	41	218	224
Intermediate transportation	121	125	401	404
Total Gas sales	169	166	619	628
Cost of gas — utility expense decreased $16 million and $105 million in the three and nine months ended September 30, 2023, respectively. The decrease in the third quarter was primarily due to a lower cost of gas of $18 million. The decrease in the nine-month period was primarily due to lower sales volumes of $55 million and a lower cost of gas of $50 million.
Operation and maintenance expense decreased $15 million and $39 million in the three and nine months ended September 30, 2023, respectively. The decrease in the third quarter was primarily due to lower gas operations expense of $10 million and lower corporate support costs of $6 million. The decrease in the nine-month period was primarily due to lower gas operations expense of $29 million and lower corporate support costs of $16 million, partially offset by higher EWR expense of $3 million and higher legal expense of $2 million.
Depreciation and amortization expense increased $4 million and $13 million in the three and nine months ended September 30, 2023, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income expense increased $2 million and $6 million in the three and nine months ended September 30, 2023, respectively. The increase in both periods was primarily due to higher property taxes.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$199	$227	$572	$626

Operating Expenses
Fuel, purchased power, and gas — non-utility	98	124	288	317
Operation and maintenance	50	64	171	194
Depreciation and amortization	14	13	39	39
Taxes other than income	2	3	7	8
Asset (gains) losses and impairments, net	(12)	1	(9)	(4)
	152	205	496	554
Operating Income	47	22	76	72
Other (Income) and Deductions	(7)	(9)	(25)	(10)
Income Taxes
Expense	15	8	28	20
Tax credits	(17)	(3)	(36)	(6)
	(2)	5	(8)	14
Net Income Attributable to DTE Energy Company	$56	$26	$109	$68
Operating Revenues — Non-utility operations decreased $28 million and $54 million in the three and nine months ended September 30, 2023, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower demand and prices in the On-site business	$(16)	$(34)
Sales and prices in the Renewables business	2	(24)
Sale of project in the On-site business	(10)	(20)
Demand and prices in the Steel business	(5)	24
Other	1	—
	$(28)	$(54)
Fuel, purchased power, and gas — non-utility expense decreased $26 million and $29 million in the three and nine months ended September 30, 2023, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower demand and prices in the On-site business	$(13)	$(31)
Sale of project in the On-site business	(4)	(6)
Demand and prices in the Steel business	(12)	7
Other	3	1
	$(26)	$(29)

Operation and maintenance expense decreased $14 million and $23 million in the three and nine months ended September 30, 2023, respectively. The decrease in the third quarter was primarily due to lower operating costs in the Renewables business of $6 million and lower operating costs in the On-site business of $6 million, which was primarily driven by a decrease of $3 million due to the sale of a project. The decrease in the nine-month period was primarily due to lower operating costs in the Renewables business of $9 million and lower operating costs in the On-site business of $14 million, which was primarily driven by a decrease of $9 million to the sale of a project.
Asset (gains) losses and impairments, net changed $13 million and $5 million in the three and nine months ended September 30, 2023, respectively. The change in the third quarter was primarily due to a gain of $17 million resulting from a change in estimate of an asset retirement obligation in the Steel business, partially offset by asset write-offs in other business units of $5 million. The change in the nine-month period was primarily due to the $17 million gain in the Steel business, partially offset by asset write-offs in other business units of $6 million. The net gain for the nine-month period was also partially offset by $5 million due to the settlement of contingent consideration relating to a 2017 acquisition in the Renewables business, which resulted in a loss of $2 million in 2023 compared to a gain of $3 million recorded in 2022.
Other (Income) and Deductions decreased $2 million and increased $15 million in the three and nine months ended September 30, 2023, respectively. The increase in the nine-month period was primarily due to $11 million higher equity investment earnings in the Renewables business and $4 million higher interest income associated with a new project in the Steel business.
Income Taxes — Tax credits increased $14 million and $30 million in the three and nine months ended September 30, 2023, respectively. The increase in the third quarter was primarily due to investment tax credits of $11 million related to a new project in the Renewables business. The increase in the nine-month period was primarily due to investment tax credits of $17 million related to new projects in the Renewables business and $9 million for a new project in the On-site business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$893	$3,024	$3,365	$8,059

Operating Expenses
Purchased power, gas, and other — non-utility	780	2,928	2,975	8,087
Operation and maintenance	23	16	62	51
Depreciation and amortization	2	2	4	4
Taxes other than income	—	1	4	6
	805	2,947	3,045	8,148
Operating Income (Loss)	88	77	320	(89)
Other (Income) and Deductions	1	3	8	18
Income Tax Expense (Benefit)	22	18	78	(27)
Net Income (Loss) Attributable to DTE Energy Company	$65	$56	$234	$(80)

Operating Revenues — Non-utility operations decreased $2,131 million and $4,694 million in the three and nine months ended September 30, 2023, respectively. The following tables detail changes relative to comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - ($2,025) primarily due to lower gas prices, ($84) settled financial hedges	$(2,109)
Unrealized MTM - $21 gains compared to ($40) losses in the prior period	61
Other realized gain (loss)	(83)
$(2,131)

Nine Months
(In millions)
Gas structured and gas transportation strategies - ($4,651) primarily due to lower gas prices, ($100) settled financial hedges	$(4,751)
Unrealized MTM - $105 gains compared to ($143) losses in the prior period	248
Other realized gain (loss)	(191)
$(4,694)
Purchased power, gas, and other — non-utility expense decreased $2,148 million and $5,112 million in the three and nine months ended September 30, 2023, respectively. The following tables detail changes relative to comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(2,085)
Unrealized MTM - ($36) gains compared to ($107) gains in the prior period	71
Other realized (gain) loss	(134)
$(2,148)

Nine Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(4,743)
Unrealized MTM - ($119) gains compared to ($7) gains in the prior period	(112)
Other realized (gain) loss	(257)
$(5,112)
Operation and maintenance expense increased $7 million and $11 million in the three and nine months ended September 30, 2023, respectively. The increase in both periods was primarily due to higher compensation costs.
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
Operating Income (Loss) increased $11 million for the three months ended September 30, 2023, which includes a $75 million unfavorable change in timing-related gains primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The increase also includes a $19 million favorable change in timing-related losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
Operating Income (Loss) increased $409 million for the nine months ended September 30, 2023, which includes a $391 million favorable change in timing-related gains and losses primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The increase also includes a $17 million favorable change in timing-related losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.

Other (Income) and Deductions decreased $2 million and $10 million in the three and nine months ended September 30, 2023, respectively. The decrease in the nine-month period was primarily due to lower contributions to not-for-profit organizations.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $52 million and $102 million for the three and nine months ended September 30, 2023, respectively, represents an increase of $17 million and $3 million from the net loss of $35 million and $99 million in the comparable 2022 periods. The increase in the third quarter was primarily due to higher net interest expense, higher state income taxes, and effective income tax rate adjustments. The increase in the nine-month period was primarily due to higher net interest expense, partially offset by effective income tax rate adjustments, lower equity investment losses, and lower corporate overhead costs.

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

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$43	$35
Net cash from operating activities	2,375	1,412
Net cash used for investing activities	(2,941)	(2,453)
Net cash from financing activities	589	1,057
Net Increase in Cash, Cash Equivalents, and Restricted Cash	23	16
Cash, Cash Equivalents, and Restricted Cash at End of Period	$66	$51

Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $963 million in 2023. The increase was primarily due to increases in Net Income, Depreciation and amortization, Deferred income taxes, and cash from working capital items.
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
Net cash used for investing activities increased by $488 million in 2023 primarily due to an increase in utility plant and equipment expenditures and an increase in cash used for Notes receivable.
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
Net cash from financing activities decreased by $468 million in 2023 primarily due to decreases in cash related to Redemption of long-term debt and Short-term borrowings, net, partially offset by increases in cash related to the Issuance of long-term debt, net of issuance costs and Repurchase of common stock.
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
Uses of Cash
DTE Energy has $594 million in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $437 million.
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

Liquidity
DTE Energy has approximately $1.8 billion of available liquidity at September 30, 2023, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2022	$(224)
Reclassified to realized upon settlement	(14)
Changes in fair value recorded to income	234
Amounts recorded to unrealized income	220
Changes in fair value recorded in Regulatory liabilities	3
Amounts recorded in other comprehensive income, pre-tax	22
Change in collateral	(11)
MTM at September 30, 2023	$10

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2026 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2023	2024	2025	2026 and Beyond	Total Fair Value
	(In millions)
Level 1	$—	$11	$7	$(2)	$16
Level 2	13	(1)	—	(17)	(5)
Level 3	5	37	4	(59)	(13)
MTM before collateral adjustments	$18	$47	$11	$(78)	(2)
Collateral adjustments					12
MTM at September 30, 2023					$10

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

The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2023:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$366	$—	$366
BBB+ and BBB	331	(3)	328
BBB-	13	—	13
Total Investment Grade	710	(3)	707
Non-investment grade(b)	7	—	7
Internally Rated — investment grade(c)	350	—	350
Internally Rated — non-investment grade(d)	11	—	11
Total	$1,078	$(3)	$1,075
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S.  Treasury rates, commercial paper rates, credit spreads, and SOFR. As of September 30, 2023, DTE Energy had floating rate debt of $1.2 billion and a floating rate debt-to-total debt ratio of 6.0%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2023 and 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2023	2022	2023	2022	Change in the Fair Value of
	(In millions)
Environmental contracts	$(7)	$(8)	$7	$8	Commodity contracts
Gas contracts	$35	$19	$(35)	$(19)	Commodity contracts
Power contracts	$3	$13	$(4)	$(13)	Commodity contracts
Oil contracts	$1	$2	$(1)	$(2)	Commodity contracts
Interest rate risk — DTE Energy	$(717)	$(667)	$776	$718	Long-term debt
Interest rate risk — DTE Electric	$(477)	$(426)	$524	$466	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2023:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2023 — 07/31/2023	5,408	$111.60	—	—	—
08/01/2023 — 08/31/2023	3,353	$112.29	—	—	—
09/01/2023 — 09/30/2023	800	$108.15	—	—	—
Total	9,561		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Insider Trading Arrangements and Policies
For the quarter ended September 30, 2023, no DTE Energy directors or officers have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Fifty-fourth Supplemental Indenture dated as of October 1, 2023, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (2023 Series E and F)
X

10.1	Form of Amendment No. 1, dated as of October 25, 2023, to the Fifth Amended and Restated Five-Year Credit Agreement, dated as of October 25, 2022, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

10.2
Securitization Property Servicing Agreement between DTE Electric Securitization Funding II LLC and DTE Electric Company, as Servicer, dated as of November 1, 2023 (Exhibit 10.1 to DTE Electric’s Form 8-K filed November 1, 2023)
X

10.3
Securitization Property Purchase and Sale Agreement between DTE Electric Securitization Funding II LLC and DTE Electric Company, as Seller, dated as of November 1, 2023 (Exhibit 10.2 to DTE Electric’s Form 8-K filed November 1, 2023)
X

10.4
Administration Agreement between DTE Electric Securitization Funding II LLC and DTE Electric Company, as Administrator, dated as of November 1, 2023 (Exhibit 10.3 to DTE Electric’s Form 8-K filed November 1, 2023)
X

10.5
Intercreditor Agreement by and among DTE Electric Company, DTE Electric Securitization Funding I LLC, DTE Electric Securitization Funding II LLC, The Bank of New York Mellon and U.S. Bank Trust Company, National Association, dated as of November 1, 2023 (Exhibit 10.4 to DTE Electric's Form 8-K filed November 1, 2023)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	November 1, 2023
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)