Form 10-K
period 2023-12-31
DTE ENERGY CO; DTE Electric Co
filed 2024-02-08
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to §240.10D-1(b).

DTE Energy	☐	DTE Electric	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
On June 30, 2023, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $22.6 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 31, 2024:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	206,452,985

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2024 Annual Meeting of Common Shareholders to be held May 2, 2024, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

DTE Securitization I
DTE Electric Securitization Funding I, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for qualified costs related to the River Rouge generation plant and tree trimming surge program and to recover debt service costs from DTE Electric customers

DTE Securitization II
DTE Electric Securitization Funding II, LLC, a special purpose entity wholly-owned by DTE Electric. The entity was created to issue securitization bonds for qualified costs related to the St. Clair and Trenton Channel generation plants and to recover debt service costs from DTE Electric customers

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2019 equity units issued in November 2019, which were used to finance the former Gas Storage and Pipelines segment acquisition on December 4, 2019

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

DEFINITIONS

GHGs	Greenhouse gases

Green Bond	A financing option to fund projects that have a positive environmental impact based upon a specified set of criteria. The proceeds are required to be used for eligible green expenditures

Interconnection sales	Sales of power by DTE Electric into the energy market through MISO, generally resulting from excess generation compared to customer demand

IRS	Internal Revenue Service

ISO	Independent System Operator

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended

DEFINITIONS

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

USD	United States Dollar ($)

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatt-hour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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
•cost reduction efforts and the maximization of generation and distribution system performance;
•the effects of competition;
•changes in and application of accounting standards and financial reporting regulations;
•changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;
•successful execution of new business development and future growth plans;
•contract disputes, binding arbitration, litigation, and related appeals;
•the ability of the electric and gas utilities to achieve goals for carbon emission reductions; and
•the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

ELECTRIC
Description
DTE Energy's Electric segment consists principally of DTE Electric, an electric utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan. DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA, and EGLE. Electricity is primarily generated by two coal-fired plants, a combined cycle natural gas plant, a hydroelectric pumped storage plant, a nuclear plant, wind and solar assets, and is supplemented with purchased power. The electricity is sold, or distributed through the retail access program, to three major classes of customers: residential, commercial, and industrial, throughout southeastern Michigan.
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
Fuel Supply and Purchased Power
DTE Electric's power is generated primarily from a variety of fuels and is supplemented with renewable generation and purchased power. DTE Electric expects to have an adequate supply of power to meet its obligation to serve customers. DTE Electric's generating capability is largely dependent upon the availability of coal and natural gas.
Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 8.6 million tons of low-sulfur western coal and approximately 1.0 million tons of Appalachian coal to be delivered from 2024 to 2025. All of these contracts have pricing schedules. DTE Electric has 97% of its expected coal requirements under contract for 2024. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. DTE Electric's 2024 rail transportation is covered under long-term agreements. DTE Electric expects to cover all of its 2024 vessel transportation requirements for delivery of purchased coal to electric generating facilities through existing agreements.

DTE Electric's natural gas supply requirements are expected to be met through a combination of short and long-term agreements, agreements with local distribution companies, and spot market purchases. Natural gas purchase requirements for 2024 are expected to be approximately 63 Bcf. DTE Electric has contracts for firm gas transportation and storage capacity to ensure reliable and flexible gas supply to its power plants. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements.
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
Generating facilities owned and in service as of December 31, 2023 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Coal
Monroe(b)	Monroe	1971, 1973, and 1974	3,066
Belle River(c)	St. Clair	1984 and 1985	1,034
Natural Gas/Oil
Greenwood	St. Clair	1979	785
Natural Gas/Combined Cycle
Blue Water Energy Center	St. Clair	2022	1,143
Dearborn	Wayne	2019	35
			6,063
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	1,969
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,122
Renewables(e)
Wind Utility	Various	2011-2023	1,491
Wind Non-Utility	Various	2019 and 2020	106
Solar Utility	Various	2010-2021	65
Solar Non-Utility	Delta	2019 and 2022	2
			1,664
			11,959
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
(b)The Monroe generating plant provided 32% of DTE Electric’s total 2023 power plant generation.
(c)Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 7 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(d)Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,290 MW. See Note 7 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(e)In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 560 MW of renewable power generated from wind, solar, and biomass facilities. Of that amount, currently 52 MW relates to power purchase agreements with DTE Sustainable Generation.
See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.
DTE Electric owns and operates 701 distribution substations with a capacity of approximately 37,650,000 kilovolt-amperes (kVA) and approximately 453,700 line transformers with a capacity of approximately 33,359,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2023 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,556	13,454
24 kV	170	701
40 kV	2,338	445
120 kV	58	8
	31,122	14,608
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost-effective manner and support DTE Energy's goal to reduce carbon emissions by 65% in 2028, 85% in 2032, and 90% by 2040 from 2005 carbon emissions levels, as well as net zero emissions by 2050. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers.
Additionally, as a result of legislation passed by the state of Michigan in the fourth quarter 2023, DTE Electric will be required to meet a 100% clean energy portfolio standard by 2040. Clean energy sources include renewables, nuclear, and natural gas-fired plants, provided such plants utilize a carbon capture and storage system that is at least 90% effective to offset carbon emissions. The legislation also requires 50% of an electric utility's energy to be generated from renewable sources by 2030 and 60% by 2035. DTE Electric is currently assessing the impacts of this legislation and will include updates in its next Integrated Resource Plan to comply with the new requirements.

To maintain reliability and meet carbon reduction goals in the near-term, DTE Electric will continue its energy waste reduction initiatives and transition away from coal-fired plants to renewable energy and other sources, including leveraging existing infrastructure at the Belle River power plant through a coal to natural gas conversion. To achieve long-term carbon reduction goals, DTE Electric plans to end the use of coal-fired power plants in 2032 and plans significant investments in solar, wind, and battery storage. DTE Electric expects this transition to renewables and natural gas to reduce future operating and fuel costs. DTE Electric will also continue to monitor the advancement of emerging technologies such as long-duration storage, modular nuclear reactors, hydrogen, and carbon capture and sequestration, and how these technologies may support clean, reliable generation and customer affordability.
DTE Electric's distribution operations focus is on distributing energy in a safe, cost-effective, and reliable manner to customers. An increasing intensity of wind storms and other weather events, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term. DTE Electric is hardening and upgrading its infrastructure and has plans to build substations to provide additional capacity as customers shift to more electrification, including electric vehicles. DTE Electric seeks to increase operational efficiencies to maintain rate affordability and increase reliability and customer satisfaction through accelerated tree trimming, pole maintenance, enhanced grid automation to reduce outage duration, and increased underground distribution.
To enhance customer affordability, DTE Electric is also working to optimize opportunities from the Inflation Reduction Act to generate production tax credits for wind and solar production and existing nuclear generation, as well as investment tax credits for solar and energy storage. DTE Electric expects these tax credits to reduce the cost of owning assets that support its clean energy transition, thereby reducing customer rate impacts from any future cost recoveries.
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Energy legislation enacted by the State of Michigan has placed a 10% cap on total retail access. This cap mitigates some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full-service customer rates. Customers with retail access to alternative electric suppliers consist primarily of industrial and commercial customers and represented approximately 10% of retail sales in 2023, 2022, and 2021. DTE Electric expects that customers with retail access to alternative electric suppliers will remain at approximately 10% of retail sales in 2024 and future years.
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

Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 65% of the volume coming from underground storage for 2023. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2026.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2023 are listed below.

	Availability (MDth/d)	Contract Expiration
Vector Pipeline L.P.	18	2025
Viking Gas Transmission Company	21	2027
Great Lakes Gas Transmission L.P.	33	2028
ANR Pipeline Company	174	2028
Panhandle Eastern Pipeline Company	80	2029
NEXUS Pipeline	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 21,000 miles of distribution mains, approximately 1.2 million service pipelines, and approximately 1.3 million active meters. DTE Gas also owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
•Wholesale Power and Renewables — DTE Vantage holds ownership interests in, and operates, three renewable generating plants with a capacity of 114 MWs. The electric output is sold under long-term power purchase agreements.
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
Properties and Other
The following are significant properties owned by DTE Vantage as of December 31, 2023:

Business Areas	Location	Service Type
Renewable Energy
Renewable Gas Recovery	AZ, CA, MI, NC, OH, SD, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Wholesale Power and Renewables	CA	Electric Generation
Custom Energy Solutions
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Casino and Gaming	NJ	Electricity, Steam, and Chilled Water
Steel and Petroleum Coke
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
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
DTE Vantage anticipates building around its core strengths in the markets where it operates. In determining the markets in which to compete, DTE Vantage examines closely the regulatory and competitive environment, new and pending legislation, the number of competitors, and its ability to achieve sustainable margins. DTE Vantage plans to maximize the effectiveness of its related businesses as it expands, including optimizing tax credit opportunities from the Inflation Reduction Act related to renewable natural gas and carbon capture and sequestration.
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

	DTE Electric	DTE Gas	Total
	(In millions)
Water	$54	$—	$54
Contaminated and other sites	7	13	20
Coal combustion residuals and effluent limitations guidelines	417	—	417
Estimated total future expenditures through 2028	$478	$13	$491
Estimated 2024 expenditures	$53	$4	$57
Estimated 2025 expenditures	$54	$6	$60
For additional information regarding environmental matters, refer to Notes 8, 9, and 18 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
HUMAN CAPITAL MANAGEMENT
DTE Energy and its subsidiaries had approximately 9,950 employees as of December 31, 2023, of which approximately 4,900 were represented by unions. DTE Electric had approximately 4,450 employees as of December 31, 2023, of which approximately 2,550 were represented by unions. The workforce is comprised almost entirely of full-time employees.
DTE Energy and utilities across the country are managing the turnover of our workforce due to a significant number of retirements expected in the next ten years - a period that will be impacted by major transformation of our business through technology investments, changes to our electric generation portfolio, and upgrades to our distribution infrastructure.
DTE Energy's non-represented workforce is also facing a transition period as a portion of employees are expected to separate from the company as a result of the voluntary separation incentive program announced in January 2024. For additional information, refer to the "Voluntary Separation Incentive Program" disclosure in Management's Discussion and Analysis in Item 7 of this report.

Amidst these challenges, DTE Energy is working to build a culture of highly engaged employees with skills and expertise in engineering, technology, and skilled trades, which are in high demand and critical to our industry. DTE Energy has set strategic talent management objectives to attract and retain the best talent and build a culture of service excellence for both external and internal customers. DTE Energy has also set talent management objectives around employee diversity, equity, and inclusion; health, safety, and wellbeing; and market-competitive compensation and benefits, which are discussed further in the sections below. DTE Energy has put in place a comprehensive governance structure to ensure these strategic talent management objectives are met, which includes Board of Directors, Chief Executive Officer, and senior executive oversight of talent decisions.
DTE Energy also aims to deliver world-class leadership development and technical training. DTE Energy provides an internal learning platform that includes free instructor-led and online courses, learning-focused events with expert guest speakers, and a comprehensive development program for new front-line leaders. Training efforts and a focus on succession planning have been critical in supporting employees transitioning to new roles as coal-fired plants are retired and replaced with new, cleaner generation.
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
As of December 31, 2023, DTE Energy’s workforce was comprised of 28% women and 31% minorities. DTE Energy measures DEI performance by its workforce representation of women, minorities, veterans, and employees with disabilities, as well as the following:
•Employee engagement, including specific elements that measure a culture of inclusion
•Number of DEI related communications and events
•Supplier diversity spend
•Rankings and scores from DEI benchmarking surveys
•Formal training programs, including unconscious bias training for employees and leaders
DTE Energy has an Inclusion and Diversity Team (IDT) to provide DEI oversight, focus on its strategic objectives, and accelerate our progress. The IDT committee, which is led by DTE Energy's Chairman and Chief Executive Officer, prioritizes an effective pipeline of underrepresented talent, works to create a speak-up culture that welcomes diverse voices, and makes DEI a defining and pervasive message in all of DTE Energy's communications. DTE Energy also has nine employee resource groups providing individuals with a shared interest or identity the opportunity to connect. The energy groups are an important component of DTE Energy's overall DEI strategy, providing opportunities for volunteering, skill building, mentoring, and cultural celebrations.
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
Safety
DTE Energy empowers its employees to be responsible for their own safety and the safety of everyone around them, and has a culture where employees can stop the job any time they feel unsure or have questions. The use of pre-job briefs, safety standards, and regular training guides employees to identify hazardous work, categorize hazards according to risk, and mitigate the potential for any serious injuries.

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
DTE Energy's Wellbeing Executive Leadership Committee (WELCOM) provides oversight of our culture of health and wellbeing strategy and monitors performance across various metrics including an Employer Health Opportunity Assessment, completion of required wellbeing trainings, and measurement of collective health of the DTE family including medical trends and spend. In 2023, DTE Energy was recognized as the winner of the C. Everett Koop National Health Award for best-in-class workplace health and wellbeing programs.
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
Regulatory, Legislative, and Legal Risks
The Registrants are subject to rate regulation. Electric and gas rates for the utilities are set by the MPSC and the FERC and cannot be changed without regulatory authorization. The Registrants may be negatively impacted by new regulations or interpretations by the MPSC, the FERC, or other regulatory bodies. The Registrants' ability to recover costs may be impacted by the time lag between the incurring of costs and the recovery of the costs in customers' rates. Regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under current governing laws and regulations. Regulators may also disagree with the Registrants' rate calculations under the various mechanisms that are intended to mitigate the risk to their utilities related to certain aspects of the business. If the Registrants cannot agree with regulators on an appropriate reconciliation of those mechanisms, it may impact the Registrants' ability to recover certain costs through customer rates. Regulators may also decide to eliminate these mechanisms in future rate cases, which may make it more difficult for the Registrants to recover their costs in the rates charged to customers. The Registrants cannot predict what rates the MPSC will authorize in future rate cases, and unfavorable rate relief could impact our plans for significant capital investment. New legislation, regulations, or interpretations could change how the business operates, impact the Registrants' ability to recover costs through rates or the timing of such recovery, or require the Registrants to incur additional expenses.
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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 4,900 and DTE Electric's approximately 2,550 represented employees. The majority of represented employees are under contracts that expire in 2027. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.
DTE Energy may not achieve the carbon emissions goals of its electric and gas utilities. DTE Energy has announced the voluntary commitments of its electric and gas utilities to achieve net zero carbon emissions by 2050, along with intermediate emissions reduction goals at various points in the intervening years. DTE Energy must also comply with the state of Michigan's requirement to meet a 100% clean energy standard by 2040. Technology research and developments, innovations, and advancements are critical to DTE Energy's ability to achieve these commitments, but they may not evolve as anticipated in order to provide cost-effective alternatives to traditional energy sources. State and municipal restrictions on the siting of renewable energy assets could also impair efforts to meet our stated targets. Additionally, we cannot guarantee that we will continue to receive regulatory approval of our capital plans to transition to renewable energy and other new technologies. Other factors that may impact DTE Energy's ability to achieve these emissions reduction goals include our service territory size and capacity needs remaining in line with current expectations, the impacts on our business of future regulations or legislation, the price and availability of carbon offsets, adoption of alternative energy products by the public such as greater use of electric vehicles, greater standardization of emissions reporting, and our ability over time to transition our electric generating portfolio. DTE Energy's emissions reduction goals require making assumptions that involve risks and uncertainties. Should one or more of these underlying assumptions prove incorrect, our actual results and ability to achieve our emissions reduction goals could differ materially from expectations. In addition, DTE Energy cannot predict the ultimate impact of achieving these objectives, or the various implementation aspects on its reliability, availability or price of purchased power, or on its results of operations, financial condition, or liquidity. DTE Energy could suffer financial loss, reputational damage, litigation, or other negative repercussions if we are unable to meet our voluntary emissions reductions goals.
Financial, Economic, and Market Risks
DTE Energy's non-utility businesses may not perform to its expectations. DTE Energy relies on non-utility businesses for a portion of earnings and will depend on the successful execution of new business development in its non-utilities to help achieve overall growth targets. DTE Energy also expects to grow the non-utility businesses over the long-term by developing or acquiring projects related to renewable energy, carbon capture and sequestration, and customer energy solutions; however, such opportunities may not materialize as anticipated. If DTE Energy's current and contemplated non-utility investments do not perform at expected levels, DTE Energy could experience diminished earnings and a corresponding decline in shareholder value.
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
The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the ability of Registrants and their subsidiaries to issue new debt, including commercial paper, and to refinance existing debt. Macroeconomic events may lead to higher interest rates on debt and could increase financing costs and adversely affect the Registrants' results of operations. Rising interest rates could also reduce investor interest in DTE Energy's common stock, negatively impacting its share price and increasing its cost of equity. In addition, the level of borrowing by other energy companies and the market as a whole could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2027, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
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

General and Other Risks
Failure to attract and retain key executive officers and other skilled professional and technical employees could have an adverse effect on the Registrants’ operations. The Registrants' businesses are dependent on their ability to attract and retain skilled employees. Competition for skilled employees in some areas is high, and the inability to attract and retain these employees could adversely affect the Registrants' business and future operating results. In addition, the failure of a successful transfer of knowledge and expertise from any departing employees could negatively impact the Registrants' operations.
DTE Energy relies on cash flows from subsidiaries. DTE Energy is a holding company. Cash flows from the utility and non-utility subsidiaries are required to pay interest expenses and dividends on DTE Energy debt and securities. Should a major subsidiary not be able to pay dividends or transfer cash flows to DTE Energy, its ability to pay interest and dividends would be restricted.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
DTE Energy maintains cybersecurity measures designed to protect its physical and digital infrastructure in order to provide safe and reliable delivery of energy to customers. These measures serve to maintain compliance with regulations and protect the confidentiality, integrity and availability of confidential and proprietary information, DTE Energy’s computing resources, and the electrical and gas systems.
To protect against cybersecurity threats, DTE Energy employs a dedicated cybersecurity team led by the Chief Information Officer. The cybersecurity team is responsible for implementing proper safeguards to mitigate the risk of cyber threats, including but not limited to firewalls, continuous monitoring, and training. DTE Energy also engages with third parties to conduct cybersecurity maturity assessments to provide an independent and objective view of our cybersecurity and assess opportunities for improvement. The National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) is the basis for these assessments to manage cyber risks, mature and monitor existing security controls, and communicate security posture coherently. The NIST CSF provides a common language to understand, manage, and express cyber risks internally and externally.
Another component of DTE Energy’s cybersecurity team is the Cybersecurity Defense Center (CSDC), which has the primary responsibility for monitoring and responding to cybersecurity incidents. The CSDC maintains an incident response plan designed to protect against, detect, evaluate, and respond to and recover from a cyber incident. The CSDC may receive incident reports from DTE Energy employees, corporate security, or external sources. The incident response plan is intended to be flexible so it may be adapted to an array of potential scenarios. Depending on the incident, the CSDC may decide to engage external resources for assistance with responding to the incident. DTE Energy regularly conducts exercises to help ensure the plan’s effectiveness and overall preparedness.
DTE Energy engages third-party service providers to assist with managing various aspects of its business. These service providers are subject to due diligence reviews of their information security programs prior to onboarding. DTE Energy also contractually requires service providers with access to its information technology (IT) systems, sensitive business data, or personal information to implement and maintain appropriate security controls and restricts their ability to use such data for purposes other than to provide services to DTE Energy, except as required by law. Third-party service providers are also contractually required to notify DTE Energy promptly of cyber incidents that may affect any systems or data. DTE Energy collaborates with its service providers to help determine whether their information security protocols are sufficient and monitors their compliance with DTE Energy security requirements; however, DTE Energy may not have the ability in all cases to effectively oversee the implementation of these control measures.

The CSDC monitors and responds to actual and potential compromises from third-party service providers. Access from a potentially compromised third-party is restricted until DTE Energy receives confirmation the compromise has been mitigated.
As of December 31, 2023, cybersecurity risks have not materially affected the Registrants’ business strategy, results of operations, or financial condition.
Governance
DTE Energy has an enterprise risk management program to reduce overall risk, including risks related to cybersecurity, through comprehensive risk assessments and execution of corresponding mitigation plans. Risks are reported and managed through various internal committees, which meet regularly and report at least annually to the Board of Directors. These committees include:
•The Risk Management Committee (RMC) is chaired by the Chief Executive Officer and comprised of the Chief Financial Officer, Chief Legal Officer, General Auditor, and other senior officers. The RMC directs the development and maintenance of comprehensive risk management policies and procedures. The RMC also sets, reviews, and monitors risk limits for enterprise-level risk and other exposures
•The Operational Risk and Resilience (ORR) Committee is chaired by the President and Chief Operating Officer and comprised of operational leaders in DTE Energy’s business units. The ORR is responsible for managing operational risks including safety, reliability, and cybersecurity at DTE Energy’s generation plants, substations, and other operating sites
•The Technology Cybersecurity Committee (TCC) is a sub-committee of the ORR that focuses on information and operational technology risks related to cybersecurity, chaired by operational leaders in DTE Energy’s business units and includes the Chief Information Officer
Members of the Board of Directors serve roles on various committees responsible for their respective oversight and risk management. The Audit Committee of the Board of Directors, comprised solely of independent directors, is responsible for reviewing DTE Energy’s cybersecurity risks, the results of any cybersecurity risk assessments and audits, and reports of investigations into significant events presented by DTE Energy’s IT department. The Audit Committee reports to the Board of Directors and may include any significant matters involving cybersecurity within its reporting. All members of the Board of Directors, including the Audit Committee, have either managerial knowledge or working knowledge of technology and cybersecurity matters.
DTE Energy’s Chief Information Officer leads the cybersecurity team and has responsibility for assessing and managing cybersecurity risks. The Chief Information Officer has held this position for over 10 years and has decades of experience in IT, including oversight of information protection security (IPS). The IPS cybersecurity team is also led by two full-time directors with over 40 combined years of industry experience, including (1) the director of cybersecurity operations responsible for the CSDC, identity and access assurance, and cloud security and (2) the IPS director of cybersecurity governance, risk, and compliance who is also responsible for engagement and outreach to internal and external stakeholders.
The Chief Information Officer provides regular updates to the Audit Committee and senior leaders regarding DTE Energy’s management of cyber risks, including but not limited to the status of various training metrics to safeguard against phishing, malware, and other cyber threats. The Chief Information Officer also provides an annual cybersecurity update directly to the Board of Directors. If cybersecurity risks arise, the CSDC executes the incident response plan and communicates the appropriate details to executive management, the Board of Directors, or any related committees.
A cybersecurity incident may also require various levels of external reporting. The CSDC coordinates with the legal department and controller’s organization in reporting incidents externally. Depending on the nature of the incident, reporting may be required to various federal and state government agencies. DTE Energy has forged trusted partnerships with such agencies and with other companies and organizations to share best practices, tools, and threat information. This includes partnering with others in the utilities industry to form the Electricity Subsector Coordination Council (ESCC). The ESCC is the principal liaison between the energy sector and the federal government in coordinating efforts to prepare for and respond to any threats to critical infrastructure.

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
At December 31, 2023, there were 206,357,070 shares of DTE Energy common stock outstanding. These shares were held by a total of 41,918 shareholders of record.
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
See the following table for information as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	—	$—	2,820,677
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2023:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2023 — 10/31/2023	1,125	$101.71	—	—	—
11/01/2023 — 11/30/2023	851	$109.23	—	—	—
12/01/2023 — 12/31/2023	759	$113.15	—	—	—
Total	2,735		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2019	2020	2021	2022	2023
DTE Energy Company	21.36	(2.90)	19.42	1.27	(2.81)
S&P 500 Index	31.48	18.39	28.68	(18.13)	26.26
S&P 500 Multi-Utilities Index	24.36	(5.87)	14.17	0.62	(5.82)

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2018	2019	2020	2021	2022	2023
DTE Energy Company	100.00	121.36	117.84	140.72	142.50	138.49
S&P 500 Index	100.00	131.48	155.65	200.29	163.98	207.04
S&P 500 Multi-Utilities Index	100.00	124.36	117.06	133.64	134.46	126.63

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
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
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2023 Operating Revenues of approximately $12.7 billion and Total Assets of approximately $44.8 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates two energy-related non-utility segments with operations throughout the United States.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company — Continuing operations	$1,397	$1,083	$796
Diluted Earnings per Common Share — Continuing operations	$6.76	$5.52	$4.10
The increase in 2023 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Energy Trading, DTE Vantage, and Gas segments, partially offset by lower earnings in the Electric and Corporate and Other segments. The increase in 2022 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric, Gas, and Corporate and Other segments, partially offset by lower earnings in the DTE Vantage and Energy Trading segments.
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
DTE Energy plans to reduce the carbon emissions of its electric utility operations by 65% in 2028, 85% in 2032, and 90% by 2040 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2032 and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
Additionally, as a result of legislation passed by the state of Michigan in the fourth quarter 2023, DTE Energy will be required to meet a 100% clean energy portfolio standard by 2040. Clean energy sources include renewables, nuclear, and natural gas-fired plants equipped with a carbon capture and storage system that is at least 90% effective in reducing carbon emissions to the atmosphere. The legislation also requires 50% of an electric utility's energy to be generated from renewable sources by 2030 and 60% by 2035. DTE Energy is currently assessing the impacts of this legislation and will include updates in its next Integrated Resource Plan to comply with the new requirements.

To achieve carbon reduction goals at the electric utility, DTE Energy will continue its transition away from coal-powered energy sources and is replacing or offsetting the generation from these facilities with renewable energy, natural gas, battery storage, and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is also monitoring the advancement of emerging technologies such as long-duration storage, modular nuclear reactors, hydrogen, and carbon capture and sequestration, and how these technologies may support clean, reliable generation and customer affordability.
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
DTE Energy expects that these initiatives at the electric and gas utilities will continue to provide significant opportunities for capital investments and result in earnings growth. DTE Energy is focused on executing its plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. To support its goals for customer affordability, DTE Energy is working to implement operational efficiencies and optimize opportunities from the Inflation Reduction Act to generate tax credits relating to renewable energy, nuclear generation, energy storage, and carbon capture and sequestration. These tax credits may reduce the cost of owning related assets and reduce customer rate impacts from any future cost recoveries. DTE Energy's utilities operate in a constructive regulatory environment and have solid relationships with their regulators.
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
DTE Electric's capital investments over the 2024-2028 period are estimated at $20 billion, comprised of $9 billion for distribution infrastructure, $4 billion for base infrastructure, and $7 billion for cleaner generation including renewables. DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining six coal-fired generating units. DTE Electric plans to convert the two units at the Belle River facility from a base load coal plant to a natural gas peaking resource in 2025-2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2032. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
DTE Gas' capital investments over the 2024-2028 period are estimated at $3.7 billion, comprised of $2.1 billion for base infrastructure and $1.6 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.

DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1 billion to $1.5 billion from 2024-2028 for renewable energy and custom energy solutions, while expanding into carbon capture and sequestration.
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
Voluntary Separation Incentive Program
In January 2024, DTE Energy announced a voluntary separation incentive program ("VSIP") for certain non-represented employees within the electric and gas utilities and corporate support organizations. Under the program, employees can elect a benefits and compensation package and exit the company to retire or pursue other opportunities. DTE Energy currently expects the VSIP to result in approximately $40 to $50 million of one-time costs in the first half of 2024, primarily in the first quarter. The costs will be allocated to Operation and maintenance expense primarily at the Electric and Gas segments. Actual costs may differ from current estimates as elections under the VSIP are finalized. For the remainder of 2024, cost savings from the VSIP are expected to offset a portion of the one-time costs incurred early in the year. Over the long-term, cost savings from the VSIP will support DTE Energy's goals for customer affordability.

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments. Segment information, described below, includes intercompany revenues, expenses, and other income and deductions that are eliminated in the Consolidated Financial Statements.

	2023	2022	2021
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$772	$956	$864
Gas	294	272	214
DTE Vantage	153	92	168
Energy Trading	336	(92)	(83)
Corporate and Other	(158)	(145)	(367)
Income From Continuing Operations	1,397	1,083	796
Discontinued Operations	—	—	111
Net Income Attributable to DTE Energy Company	$1,397	$1,083	$907

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I(2)(a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	2023	2022	2021
	(In millions)
Operating Revenues
Utility operations	$5,804	$6,397	$5,809
Non-utility operations	14	15	12
	5,818	6,412	5,821
Operating Expenses
Fuel and purchased power — utility	1,481	1,978	1,531
Operation and maintenance	1,417	1,564	1,556
Depreciation and amortization	1,340	1,218	1,122
Taxes other than income	339	339	321
Asset (gains) losses and impairments, net	27	8	1
	4,604	5,107	4,531
Operating Income	1,214	1,305	1,290
Other (Income) and Deductions	364	324	322
Income Tax Expense	78	25	104
Net Income Attributable to DTE Energy Company	$772	$956	$864
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

Operating Revenues decreased $594 million in 2023 and increased $591 million in 2022. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The change in both periods was due to the following:

	2023	2022
	(In millions)
Power Supply Cost Recovery	$(287)	$365
Weather	(235)	(13)
Interconnection sales	(128)	164
Base sales	(71)	(84)
COVID-19 voluntary refund amortization in 2022	(30)	30
Tree trim voluntary refund in 2021	—	90
Regulatory mechanism - DTE Securitization I and II	26	29
Implementation of new rates	43	3
Rate mix	63	(6)
Other regulatory mechanisms and other(a)	25	13
	$(594)	$591
______________________________
(a)Primarily includes regulatory mechanisms relating to EWR, RPS, and TRM.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	2023	2022	2021
	(In thousands of MWh)
DTE Electric Sales
Residential	14,452	15,844	16,386
Commercial	15,916	16,296	16,393
Industrial	8,551	8,548	8,487
Other	204	210	216
	39,123	40,898	41,482
Interconnection sales	7,658	6,615	4,263
Total DTE Electric Sales	46,781	47,513	45,745

DTE Electric Deliveries
Retail and wholesale	39,123	40,898	41,482
Electric retail access, including self-generators(a)	4,381	4,486	4,357
Total DTE Electric Sales and Deliveries	43,504	45,384	45,839
______________________________
(a)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric sales and deliveries decreased in 2023 primarily due to unfavorable weather compared to 2022. The decrease in 2022 was primarily due to a decrease in residential sales as customers resumed more pre-pandemic activities and worked less from their homes.

Fuel and purchased power — utility expense decreased $497 million in 2023 and increased $447 million in 2022. The change in both periods was due to the following:

2023
(In millions)
Purchased power - lower market prices and lower purchase volumes due to lower demand	$(351)
Coal - lower consumption due to coal plant retirements, partially offset by higher prices	(82)
Gas - lower prices, partially offset by higher consumption primarily due to Blue Water Energy Center	(78)
Nuclear fuel - higher amortization due to refueling outage in 2022	17
Other	(3)
$(497)

2022
(In millions)
Gas - higher consumption primarily due to Blue Water Energy Center and higher prices	$231
Purchased power - higher prices and higher volumes	202
Coal - higher prices, partially offset by lower consumption due to coal plant retirements	10
Nuclear fuel - lower amortization due to refueling outage in 2022	(16)
Other	20
$447
Operation and maintenance expense decreased $147 million in 2023 and increased $8 million in 2022. The decrease in 2023 was primarily due to lower plant generation expense of $108 million (primarily due to lower outage costs and coal plant retirements), lower benefits and other compensation expense of $67 million, lower corporate support costs of $55 million, and lower legal expense of $14 million. These decreases were partially offset by higher distribution operations expense of $99 million, which was primarily due to higher storm restoration costs.
The increase in 2022 was primarily due to higher EWR expense of $29 million and higher distribution operations expense of $7 million, partially offset by lower benefits and other compensation expense of $17 million and lower legal and environmental expense of $12 million.
Depreciation and amortization expense increased $122 million in 2023 and $96 million in 2022. In 2023, the increase was primarily due to a $113 million increase from a higher depreciable base and an increase of $10 million associated with the TRM. In 2022, the increase was primarily due to a $101 million increase from a higher depreciable base, partially offset by a decrease of $9 million associated with the TRM.
Taxes other than income had no change in 2023 and increased $18 million in 2022. In 2022, the increase was primarily due to higher property taxes of $16 million as a result of a higher tax base.
Asset (gains) losses and impairments, net increased $19 million in 2023 and $7 million in 2022. The increases for both periods were primarily due to MPSC disallowances of previously recorded capital expenditures, including $25 million from the December 2023 rate order and $8 million from the November 2022 rate order. There were no such disallowances in 2021.
Other (Income) and Deductions increased $40 million in 2023 and $2 million in 2022. The increase in 2023 was primarily due to higher net interest expense of $48 million and higher non-operating retirement benefits expense of $26 million, partially offset by a favorable change in investment earnings of $19 million and higher AFUDC equity of $14 million. The increase in 2022 was primarily due to higher net interest expense of $27 million and an unfavorable change in investment earnings of $19 million, partially offset by lower non-operating retirement benefits expense of $37 million and a $4 million decrease in non-operational costs that ceased with the retirement of a power plant.
Income Tax Expense increased $53 million in 2023 and decreased $79 million in 2022. The increase in 2023 was primarily due to lower amortization of the TCJA regulatory liability, partially offset by lower earnings. The decrease in 2022 was primarily due to higher amortization of the TCJA regulatory liability and higher production tax credits, partially offset by higher earnings.

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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	2023	2022	2021
	(In millions)
Operating Revenues — Utility operations	$1,748	$1,924	$1,553

Operating Expenses
Cost of gas — utility	469	632	422
Operation and maintenance	488	552	521
Depreciation and amortization	209	192	177
Taxes other than income	108	101	93
Asset (gains) losses and impairments, net	—	—	4
	1,274	1,477	1,217
Operating Income	474	447	336
Other (Income) and Deductions	87	87	84
Income Tax Expense	93	88	38
Net Income Attributable to DTE Energy Company	$294	$272	$214
Operating Revenues — Utility operations decreased $176 million in 2023 and increased $371 million in 2022. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The change in both periods was due to the following:

	2023	2022
	(In millions)
Gas Cost Recovery	$(161)	$210
Weather	(85)	47
Implementation of new rates	—	80
Regulatory mechanism — EWR	4	8
Home Protection Program	5	6
Base sales	7	18
Voluntary refund	10	(5)
Infrastructure recovery mechanism	39	1
Other	5	6
	$(176)	$371

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	2023	2022	2021
	(In Bcf)
Gas Markets
Gas sales	129	145	128
End-user transportation	174	168	165
	303	313	293
Intermediate transportation	541	527	488
Total Gas sales	844	840	781
The change in sales in 2023 was primarily due to unfavorable weather. The change in sales in 2022 was primarily due to favorable weather. Intermediate transportation volumes fluctuate period to period based on available market opportunities.
Cost of gas — utility expense decreased $163 million in 2023 and increased $210 million in 2022. The decrease in 2023 was primarily due to a lower cost of gas of $92 million and lower sales volumes of $71 million. The increase in 2022 was primarily due to a higher cost of gas of $153 million and higher sales volumes of $57 million.
Operation and maintenance expense decreased $64 million in 2023 and increased $31 million in 2022. The decrease in 2023 was primarily due to lower gas operations expense of $36 million, lower corporate support costs of $24 million, and lower benefits and other compensation expense of $7 million, partially offset by higher legal expense of $3 million. The increase in 2022 was primarily due to higher gas operations expense of $17 million, higher corporate support costs of $10 million, and higher EWR expense of $7 million, partially offset by lower benefits and other compensation expense of $4 million.
Depreciation and amortization expense increased $17 million in 2023 and $15 million in 2022. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income increased $7 million in 2023 and $8 million in 2022. The increase in both periods was primarily due to higher property taxes.
Asset (gains) losses and impairments, net had no change in 2023 and decreased $4 million in 2022. The decrease in 2022 was primarily due to capital write-offs of $4 million in 2021.
Other (Income) and Deductions had no change in 2023 and increased $3 million in 2022. The activity in 2023 included higher net interest expense of $10 million that was offset by a favorable change in investment earnings of $10 million. The increase in 2022 was primarily due to an unfavorable change in investment earnings of $9 million and higher net interest expense of $7 million, partially offset by 2021 contributions to the DTE Energy Foundation and other not-for-profit organizations of $12 million.
Income Tax Expense increased $5 million in 2023 and $50 million in 2022. The increase in 2023 was primarily due to higher earnings. The increase in 2022 was primarily due to higher earnings and lower amortization of the TCJA regulatory liability.
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
DTE Gas filed a rate case with the MPSC on January 8, 2024 requesting an increase in base rates of $266 million based on a projected twelve-month period ending September 30, 2025, and an increase in return on equity from 9.9% to 10.25%. The request reflects a net increase to customer rates of only $160 million, as an existing IRM surcharge of $106 million would be rolled into the new base rates. The requested increase is primarily due to increased investments in plant related to system reliability and pipeline safety and inflationary impacts on operating costs, partially offset by higher sales. A final MPSC order in this case is expected in November 2024.

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

	2023	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$809	$848	$1,482

Operating Expenses
Fuel, purchased power, and gas — non-utility	421	431	1,086
Operation and maintenance	232	267	301
Depreciation and amortization	53	52	71
Taxes other than income	9	10	11
Asset (gains) losses and impairments, net	(10)	(7)	28
	705	753	1,497
Operating Income (Loss)	104	95	(15)
Other (Income) and Deductions	(27)	(15)	(142)
Income Taxes
Expense	38	27	37
Tax Credits	(60)	(9)	(68)
	(22)	18	(31)
Net Income	153	92	158
Less: Net Loss Attributable to Noncontrolling Interests	—	—	(10)
Net Income Attributable to DTE Energy Company	$153	$92	$168
Operating Revenues — Non-utility operations decreased $39 million in 2023 and $634 million in 2022. The changes were due to the following:

2023
(In millions)
Lower demand and prices in the On-site business	$(42)
Sale of project in the On-site business	(29)
Lower sales in the Renewables business	(3)
Higher demand and prices in the Steel business	36
Other	(1)
$(39)

2022
(In millions)
Closure of the REF business	$(766)
Termination of a contract in the Steel business in 2021	(39)
Higher sales in the Renewables business	9
New contract in the Renewables business	18
Higher prices partially offset by a terminated contract in the On-site business	27
Higher demand and prices in the Steel business	117
$(634)

Fuel, purchased power, and gas — non-utility expense decreased $10 million in 2023 and $655 million in 2022. The changes were due to the following:

2023
(In millions)
Lower demand and prices in the On-site business	$(38)
Sale of project in the On-site business	(9)
Higher demand and prices in the Steel business	13
Higher costs in the Renewables business	26
Other	(2)
$(10)

2022
(In millions)
Closure of the REF business	$(773)
Termination of a contract in the Steel business in 2021	(16)
Higher sales in the Renewables business	2
New contract in the Renewables business	4
Higher prices partially offset by a terminated contract in the On-site business	27
Higher demand and prices in the Steel business	101
$(655)
Operation and maintenance expense decreased $35 million in 2023 and $34 million in 2022. The 2023 decrease was primarily due to lower operating costs in the Renewables business of $13 million and lower operating costs in the On-site business of $24 million, which was primarily driven by a decrease of $11 million due to the sale of a project. The 2022 decrease was primarily due to $37 million associated with the closure of the REF business and $6 million of lower corporate overhead costs, partially offset by an $8 million increase due to a new contract in the Renewables business.
Depreciation and amortization increased $1 million in 2023 and decreased $19 million in 2022. The decrease in 2022 was primarily due to the closure of the REF business.
Asset (gains) losses and impairments, net changed by $3 million in 2023 from the net gain of $7 million in 2022, and changed by $35 million in 2022 from the net loss of $28 million in 2021. The change in 2023 was primarily due to a gain of $17 million resulting from a change in estimate of an asset retirement obligation in the Steel business, partially offset by asset write-offs in other business units of $7 million. The net gain for 2023 was also partially offset by $7 million due to settlement of contingent consideration relating to a 2017 acquisition in the Renewables business, which resulted in a loss of $2 million in 2023 compared to a gain of $5 million recorded in 2022.
The change in 2022 was primarily due to an asset impairment of $27 million recorded in the Steel business in 2021 for the anticipated closure of a pulverized coal facility, as well as the $5 million gain recorded in the Renewables business in 2022 related to contingent consideration.
Other (Income) and Deductions increased $12 million in 2023 and decreased $127 million in 2022. The 2023 increase was primarily due to $7 million higher equity investment earnings in the Renewables business and $4 million higher interest income associated with a new project in the Steel business. The 2022 decrease was primarily due to $143 million lower income associated with the closure of the REF business, partially offset by $14 million lower interest expense.
Income Taxes — Expense increased $11 million in 2023 and decreased $10 million in 2022. The increase in 2023 was primarily due to a $6 million impact from higher pre-tax income. The increase was also due to $5 million higher deferred tax expense related to the reduction in tax basis on property that generated investment tax credits. The decrease in 2022 was primarily due to changes in pre-tax income, inclusive of pre-tax income (loss) at non-controlling interests.
Income Taxes — Tax Credits increased $51 million in 2023 and decreased by $59 million in 2022. The increase in 2023 was primarily due to investment tax credits of $39 million related to new projects in the Renewables business and $9 million for a new project in the On-site business. The decrease in 2022 was primarily due to the closure of the REF business.

Net Loss Attributable to Noncontrolling Interests had no change in 2023 and decreased by $10 million in 2022. The decrease in 2022 was primarily due to the closure of the REF business.
Outlook — In December 2022, DTE Vantage entered into a series of agreements with a large industrial customer to design, construct, own, and operate certain energy infrastructure assets at the customer's planned electric vehicle and battery manufacturing plant in Tennessee. In December 2023, DTE Vantage executed an agreement to significantly expand the scope of its investment and services to be provided. Project construction is expected to reach substantial completion in the first quarter 2024 and achieve commercial operations in late 2024 for a term of 20 years.
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

	2023	2022	2021
	(In millions)
Operating Revenues — Non-utility operations	$4,612	$10,308	$6,831

Operating Expenses
Purchased power, gas, and other — non-utility	4,068	10,331	6,825
Operation and maintenance	78	64	81
Depreciation and amortization	4	5	6
Taxes other than income	5	7	5
Asset (gains) losses and impairments, net	—	2	—
	4,155	10,409	6,917
Operating Income (Loss)	457	(101)	(86)
Other (Income) and Deductions	9	22	24
Income Tax Expense (Benefit)	112	(31)	(27)
Net Income (Loss) Attributable to DTE Energy Company	$336	$(92)	$(83)
Operating Revenues — Non-utility operations decreased $5,696 million in 2023 and increased $3,477 million in 2022. The following tables detail changes relative to comparable prior periods:

2023
(In millions)
Gas structured and gas transportation strategies - primarily significantly lower gas prices ($5,673), and settled financial hedges ($114)	$(5,787)
Unrealized MTM - gains of $171 compared to losses of ($28) in the prior period	199
Other realized gain (loss)	(108)
$(5,696)

2022
(In millions)
Gas structured and gas transportation strategies - primarily significantly higher gas prices $3,664, and settled financial hedges $95	$3,759
Unrealized MTM - losses of ($28) compared to losses of ($67) in the prior period	39
Other realized gain (loss)	(321)
$3,477

Purchased power, gas, and other — non-utility expense decreased $6,263 million in 2023 and increased $3,506 million in 2022. The following tables detail changes relative to comparable prior periods:

2023
(In millions)
Gas structured and gas transportation strategies - primarily significantly lower gas prices	$(5,780)
Unrealized MTM - gains of ($122) compared to losses of $108 in the prior period	(230)
Other realized (gain) loss	(253)
$(6,263)

2022
(In millions)
Gas structured and gas transportation strategies - primarily significantly higher gas prices	$3,768
Unrealized MTM - losses of $107 compared to losses of $89 in the prior period	18
Other realized (gain) loss	(280)
$3,506
Operation and maintenance expense increased $14 million in 2023 and decreased $17 million in 2022. The increase in 2023 was primarily due to higher compensation costs. The decrease in 2022 was primarily due to lower compensation costs.
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
Operating Income (Loss) increased $558 million in 2023, which includes a $429 million favorable change in timing-related gains and losses primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The increase also includes a $19 million favorable change in timing-related losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
Operating Income (Loss) decreased $15 million in 2022, which includes a $26 million unfavorable change in timing-related losses primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The decrease also includes a $66 million favorable change in timing-related gains and losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
Other (Income) and Deductions decreased $13 million in 2023 and decreased $2 million in 2022. The decrease in 2023 was primarily due to $10 million of lower contributions to not-for-profit organizations and lower net interest expense of $3 million. The decrease in 2022 was primarily due to $10 million of lower contributions to not-for-profit organizations, partially offset by higher net interest expense of $7 million.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The 2023 net loss of $158 million represents an increase of $13 million from the 2022 net loss of $145 million. This increase was primarily due to higher net interest expense, partially offset by lower equity investment losses, lower valuation allowances, lower corporate overhead costs, and lower benefits expense.
The 2022 net loss of $145 million represents a decrease of $222 million from the 2021 net loss of $367 million. This decrease was primarily due to one-time items following the separation of DT Midstream in 2021, including a $294 million earnings impact from losses on debt extinguishment, partially offset by a reduction to Income Tax Expense of $85 million for the remeasurement of state deferred taxes. The remaining decrease of $13 million in 2022 was primarily due to lower state income taxes, lower valuation allowances, and a gain on sale of assets, partially offset by equity investment losses and benefits expenses.
Outlook — Corporate and Other will continue to support DTE Energy's goals to achieve long-term earnings growth by managing corporate costs such as interest and tax expense while making prudent investments. Corporate and Other will continue to support DTE Energy in achieving a strong balance sheet, access to capital markets, and market priced financing in order to manage interest costs that have increased in recent periods and could impact future earnings.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2024 will be approximately $3.3 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures, and expenditures for non-utility businesses of approximately $4.7 billion in 2024. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows.

	2023	2022	2021
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$43	$35	$516
Net cash from operating activities	3,220	1,977	3,067
Net cash used for investing activities	(4,095)	(3,431)	(3,863)
Net cash from financing activities	883	1,462	315
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	8	8	(481)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$51	$43	$35
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased $1.2 billion in 2023. The increase was primarily due to higher cash from working capital items and increases in Net income, Depreciation and amortization, and Deferred income taxes.

The change in working capital items in 2023 was primarily due to an increase in cash related to Accounts receivable, net and Regulatory assets and liabilities, partially offset by a decrease in cash related to Prepaid postretirement benefit costs, Accounts payable, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities increased $664 million in 2023 due primarily to increases in utility plant and equipment expenditures and cash used related to Notes receivable.
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
Net cash from financing activities decreased $579 million in 2023. The decrease was primarily due to the Issuance of common stock in 2022 and a decrease in Short-term borrowings, net, partially offset by an increase in Issuance of long-term debt, net of issuance costs.
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

Outlook
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. DTE Energy expects long-term growth in sales related to vehicle electrification, but no significant impacts in the near-term. Non-utility growth is expected from additional investments in the DTE Vantage segment, primarily related to renewable energy and custom energy solutions, while expanding into carbon capture and sequestration. DTE Vantage expects enhanced growth opportunities in decarbonization as a result of the Inflation Reduction Act, including tax credits for renewable natural gas and carbon capture projects.
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
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue up to $100 million of equity in 2024. DTE Energy anticipates these discretionary equity issuances would be made through contributions to the dividend reinvestment plan and/or employee benefit plans.
Over the long-term, DTE Energy does not have any equity commitments and will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring the impact of rising interest rates on the cost of borrowing.
Uses of Cash
DTE Energy has $2.1 billion in long-term debt, including securitization bonds and finance leases, maturing in the next twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
DTE Energy has paid quarterly cash dividends for more than 100 consecutive years and expects to continue paying regular cash dividends in the future, including approximately $0.8 billion in 2024. Any payment of future dividends is subject to approval by the Board of Directors and may depend on DTE Energy's future earnings, capital requirements, and financial condition. Over the long-term, DTE Energy expects continued dividend growth and is targeting a payout ratio consistent with pure-play utility companies. Dividends are subject to certain restrictions as discussed in Note 16 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings." However, these restrictions are not expected to impact DTE Energy's planned dividend payments.
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $463 million.
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

Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
13	Financial and Other Derivative Instruments
14	Long-Term Debt
16	Short-Term Credit Arrangements and Borrowings
18	Commitments and Contingencies
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation
Liquidity
DTE Energy has approximately $1.8 billion of available liquidity at December 31, 2023, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2023 and 2022. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy estimates the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. For all reporting units except Energy Trading, the fair values were calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. For the Energy Trading reporting unit, only the income approach was used due to the lack of comparable market information.
Discounted cash flows used in the income approach are based on DTE Energy's internal business plan for the next five years plus a terminal value. DTE Energy capitalizes the terminal value for each reporting unit using a weighted average cost of capital (WACC) less an assumed long-term growth rate. The income approach cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance.
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
DTE Energy performed its annual impairment test as of October 1, 2023. In estimating fair value for the income approach, DTE Energy used discounted rates ranging from 6.9% to 10.0%. Based on the weighting of the estimated fair value using an income and market approach, DTE Energy determined that the estimated fair value of each reporting unit substantially exceeded its carrying value, and no impairment existed.
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

DTE Energy had pension credits of $69 million in 2023 and pension costs of $123 million and $139 million in 2022 and 2021, respectively. Other postretirement benefit credits were $38 million in 2023, $66 million in 2022, and $59 million in 2021. Pension and other postretirement benefit credits for 2023 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.60% for the pension plans and 7.20% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2024 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 25% in equity markets, 48% in fixed income markets, including long duration bonds, and 27% invested in other assets. DTE Energy's 2024 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 9% in equity markets, 61% in fixed income markets - including long duration bonds, and 30% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is increasing its long-term rate of return assumption for the pension plans to 8.00% and increasing the other postretirement plans to 7.60% for 2024. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2024 given their respective asset allocations and DTE Energy's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2023, DTE Energy had $478 million of cumulative losses related to investment performance in prior years that were not yet recognized in the calculation of the MRV of pension assets. For other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of plan assets; therefore, all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 5.00% for both the pension and other postretirement plans at December 31, 2023 compared to 5.19% for both the pension and other postretirement plans at December 31, 2022.
DTE Energy periodically changes its mortality assumptions to reflect any updated projection scales published by the Society of Actuaries. The mortality assumptions used at December 31, 2023 are the PRI-2012 mortality table projected to 2018 using Scale MP-2019, and projected forward from 2018 using Scale MP-2021 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates a total pension credit of approximately $20 million for 2024, compared to the credit of $69 million in 2023. The expected change is primarily related to the recognition of deferred investment losses. The 2024 other postretirement benefit credit is estimated at approximately $40 million, comparable to the credit of $38 million in 2023.
The health care trend rates for DTE Energy assume 7.75% for pre-65 participants and 8.25% for post-65 participants for 2024, trending down to 4.50% for both pre-65 and post-65 participants in 2035.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.

Lowering the expected long-term rate of return on the plan assets by one percentage point would have decreased the 2023 pension credit by approximately $46 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2023 pension credit by approximately $17 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2023 other postretirement credit by approximately $16 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2023 other postretirement credit by approximately $9 million.
The value of the qualified pension and other postretirement benefit plan assets was $5.6 billion at December 31, 2023 and $5.5 billion at December 31, 2022. At December 31, 2023, DTE Energy's qualified pension plans were underfunded by $254 million and its other postretirement benefit plans were over-funded by $331 million. In 2023, the funded status of the pension plans and other postretirement benefit plans improved primarily due to favorable asset returns.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. Any required pension funding will be made by contributing amounts consistent with the provisions of the Pension Protection Act of 2006. DTE Energy did not make contributions to its qualified pension plans in 2023 or 2022, and does not anticipate making any material contributions in 2024. DTE Gas transferred $50 million of qualified pension plan funds to DTE Electric in 2023 in exchange for cash consideration. DTE Energy does not expect a material amount of contributions to its qualified pension plans over the next five years. DTE Energy did not make other postretirement benefit plan contributions in 2023 or 2022 and does not anticipate making any contributions to the other postretirement plans in 2024 or over the next five years. All planned contributions will be at the discretion of management and subject to any changes in financial market conditions.
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2023 and 2022 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2022	$(224)
Reclassified to realized upon settlement	(103)
Changes in fair value recorded to income	383
Amounts recorded to unrealized income	280
Changes in fair value recorded in Regulatory liabilities	9
Amounts recorded in other comprehensive income, pretax	(17)
Change in collateral	49
MTM at December 31, 2023	$97
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2027 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2024	2025	2026	2027 and Beyond	Total Fair Value
	(In millions)
Level 1	$(38)	$(11)	$(1)	$—	$(50)
Level 2	—	6	9	(15)	—
Level 3	101	17	1	(44)	75
MTM before collateral adjustments	$63	$12	$9	$(59)	25
Collateral adjustments					72
MTM at December 31, 2023					$97

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

The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2023:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$469	$—	$469
BBB+ and BBB	418	(3)	415
BBB-	13	—	13
Total Investment Grade	900	(3)	897
Non-investment grade(b)	9	—	9
Internally Rated — investment grade(c)	427	—	427
Internally Rated — non-investment grade(d)	13	—	13
Total	$1,349	$(3)	$1,346
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of December 31, 2023, DTE Energy had floating rate debt of $1.3 billion and a floating rate debt-to-total debt ratio of 6.4%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2023 and 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2023	2022	2023	2022	Change in the Fair Value of
	(In millions)
Gas contracts	$40	$16	$(40)	$(16)	Commodity contracts
Power contracts	$1	$4	$(1)	$(4)	Commodity contracts
Environmental contracts	$(7)	$(5)	$7	$5	Commodity contracts
Oil contracts	$1	$2	$(1)	$(2)	Commodity contracts
Interest rate risk — DTE Energy	$(733)	$(650)	$786	$699	Long-term debt
Interest rate risk — DTE Electric	$(492)	$(419)	$535	$458	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2023, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DTE Energy's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $7,075 million of regulatory assets and $2,674 million of regulatory liabilities as of December 31, 2023. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
The principal considerations for our determination that performing procedures relating to accounting for the effects of new, or changes to existing, regulatory matters is a critical audit matter are (i) the significant judgment by management in assessing the potential outcomes and related accounting impacts associated with new, or changes to existing, regulatory matters and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the appropriateness of management’s assessment and audit evidence related to the assessment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment and implementation of new regulatory matters or changes to existing regulatory matters. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate orders and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2024
We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$7,466	$8,243	$7,288
Non-utility operations	5,279	10,985	7,676
	12,745	19,228	14,964
Operating Expenses
Fuel, purchased power, and gas — utility	1,845	2,505	1,904
Fuel, purchased power, gas, and other — non-utility	4,413	10,655	7,304
Operation and maintenance	2,160	2,400	2,420
Depreciation and amortization	1,606	1,468	1,377
Taxes other than income	462	457	431
Asset (gains) losses and impairments, net	16	(5)	33
	10,502	17,480	13,469
Operating Income	2,243	1,748	1,495

Other (Income) and Deductions
Interest expense	791	675	630
Interest income	(57)	(46)	(22)
Non-operating retirement benefits, net	9	(1)	17
Loss on extinguishment of debt	—	—	393
Other income	(102)	(58)	(254)
Other expenses	36	66	75
	677	636	839
Income Before Income Taxes	1,566	1,112	656

Income Tax Expense (Benefit)	169	29	(130)

Net Income from Continuing Operations	1,397	1,083	786
Net Income from Discontinued Operations, Net of Taxes (Note 4)	—	—	117
Net Income	1,397	1,083	903

Less: Net Income (Loss) Attributable to Noncontrolling Interests
Continuing operations	—	—	(10)
Discontinued operations	—	—	6
Net Income Attributable to DTE Energy Company	$1,397	$1,083	$907

Basic Earnings per Common Share
Continuing operations	$6.77	$5.53	$4.11
Discontinued operations	—	—	0.57
Total	$6.77	$5.53	$4.68

Diluted Earnings per Common Share
Continuing operations	$6.76	$5.52	$4.10
Discontinued operations	—	—	0.57
Total	$6.76	$5.52	$4.67

Weighted Average Common Shares Outstanding
Basic	206	195	193
Diluted	206	196	194
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net Income	$1,397	$1,083	$903

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $12, and $4, respectively	6	43	8
Net unrealized gains (losses) on derivatives, net of taxes of $(4), $3, and $2, respectively	(13)	7	7
Foreign currency translation	2	—	—
Other comprehensive income (loss)	(5)	50	15

Comprehensive income	1,392	1,133	918
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(4)
Comprehensive Income Attributable to DTE Energy Company	$1,392	$1,133	$922
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$26	$33
Restricted cash	25	10
Accounts receivable (less allowance for doubtful accounts of $63 and $79, respectively)
Customer	1,632	2,038
Other	155	144
Inventories
Fuel and gas	421	433
Materials, supplies, and other	633	509
Derivative assets	297	328
Regulatory assets	108	450
Other	242	235
	3,539	4,180
Investments
Nuclear decommissioning trust funds	2,041	1,825
Investments in equity method investees	166	165
Other	168	165
	2,375	2,155
Property
Property, plant, and equipment	37,274	39,346
Accumulated depreciation and amortization	(9,105)	(10,579)
	28,169	28,767
Other Assets
Goodwill	1,993	1,993
Regulatory assets	6,209	3,886
Securitized regulatory assets	758	206
Intangible assets	156	166
Notes receivable	420	331
Derivative assets	109	105
Prepaid postretirement costs	633	571
Operating lease right-of-use assets	132	89
Other	262	234
	10,672	7,581
Total Assets	$44,755	$42,683
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,361	$1,604
Accrued interest	170	154
Dividends payable	210	196
Short-term borrowings	1,283	1,162
Current portion long-term debt, including securitization bonds and finance leases	2,142	1,124
Derivative liabilities	177	342
Regulatory liabilities	71	34
Operating lease liabilities	17	13
Other	452	544
	5,883	5,173
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	15,819	15,807
Securitization bonds	705	172
Junior subordinated debentures	883	883
Finance lease obligations	13	11
	17,420	16,873
Other Liabilities
Deferred income taxes	2,649	2,394
Regulatory liabilities	2,603	2,673
Asset retirement obligations	3,556	3,460
Unamortized investment tax credit	181	182
Derivative liabilities	132	315
Accrued pension liability	350	378
Accrued postretirement liability	301	287
Nuclear decommissioning	320	282
Operating lease liabilities	108	68
Other	197	197
	10,397	10,236
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 206,357,070 and 205,632,393 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	6,713	6,651
Retained earnings	4,404	3,808
Accumulated other comprehensive loss	(67)	(62)
Total DTE Energy Company Equity	11,050	10,397
Noncontrolling interests	5	4
Total Equity	11,055	10,401
Total Liabilities and Equity	$44,755	$42,683
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating Activities
Net Income	$1,397	$1,083	$903
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,606	1,468	1,459
Nuclear fuel amortization	59	42	58
Allowance for equity funds used during construction	(42)	(29)	(27)
Deferred income taxes	181	44	(32)
Equity (earnings) losses of equity method investees	(3)	14	(97)
Dividends from equity method investees	3	4	79
Loss on extinguishment of debt	—	—	393
Asset (gains) losses and impairments, net	16	(5)	50
Changes in assets and liabilities:
Accounts receivable, net	398	(352)	(146)
Inventories	(110)	(98)	(153)
Prepaid postretirement benefit costs	(62)	107	(117)
Accounts payable	(306)	109	308
Accrued pension liability	(28)	39	(458)
Accrued postretirement liability	14	(71)	(49)
Derivative assets and liabilities	(321)	65	187
Regulatory assets and liabilities	594	(766)	862
Other current and noncurrent assets and liabilities	(176)	323	(153)
Net cash from operating activities	3,220	1,977	3,067

Investing Activities
Plant and equipment expenditures — utility	(3,872)	(3,311)	(3,633)
Plant and equipment expenditures — non-utility	(62)	(67)	(139)
Proceeds from sale of assets	3	24	3
Proceeds from sale of nuclear decommissioning trust fund assets	681	879	1,047
Investment in nuclear decommissioning trust funds	(678)	(878)	(1,046)
Distributions from equity method investees	25	16	18
Contributions to equity method investees	(27)	(13)	(8)
Notes receivable	(86)	(30)	(74)
Other	(79)	(51)	(31)
Net cash used for investing activities	(4,095)	(3,431)	(3,863)

DTE Energy Company
Consolidated Statements of Cash Flows — (Continued)

Financing Activities
Issuance of long-term debt, net of discount and issuance costs	3,167	2,171	4,457
Redemption of long-term debt	(1,616)	(1,587)	(3,522)
Short-term borrowings, net	121	404	720
Issuance of common stock	—	1,300	—
Repurchase of common stock	—	(55)	(66)
Dividends paid on common stock	(752)	(685)	(791)
Contributions from noncontrolling interests	2	3	44
Distributions to noncontrolling interests	(1)	(7)	(45)
Prepayment costs for extinguishment of long-term debt	—	—	(361)
Transfer of cash to DT Midstream at separation	—	—	(37)
Other	(38)	(82)	(84)
Net cash from financing activities	883	1,462	315
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	8	8	(481)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	43	35	516
Cash, Cash Equivalents, and Restricted Cash at End of Period	$51	$43	$35

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$751	$638	$671
Income taxes	$(5)	$(3)	$(3)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$490	$435	$353
Separation of DT Midstream net assets, excluding cash transferred	$—	$—	$3,973
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	193,771	$5,406	$7,156	$(137)	$164	$12,589
Net Income (Loss)	—	—	907	—	(4)	903
Dividends declared on common stock ($3.88 per Common Share)	—	—	(752)	—	—	(752)
Repurchase of common stock	(529)	(66)	—	—	—	(66)
Other comprehensive income, net of tax	—	—	—	15	—	15
Stock-based compensation, net distributions to noncontrolling interests, and other	506	39	(4)	—	(1)	34
Separation of DT Midstream	—	—	(3869)	10	(151)	(4,010)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	1,083	—	—	1,083
Dividends declared on common stock ($3.61 per Common Share)	—	—	(710)	—	—	(710)
Issuance of common stock	11,887	1,300	—	—	—	1,300
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Other comprehensive income, net of tax	—	—	—	50	—	50
Stock-based compensation, net distributions to noncontrolling interests, and other	462	27	(3)	—	(4)	20
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	1,397	—	—	1,397
Dividends declared on common stock ($3.88 per Common Share)	—	—	(800)	—	—	(800)
Issuance of common stock	318	35	—	—	—	35
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)
Stock-based compensation, net contributions from noncontrolling interests, and other	407	27	(1)	—	1	27
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2023, DTE Electric's internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $6,453 million of regulatory assets and $1,759 million of regulatory liabilities as of December 31, 2023. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

The principal considerations for our determination that performing procedures relating to accounting for the effects of new, or changes to existing, regulatory matters is a critical audit matter are (i) the significant judgment by management in assessing the potential outcomes and related accounting impacts associated with new, or changes to existing, regulatory matters and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the appropriateness of management’s assessment and audit evidence related to the assessment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment and implementation of new regulatory matters or changes to existing regulatory matters. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations; (ii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate orders and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2024
We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating Revenues — Utility operations	$5,804	$6,397	$5,809

Operating Expenses
Fuel and purchased power — utility	1,492	1,990	1,541
Operation and maintenance	1,421	1,538	1,569
Depreciation and amortization	1,326	1,204	1,109
Taxes other than income	338	338	320
Asset (gains) losses and impairments, net	26	8	1
	4,603	5,078	4,540
Operating Income	1,201	1,319	1,269

Other (Income) and Deductions
Interest expense	429	370	335
Interest income	(20)	(8)	—
Non-operating retirement benefits, net	(4)	(3)	(2)
Other income	(87)	(65)	(71)
Other expenses	33	44	37
	351	338	299
Income Before Income Taxes	850	981	970

Income Tax Expense	78	26	104

Net Income	$772	$955	$866
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net Income	$772	$955	$866
Other comprehensive income	—	—	—
Comprehensive Income	$772	$955	$866
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2023	2022
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$15	$15
Restricted cash	17	9
Accounts receivable (less allowance for doubtful accounts of $41 and $49, respectively)
Customer	764	727
Affiliates	12	8
Other	55	75
Inventories
Fuel	191	167
Materials and supplies	409	331
Regulatory assets	99	421
Other	114	98
	1,676	1,851
Investments
Nuclear decommissioning trust funds	2,041	1,825
Other	53	44
	2,094	1,869
Property
Property, plant, and equipment	27,936	30,591
Accumulated depreciation and amortization	(6,570)	(8,095)
	21,366	22,496
Other Assets
Regulatory assets	5,596	3,219
Securitized regulatory assets	758	206
Prepaid postretirement costs — affiliates	378	345
Operating lease right-of-use assets	101	56
Other	216	194
	7,049	4,020
Total Assets	$32,185	$30,236
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2023	2022
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$58	$71
Other	696	637
Accrued interest	113	105
Current portion long-term debt, including securitization bonds and finance leases	166	248
Regulatory liabilities	49	33
Short-term borrowings
Affiliates	—	27
Other	385	568
Operating lease liabilities	15	9
Other	169	204
	1,651	1,902
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,174	9,282
Securitization bonds	705	172
Finance lease liabilities	4	1
	10,883	9,455
Other Liabilities
Deferred income taxes	3,109	2,946
Regulatory liabilities	1,710	1,778
Asset retirement obligations	3,326	3,221
Unamortized investment tax credit	181	182
Nuclear decommissioning	320	282
Accrued pension liability — affiliates	334	387
Accrued postretirement liability — affiliates	290	275
Operating lease liabilities	81	39
Other	76	74
	9,427	9,184
Commitments and Contingencies (Notes 9 and 18)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,361	6,602
Retained earnings	2,863	3,093
Total Shareholder's Equity	10,224	9,695
Total Liabilities and Shareholder's Equity	$32,185	$30,236
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating Activities	(In millions)
Net Income	$772	$955	$866
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,326	1,204	1,109
Nuclear fuel amortization	59	42	58
Allowance for equity funds used during construction	(40)	(26)	(25)
Deferred income taxes	82	25	122
Asset (gains) losses and impairments, net	26	8	1
Changes in assets and liabilities:
Accounts receivable, net	(14)	(40)	68
Inventories	(99)	(26)	(11)
Prepaid postretirement benefit costs — affiliates	(33)	57	(67)
Accounts payable	(9)	23	65
Accrued pension liability — affiliates	(53)	(18)	(326)
Accrued postretirement liability — affiliates	15	(65)	(44)
Regulatory assets and liabilities	461	(653)	716
Other current and noncurrent assets and liabilities	(218)	204	(216)
Net cash from operating activities	2,275	1,690	2,316
Investing Activities
Plant and equipment expenditures	(3,089)	(2,626)	(3,017)
Proceeds from sale of nuclear decommissioning trust fund assets	681	879	1,047
Investment in nuclear decommissioning trust funds	(678)	(878)	(1,046)
Notes receivable and other	(47)	(40)	(31)
Net cash used for investing activities	(3,133)	(2,665)	(3,047)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,881	1,118	985
Redemption of long-term debt	(541)	(337)	(321)
Capital contribution by parent company	759	600	555
Short-term borrowings, net — affiliates	(27)	(26)	(48)
Short-term borrowings, net — other	(183)	415	153
Dividends paid on common stock	(1,002)	(763)	(588)
Other	(21)	(17)	(12)
Net cash from financing activities	866	990	724
Net Increase (Decrease) in Cash and Cash Equivalents	8	15	(7)
Cash and Cash Equivalents at Beginning of Period	24	9	16
Cash and Cash Equivalents at End of Period	$32	$24	$9

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$409	$350	$321
Income taxes	$15	$(33)	$5
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$403	$335	$286
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2020	138,632	$1,386	$4,061	$2,623	$8,070
Net Income	—	—	—	866	866
Dividends declared on common stock	—	—	—	(588)	(588)
Capital contribution by parent company	—	—	555	—	555
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	955	955
Dividends declared on common stock	—	—	—	(763)	(763)
Capital contribution by parent company	—	—	600	—	600
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	772	772
Dividends declared on common stock	—	—	—	(1,002)	(1,002)
Capital contribution by parent company	—	—	759	—	759
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2023, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2023, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
During 2022, DTE Electric financed regulatory assets for previously deferred costs related to the River Rouge generation plant and tree trimming surge program through the sale of bonds by a wholly-owned special purpose entity, DTE Securitization I. During 2023, DTE Electric similarly financed regulatory assets for previously deferred costs related to the Trenton Channel and St. Clair generation plants through the sale of bonds by a wholly-owned special purpose entity, DTE Securitization II. DTE Securitization I and DTE Securitization II (collectively "the DTE Securitization entities") are VIEs. DTE Electric has the power to direct the most significant activities of the DTE Securitization entities, including performing servicing activities such as billing and collecting surcharge revenue. Accordingly, DTE Electric is the primary beneficiary and the DTE Securitization entities are consolidated by the Registrants. Securitization bond holders have no recourse to the Registrants' assets, except for those held by the DTE Securitization entities. Surcharges collected by DTE Electric to pay for bond servicing and other qualified costs reflect securitization property solely owned by the DTE Securitization entities. These surcharges are remitted to a trustee and are not available to other creditors of the Registrants.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, and future funding commitments.
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2023 and 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
During 2023, a consolidated VIE of DTE Vantage entered into a contract that restricts certain assets of the VIE to be used only to settle the VIE's obligations. As a result, the assets and liabilities of the VIE, which primarily include receivables and payables recognized in 2023, no longer meet the exclusion criteria above. Accordingly, these assets and liabilities have been added to the DTE Energy amounts in the table below.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Amounts for the Registrants' consolidated VIEs are as follows:

	December 31,
	2023		2022
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$7	$—	$14	$—
Restricted cash	25	17	9	9
Accounts receivable	85	6	6	3
Securitized regulatory assets	758	758	206	206
Notes receivable	183	—	81	—
Other current and long-term assets	4	1	8	—
	$1,062	$782	$324	$218

LIABILITIES
Accounts payable	$59	$—	$3	$—
Short-term borrowings	—	—	81	—
Securitization bonds(a)	769	769	211	211
Other current and long-term liabilities	26	14	11	9
	$854	$783	$306	$220
_______________________________________
(a)Includes $64 million and $39 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended December 31, 2023 and December 31, 2022, respectively.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2023	2022
	(In millions)
Investments in equity method investees	$112	$137
Notes receivable	$15	$15
Future funding commitments	$1	$2
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above.
At December 31, 2023 and 2022, DTE Energy's Investments in equity method investees were $166 million and $165 million, respectively. The balances are primarily comprised of investments in the DTE Vantage and Corporate and Other segments, of which no investment is individually significant. DTE Vantage investments include projects that deliver energy and utility-type products and services to industrial customers, sell electricity and gas from renewable energy projects, and produce and sell metallurgical coke. Corporate and Other holds various ownership interests in limited partnerships that include investment funds supporting regional development and economic growth. For further information by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
At December 31, 2023 and 2022, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $101 million and $99 million, respectively. The difference is being amortized over the life of the underlying assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and certain investment income, primarily from trading securities held in DTE Energy's rabbi trust. For 2021, the DTE Vantage segment also recognized Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors.
The following is a summary of DTE Energy's Other income:

	2023	2022	2021
	(In millions)
Allowance for equity funds used during construction	$42	$29	$27
Contract services	26	28	27
Investment income(a)	17	3	14
Equity earnings (losses) of equity method investees	3	(14)	38
Income from REF entities	—	—	141
Other	14	12	7
	$102	$58	$254
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	2023	2022	2021
	(In millions)
Allowance for equity funds used during construction	$40	$26	$25
Contract services	25	27	27
Investment income(a)	11	3	10
Other	11	9	9
	$87	$65	$71
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
Derivatives
Energy Trading classifies derivative transactions as revenue or expense based on the intent of the transaction (buy or sell). Revenues are recorded on a gross or net basis within the income statement depending upon whether it represents a non-trading activity or trading activity, respectively. Cash flows associated with derivative instruments, including related gains and losses, are presented as Operating Activities within the Registrants' Consolidated Statements of Cash Flows. For additional information, refer to Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the years ended December 31, 2023 and 2022, reclassifications out of Accumulated other comprehensive income (loss) were not material.
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2023 and 2022:

	Net Unrealized Gain (Loss) on Derivatives	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2021	$(11)	$(101)	$—	$(112)
Other comprehensive income before reclassifications	5	—	—	5
Amounts reclassified from Accumulated other comprehensive loss	2	43	—	45
Net current period Other comprehensive income	7	43	—	50
Balance, December 31, 2022	$(4)	$(58)	$—	$(62)
Other comprehensive income (loss) before reclassifications	(14)	3	2	(9)
Amounts reclassified from Accumulated other comprehensive loss	1	3	—	4
Net current period Other comprehensive income (loss)	(13)	6	2	(5)
Balance, December 31, 2023	$(17)	$(52)	$2	$(67)
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash includes funds held in separate bank accounts and principally consists of amounts at DTE Securitization I and DTE Securitization II to pay for debt service and other qualified costs. Restricted cash also consists of funds held to satisfy contractual obligations related to a large construction project at DTE Vantage. Restricted cash designated for payments within one year is classified as a Current Asset.
Financing Receivables
Financing receivables are primarily composed of trade receivables, notes receivable, and unbilled revenue. The Registrants' financing receivables are stated at net realizable value.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy had unbilled revenues of $882 million and $1.2 billion at December 31, 2023 and 2022, respectively, including $311 million and $290 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2023.

	DTE Energy				DTE Electric
	Year of origination
	2023	2022	2021 and prior	Total	2023 and prior
	(In millions)
Notes receivable
Internal grade 1	$19	$—	$4	$23	$18
Internal grade 2	23	112	17	152	1
Total notes receivable(a)	$42	$112	$21	$175	$19

Net investment in leases
Internal grade 1	$—	$—	$37	$37	$—
Internal grade 2	—	66	184	250	—
Total net investment in leases(a)	$—	$66	$221	$287	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Balance at December 31, 2020	$101	$3	$104	$57
Current period provision	53	1	54	36
Write-offs charged against allowance	(126)	(1)	(127)	(77)
Recoveries of amounts previously written off	61	—	61	38
Balance at December 31, 2021	$89	$3	$92	$54
Current period provision	49	—	49	33
Write-offs charged against allowance	(105)	(2)	(107)	(66)
Recoveries of amounts previously written off	45	—	45	28
Balance at December 31, 2022	$78	$1	$79	$49
Current period provision	52	—	52	36
Write-offs charged against allowance	(112)	—	(112)	(72)
Recoveries of amounts previously written off	44	—	44	28
Balance at December 31, 2023	$62	$1	$63	$41
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
DTE Energy	$55	$55	$55
DTE Electric	$38	$35	$36
There are no material amounts of past due financing receivables for the Registrants as of December 31, 2023.
Inventories
Inventory related to utility and non-utility operations is valued at the lower of cost or net realizable value, where cost is generally valued using average cost. Inventory primarily includes fuel, gas, materials, and supplies. Other inventories include RECs, emission allowances, and other environmental products in the Energy Trading segment.
DTE Gas' natural gas inventory of $73 million and $44 million as of December 31, 2023 and 2022, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $50 million and $152 million at December 31, 2023 and 2022, respectively.

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
Goodwill
DTE Energy has goodwill resulting from business combinations. For each reporting unit with goodwill, DTE Energy performs an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. For the years ended December 31, 2023 and 2022, there were no impairments resulting from these tests and there were no other changes in the carrying amount of goodwill.
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2023			December 31, 2022
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Contract intangibles	12 to 26 years	$246	$(103)	$143	$246	$(88)	$158

Carbon offsets		10	—	10	6	—	6
Renewable energy credits		2	—	2	2	—	2
Other		1	—	1	—	—	—
Intangible assets not subject to amortization(a)		13	—	13	8	—	8

DTE Energy Long-term intangible assets		$259	$(103)	$156	$254	$(88)	$166
______________________________________
(a)Amounts are charged to expense, using average cost, as they are consumed in the operation of the business. DTE Electric intangible assets include the Renewable energy credits above, which are included in Other Assets — Other on the DTE Electric Consolidated Statements of Financial Position.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table summarizes DTE Energy's estimated contract intangible amortization expense expected to be recognized during each year through 2028:

	2024	2025	2026	2027	2028
	(In millions)
Estimated amortization expense	$16	$16	$14	$14	$14
DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $15 million in 2023 and $16 million in 2022 and 2021.
Cloud Computing Arrangements
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
The following balances for cloud computing costs relate to DTE Energy:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Amortization expense of capitalized cloud computing costs	$10	$4	$1
Gross value of capitalized cloud computing costs	$56	$42
Accumulated amortization of capitalized cloud computing costs	$15	$5
The following balances for cloud computing costs relate to DTE Electric:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Amortization expense of capitalized cloud computing costs	$8	$3	$1
Gross value of capitalized cloud computing costs	$44	$33
Accumulated amortization of capitalized cloud computing costs	$12	$4
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
DTE Energy Foundation
DTE Energy made a charitable contribution to the DTE Energy Foundation of $25 million for the year ended December 31, 2021. There were no contributions for the years ended December 31, 2023 and 2022. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
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
Recently Issued Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require disclosure of incremental segment information and the title and position of the chief operating decision maker ("CODM"). Registrants will be required to disclose significant segment expenses that are regularly provided to the CODM, as well as additional information on segment profit and loss measures and how such information is used by the CODM to assess segment performance and allocate resources. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Registrants will apply the guidance upon the effective date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The ASU is effective for the Registrants for annual periods beginning after December 15, 2024. The guidance shall be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Registrants will apply the guidance upon the effective date.

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

Year Ended December 31,
2021

Operating Revenues — Non-utility operations	$405

Operating Expenses
Cost of gas and other — non-utility	15
Operation and maintenance(a)	123
Depreciation and amortization	82
Taxes other than income	13
Asset (gains) losses and impairments, net	17
250
Operating Income	155

Other (Income) and Deductions
Interest expense	50
Interest income	(4)
Other income	(62)
(16)
Income from Discontinued Operations Before Income Taxes	171

Income Tax Expense	54

Net Income from Discontinued Operations, Net of Taxes	117

Less: Net Income Attributable to Noncontrolling Interests	6

Net Income from Discontinued Operations	$111
_______________________________________
(a)Includes separation transaction costs of $59 million for various legal, accounting and other professional services fees.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table is a summary of significant non-cash items, capital expenditures, and significant financing activities of discontinued operations included in DTE Energy's Consolidated Statements of Cash Flows:

Year Ended December 31,
2021
(In millions)
Operating Activities
Depreciation and amortization	$82
Deferred income taxes	53
Equity earnings of equity method investees	(59)
Asset (gains) losses and impairments, net	19
Investing Activities
Plant and equipment expenditures — non-utility	(60)

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
For discussion of derivative contracts, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	2023	2022	2021
	(In millions)
Electric(a)
Residential	$2,847	$2,911	$2,926
Commercial	2,114	1,958	1,908
Industrial	732	659	628
Other(b)	125	884	359
Total Electric operating revenues	$5,818	$6,412	$5,821

Gas
Gas sales	$1,324	$1,442	$1,058
End User Transportation	250	264	233
Intermediate Transportation	85	81	82
Other(b)	89	137	180
Total Gas operating revenues	$1,748	$1,924	$1,553

Other segment operating revenues
DTE Vantage	$809	$848	$1,482
Energy Trading	$4,612	$10,308	$6,831
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $14 million, $15 million, and $12 million of Other revenues related to DTE Sustainable Generation for the years ended December 31, 2023, 2022, and 2021, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	2023	2022	2021
	(In millions)
Electric — Alternative Revenue Programs	$36	$35	$36
Electric — Other revenues	$22	$19	$19
Gas — Alternative Revenue Programs	$16	$9	$10
Gas — Other revenues	$8	$7	$6
DTE Vantage — Leases	$59	$82	$103
Energy Trading — Derivatives	$3,436	$8,489	$5,603
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
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	2023	2022
	(In millions)
Beginning Balance, January 1	$94	$78
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	103	91
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(91)	(75)
Ending Balance, December 31	$106	$94
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2024	$103
2025	1
2026	1
2027	1
2028	—
2029 and thereafter	—
$106
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2024	$245	$7
2025	191	—
2026	109	—
2027	76	—
2028	58	—
2029 and thereafter	320	1
	$999	$8

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2023	2022
Property, plant, and equipment	(In millions)
DTE Electric
Zero carbon generation
Nuclear	$3,812	$3,684
Renewables	3,074	2,567
Fossil and other generation	4,157	8,789
Distribution	13,673	12,502
Other	3,220	3,049
Total DTE Electric	27,936	30,591
DTE Gas
Distribution	5,838	5,376
Storage	578	607
Transmission and other	1,613	1,534
Total DTE Gas	8,029	7,517
DTE Vantage	1,075	1,059
Other	234	179
Total DTE Energy	$37,274	$39,346
Accumulated depreciation and amortization
DTE Electric
Zero carbon generation
Nuclear	$(479)	$(428)
Renewables	(524)	(426)
Fossil and other generation	(1,393)	(3,352)
Distribution	(3,205)	(3,040)
Other	(969)	(849)
Total DTE Electric	(6,570)	(8,095)
DTE Gas
Distribution	(1,365)	(1,330)
Storage	(132)	(163)
Transmission and other	(493)	(461)
Total DTE Gas	(1,990)	(1,954)
DTE Vantage	(479)	(469)
Other	(66)	(61)
Total DTE Energy	$(9,105)	$(10,579)
Net DTE Energy Property, plant, and equipment	$28,169	$28,767
Net DTE Electric Property, plant, and equipment	$21,366	$22,496
AFUDC and Capitalized Interest
AFUDC represents the cost of financing construction projects for regulated businesses, including the estimated cost of debt and authorized return on equity. The debt component is recorded as a reduction to Interest expense and the equity component is recorded as Other income on the Registrants' Consolidated Statements of Operations. Non-regulated businesses record capitalized interest as a reduction to Interest expense.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The AFUDC and capitalized interest rates were as follows for the years ended December 31:

	2023	2022	2021
DTE Electric AFUDC	5.53%	5.46%	5.46%
DTE Gas AFUDC	5.41%	5.41%	5.55%
Non-regulated businesses capitalized interest	3.00%	3.00%	3.30%
The following is a summary of AFUDC and interest capitalized for the years ended December 31:

	2023	2022	2021
DTE Energy	(In millions)
Allowance for debt funds used during construction and interest capitalized	$20	$13	$12
Allowance for equity funds used during construction	42	29	27
Total	$62	$42	$39

	2023	2022	2021
DTE Electric	(In millions)
Allowance for debt funds used during construction	$15	$11	$11
Allowance for equity funds used during construction	40	26	25
Total	$55	$37	$36
Depreciation and Amortization
The composite depreciation rate for DTE Electric was approximately 4.4% in 2023 and 4.2% in 2022 and 2021. The composite depreciation rate for DTE Gas was 2.9% in 2023, 2022 and 2021. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2023 follows:

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
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2023	2022	2021
	(In millions)
Property, plant, and equipment	$1,239	$1,148	$1,095
Regulatory assets and liabilities	344	297	259
Intangible assets	15	16	16
Other	8	7	7
	$1,606	$1,468	$1,377

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2023	2022	2021
	(In millions)
Property, plant, and equipment	$1,029	$951	$890
Regulatory assets and liabilities	292	248	214
Other	5	5	5
	$1,326	$1,204	$1,109
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
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Amortization expense of capitalized software	$189	$159	$145
Gross carrying value of capitalized software	$940	$796
Accumulated amortization of capitalized software	$427	$406
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Amortization expense of capitalized software	$172	$146	$132
Gross carrying value of capitalized software	$849	$692
Accumulated amortization of capitalized software	$369	$343

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
DTE Electric's ownership information of the two utility plants as of December 31, 2023 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,290 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$2,000	$652
Accumulated depreciation (in millions)	$1,091	$149

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
Changes to Asset retirement obligations for 2023, 2022, and 2021 were as follows:

	2023	2022	2021
DTE Energy	(In millions)
Asset retirement obligations at January 1	$3,460	$3,162	$2,829
Accretion	198	184	167
Liabilities incurred	7	24	28
Liabilities settled	(96)	(7)	(30)
Revision in estimated cash flows	(13)	97	168
Asset retirement obligations at December 31	$3,556	$3,460	$3,162

	2023	2022	2021
DTE Electric	(In millions)
Asset retirement obligations at January 1	$3,221	$2,932	$2,607
Accretion	185	172	155
Liabilities incurred	4	22	29
Liabilities settled	(81)	(2)	(27)
Revision in estimated cash flows	(3)	97	168
Asset retirement obligations at December 31	$3,326	$3,221	$2,932

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Approximately $2.7 billion of the Asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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

NOTE 9 — REGULATORY MATTERS
Regulation
DTE Electric and DTE Gas are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting, and operating-related matters. The MPSC has authorized a return on equity of 9.9% for both DTE Electric and DTE Gas, subject to changes from any pending or future rate case filings. DTE Electric is also regulated by the FERC with respect to financing authorization, wholesale electric market activities, certain affiliate transactions, the acquisition and disposition of certain generation and other facilities, and, in conjunction with the NERC, compliance with mandatory reliability standards. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2023	2022	2023	2022
Assets	(In millions)
Recoverable undepreciated costs on retiring plants	$2,736	$594	$2,736	$594
Recoverable pension and other postretirement costs
Pension	1,421	1,362	1,045	997
Other postretirement costs	163	172	67	60
Fermi 2 asset retirement obligation	952	972	952	972
Removal costs asset	223	19	223	19
Enhanced tree trimming program deferred costs	157	90	157	90
Recoverable Michigan income taxes	133	148	110	121
Energy Waste Reduction incentive	90	88	72	71
Recoverable income taxes related to AFUDC equity	89	76	80	68
Accrued PSCR/GCR revenue	55	450	55	421
Deferred environmental costs	46	46	—	—
Unamortized loss on reacquired debt	41	45	31	34
Customer360 deferred costs	38	42	38	42
Advanced distribution management system costs	18	14	18	14
Deferred pension costs	16	63	10	41
Nuclear performance evaluation and review committee tracker	6	26	6	26
Other	133	129	95	70
	6,317	4,336	5,695	3,640
Less amount included in Current Assets	(108)	(450)	(99)	(421)
	$6,209	$3,886	$5,596	$3,219

Securitized regulatory assets	$758	$206	$758	$206

	DTE Energy		DTE Electric
	2023	2022	2023	2022
Liabilities	(In millions)
Refundable federal income taxes	$1,823	$1,908	$1,463	$1,534
Removal costs liability	342	371	—	—
Negative other postretirement offset	210	191	142	128
Non-service pension and other postretirement costs	199	154	84	73
Accrued GCR refund	21	—	—	—
Renewable energy	7	21	7	21
Other	72	62	63	55
	2,674	2,707	1,759	1,811
Less amount included in Current Liabilities	(71)	(34)	(49)	(33)
	$2,603	$2,673	$1,710	$1,778
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
ASSETS
•Recoverable undepreciated costs on retiring plants — Current year balance reflects undepreciated costs at the Belle River and Monroe power plants that will be retired in future periods. These costs were approved for recovery as a result of DTE Electric's Integrated Resource Plan settlement agreement in 2023. Refer to the "Integrated Resource Plan" section below for additional details. The prior year balance reflects the undepreciated costs of the St. Clair and Trenton Channel power plants, which were approved for securitization and recovery by the MPSC and reclassified to 'Securitized regulatory assets' in 2023. Refer to the "2023 Securitization Filing" section below for additional information.
•Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as Regulatory assets since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for additional information regarding the changes in pension and other postretirement costs for the period and the impact on Regulatory assets.(a)
•Fermi 2 asset retirement obligation — Obligation for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)
•Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.(a)
•Enhanced tree trimming program deferred costs — The MPSC approved the deferral of costs for a tree trimming surge through 2025, aimed at reducing the number and duration of customer interruptions.
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
•Advanced distribution management system — Program comprised of new hardware and software designed to improve the monitoring and safe operation of the electrical system, including emergency response. The program includes various upgrades for which costs are being separately deferred and amortized over respective 15-year periods, with recovery through base filings.
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
•Securitized regulatory assets — Costs approved for securitization and recovery by the MPSC. For both periods presented, amounts include the undepreciated cost of the River Rouge power plant and tree trim surge costs. Securitization bond surcharges began in 2022 to recover the tree trimming costs over a period not to exceed 5 years and River Rouge costs over a period not to exceed 14 years. For the current year, amounts also include the undepreciated costs of the St. Clair and Trenton Channel power plants. Securitization bond surcharges began in 2023 to recover costs over a period not to exceed 15 years. Refer to the "2023 Securitization Filing" section below for additional information.
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
•Negative other postretirement offset — DTE Electric and DTE Gas' negative other postretirement costs have historically not been included as a reduction to their authorized rates; therefore, DTE Electric and DTE Gas have accrued a Regulatory liability to eliminate the impact on earnings of the negative other postretirement expense accrual. The Regulatory liabilities may reverse to the extent DTE Electric and DTE Gas' other postretirement expense is positive in future years. As a result of the MPSC order in December 2023, DTE Electric may continue to defer negative expense for 2023 and future periods; however, the Regulatory liability as of December 31, 2022 will begin to be amortized over a 7-year period. Refer to the "2023 Electric Rate Case Filing" section below for additional information.
•Non-service pension and other postretirement costs — Upon adoption of ASU 2017-07 on January 1, 2018, certain non-service pension and other postretirement cost activity is no longer credited to Property, plant, and equipment. Such costs may be recorded to Regulatory liabilities for ratemaking purposes and refunded through credits to amortization expense based on the composite depreciation rate for plant-in-service.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
•Accrued GCR refund — Liability for the temporary over-recovery of and a return on gas costs primarily incurred by DTE Gas which are recoverable through the GCR mechanism.
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
2023 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 10, 2023 requesting an increase in base rates of $622 million based on a projected twelve-month period ending November 30, 2024, and an increase in return on equity from 9.9% to 10.25%. The requested increase in base rates was primarily due to increased investments in plant involving generation and the electric distribution system, as well as related increases to depreciation and property tax expenses, in order to support DTE Energy's goals to reduce carbon emissions and improve power reliability. The requested increase in base rates was also due to a projected sales decline from the level included in current rates and inflationary impacts on operating and interest costs.
On December 1, 2023, the MPSC issued an order approving an annual revenue increase of $368 million for services rendered on or after December 15, 2023 and a return on equity of 9.9%. The order also approved an Infrastructure Recovery Mechanism (IRM) surcharge to recover the cost of distribution investments incremental to those requested in base rates. The surcharge will be applied for a two-year period resulting in anticipated annual revenue increases of approximately $4 million and $25 million for the years ending December 31, 2024 and 2025, respectively.
Further, the MPSC order approved the continued deferral of negative other post-employment benefit (OPEB) expense as a regulatory liability for 2023 and future periods. As of December 31, 2022, DTE Electric had a Regulatory liability of $128 million for such OPEB deferrals, reflected as "Negative other postretirement offset" in the table of Regulatory assets and liabilities above. The MPSC order requires DTE Electric to amortize this balance over a 7-year period beginning December 15, 2023, which will reduce annual Operation and maintenance expense by approximately $18 million for each future period.
The MPSC order also disallowed $25 million of capital expenditures previously recorded, primarily related to various IT projects. The disallowance was included in Asset (gains) losses and impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2023.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
On November 1, 2023, DTE Electric closed on the issuance of Securitization bonds of $602 million, including two separate tranches of $301 million. Refer to Note 14 to the Consolidated Financial Statements, "Long-Term Debt," for additional information regarding the terms of the bonds and use of proceeds. Upon closing the transaction, DTE Electric recognized Securitized regulatory assets of $594 million, which were reclassified from existing Regulatory assets for the net book value of the St. Clair and Trenton Channel plants. Debt service costs for the first tranche will be recovered over a period not to exceed 10 years and costs for the second tranche will be recovered over a period not to exceed 15 years.
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
For the remaining net book value of Monroe plant assets, approximately $1.6 billion will be recovered through a regulatory asset with a return on equity of 9.0% and will be amortized over a 15-year period. Amortization will begin upon the issuance of an order in DTE Electric's next rate case. Until then, amounts will continue to be depreciated.
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
2024 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on January 8, 2024 requesting an increase in base rates of $266 million based on a projected twelve-month period ending September 30, 2025, and an increase in return on equity from 9.9% to 10.25%. The request reflects a net increase to customer rates of only $160 million, as an existing IRM surcharge of $106 million would be rolled into the new base rates. The requested increase is primarily due to increased investments in plant related to system reliability and pipeline safety and inflationary impacts on operating costs, partially offset by higher sales. A final MPSC order in this case is expected in November 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $7 million at December 31, 2023, primarily related to federal taxes, and $1 million at December 31, 2022, primarily related to state taxes. Income tax receivables with DTE Energy are included in Accounts Receivable - Affiliates on the DTE Electric Consolidated Statements of Financial Position. .
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2023	2022	2021
DTE Energy	(In millions)
Income Before Income Taxes	$1,566	$1,112	$656
Income tax expense at 21% statutory rate	$329	$234	$138
Production tax credits	(91)	(91)	(138)
TCJA regulatory liability amortization	(63)	(155)	(103)
Investment tax credits	(44)	(1)	(3)
Enactment of state income tax legislation, net of federal benefit	(1)	—	8
State deferred tax remeasurement due to separation of DT Midstream, net of federal benefit	—	—	(85)
Valuation allowance on charitable contribution carryforwards	—	9	18
State and local income taxes, excluding items above, net of federal benefit	59	42	30
Other, net	(20)	(9)	5
Income Tax Expense (Benefit)	$169	$29	$(130)
Effective income tax rate	10.8%	2.6%	(19.9)%

	2023	2022	2021
DTE Electric	(In millions)
Income Before Income Taxes	$850	$981	$970
Income tax expense at 21% statutory rate	$179	$206	$204
Production tax credits	(79)	(83)	(70)
TCJA regulatory liability amortization	(53)	(145)	(73)
State and local income taxes, excluding items above, net of federal benefit	45	56	54
Other, net	(14)	(8)	(11)
Income Tax Expense	$78	$26	$104
Effective income tax rate	9.2%	2.7%	10.7%
Components of the Registrants' Income Tax Expense were as follows:

	2023	2022	2021
DTE Energy	(In millions)
Current income tax benefit
Federal	$(10)	$(13)	$(33)
State and other income tax	(2)	(2)	(12)
Total current income taxes	(12)	(15)	(45)
Deferred income tax expense (benefit)
Federal	103	(13)	(42)
State and other income tax	78	57	(43)
Total deferred income taxes	181	44	(85)
	$169	$29	$(130)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2023	2022	2021
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$1	$1	$(11)
State and other income tax	(5)	—	(7)
Total current income taxes	(4)	1	(18)
Deferred income tax expense (benefit)
Federal	19	(46)	47
State and other income tax	63	71	75
Total deferred income taxes	82	25	122
	$78	$26	$104
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrants' Consolidated Financial Statements.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2023	2022	2023	2022
	(In millions)
Property, plant, and equipment	$(3,423)	$(3,897)	$(2,693)	$(3,188)
Regulatory assets and liabilities	(1,158)	(493)	(1,314)	(589)
Tax credit carryforwards	1,519	1,378	572	487
Pension and benefits	77	111	69	103
Federal net operating loss carryforward	202	266	71	58
State and local net operating loss carryforwards	76	97	49	38
Investments in equity method investees	(33)	65	—	—
Other	130	137	137	145
	(2,610)	(2,336)	(3,109)	(2,946)
Less: Valuation allowance	(39)	(58)	—	—
Long-term deferred income tax liabilities	$(2,649)	$(2,394)	$(3,109)	$(2,946)

Deferred income tax assets	$2,415	$2,317	$1,202	$1,081
Deferred income tax liabilities	(5,064)	(4,711)	(4,311)	(4,027)
	$(2,649)	$(2,394)	$(3,109)	$(2,946)
Tax credit carryforwards for DTE Energy include $1.5 billion of general business credits that expire from 2032 through 2043. No valuation allowance is required for the tax credit carryforwards deferred tax asset.
DTE Energy has a pre-tax federal net operating loss carryforward of $964 million as of December 31, 2023 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carryforwards of $76 million and $97 million at December 31, 2023 and 2022, respectively. Most of the state and local net operating loss carryforwards expire from 2024 through 2042 with the remainder being carried forward indefinitely.
DTE Energy has recorded valuation allowances of $39 million and $58 million at December 31, 2023 and 2022, respectively, including $19 million and $31 million for the respective periods related to the state net operating loss carryforwards noted above. The remaining valuation allowances are related to charitable contribution carryforwards.
In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Tax credit carryforwards for DTE Electric include $572 million of general business credits that expire from 2036 through 2043. No valuation allowance is required for the tax credit carryforwards deferred tax asset.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Electric has a pre-tax federal net operating loss carryforward of $338 million as of December 31, 2023 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has $49 million and $38 million in state and local deferred tax assets related to net operating loss carryforwards at December 31, 2023 and 2022, respectively, which will expire from 2030 through 2042. No valuation allowance is required for the state and local net operating loss deferred tax assets.
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. DTE Energy's policy election is to follow the flow-through method of accounting for investment tax credits earned from its non-utility businesses and the deferral method of accounting for its regulated utilities due to different economic profiles of the various entities. The flow-through method used by the non-utility businesses recognizes investment tax credits in earnings when the related assets are placed in service. The investment tax credits generated by the regulated utilities are deferred and amortized to earnings over the average life of the related property.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2023	2022	2021
DTE Energy	(In millions)
Balance at January 1	$13	$10	$10
Additions for tax positions of prior years	2	5	—
Reductions for tax positions of prior years	(5)	(2)	—
Settlements	(10)	—	—
Balance at December 31	$—	$13	$10

	2023	2022	2021
DTE Electric	(In millions)
Balance at January 1	$13	$13	$13
Settlements	(13)	—	—
Balance at December 31	$—	$13	$13
During 2023, DTE Energy's unrecognized tax benefits decreased by $10 million as a result of an audit settlement related to state exposures and $5 million due to recognition of a federal tax claim. For DTE Electric, unrecognized tax benefits decreased by $13 million due to the audit settlement related to state exposures. Recognition of these tax benefits, net of any federal benefit, resulted in a reduction of $13 million and $10 million to Income Tax Expense on the respective DTE Energy and DTE Electric Consolidated Statements of Operations for the year ended December 31, 2023.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on the Consolidated Statements of Operations. DTE Energy recognized a nominal amount of interest expense related to income taxes in 2023, 2022, and 2021. DTE Electric recognized a nominal amount of interest expense in 2023 and $1 million in both 2022 and 2021.
Accrued interest pertaining to income taxes at December 31, 2022 was $5 million and $8 million for DTE Energy and DTE Electric, respectively. As a result of the state tax audit settlement noted above, there is no remaining accrued interest pertaining to income taxes as of December 31, 2023. DTE Energy and DTE Electric have not accrued any penalties pertaining to income taxes.
In 2023, DTE Energy, including DTE Electric, settled a federal tax audit for the 2021 tax year. DTE Energy's federal income tax returns for 2022 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Corporate Income Tax returns for the year 2019 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy's participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units and performance shares do not receive cash dividends; as such, these awards are not considered participating securities. For additional information regarding performance shares, see Note 21 to the Consolidated Financial Statements, "Stock-Based Compensation."
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2023	2022	2021
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$1,397	$1,083	$796
Less: Allocation of earnings to net restricted stock awards	3	3	2
	$1,394	$1,080	$794
Net Income Attributable to DTE Energy Company — discontinued operations	—	—	111
Net income available to common shareholders — basic	$1,394	$1,080	$905

Average number of common shares outstanding — basic	206	195	193

Income from continuing operations	$6.77	$5.53	$4.11
Income from discontinued operations	—	—	0.57
Basic Earnings per Common Share	$6.77	$5.53	$4.68

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company — continuing operations	$1,397	$1,083	$796
Less: Allocation of earnings to net restricted stock awards	3	3	2
	$1,394	$1,080	$794
Net Income Attributable to DTE Energy Company — discontinued operations	—	—	111
Net income available to common shareholders — diluted	$1,394	$1,080	$905

Average number of common shares outstanding — basic	206	195	193
Average performance share awards	—	1	1
Average number of common shares outstanding — diluted	206	196	194

Income from continuing operations	$6.76	$5.52	$4.10
Income from discontinued operations	—	—	0.57
Diluted Earnings per Common Share(a)	$6.76	$5.52	$4.67
_______________________________________
(a)Equity units excluded from the calculation of diluted EPS were approximately 11.5 million for the year ended December 31, 2021, as the dilutive stock price threshold was not met. These equity units were settled in November 2022 resulting in the issuance of common stock.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2023 and 2022. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	December 31, 2023						December 31, 2022
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$13	$—	$—	$—	$—	$13	$10	$—	$—	$—	$—	$10
Nuclear decommissioning trusts
Equity securities	776	—	—	145	—	921	701	—	—	138	—	839
Fixed income securities	127	371	—	92	—	590	115	359	—	89	—	563
Private equity and other	—	—	—	312	—	312	—	—	—	262	—	262
Hedge funds and similar investments	119	65	—	—	—	184	78	41	—	—	—	119
Cash equivalents	34	—	—	—	—	34	42	—	—	—	—	42
Other investments(d)
Equity securities	58	—	—	—	—	58	56	—	—	—	—	56
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	37	—	—	—	—	37	72	—	—	—	—	72
Derivative assets
Commodity contracts(e)
Natural gas	241	217	179	—	(416)	221	426	183	135	—	(649)	95
Electricity	—	258	163	—	(243)	178	—	720	243	—	(643)	320
Environmental & Other	—	131	8	—	(132)	7	—	201	12	—	(196)	17
Other contracts	—	—	—	—	—	—	—	2	—	—	(1)	1
Total derivative assets	241	606	350	—	(791)	406	426	1,106	390	—	(1,489)	433
Total	$1,412	$1,042	$350	$549	$(791)	$2,562	$1,507	$1,506	$390	$489	$(1,489)	$2,403
Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(291)	$(167)	$(157)	$—	$429	$(186)	$(297)	$(331)	$(390)	$—	$645	$(373)
Electricity	—	(272)	(116)	—	297	(91)	—	(659)	(276)	—	665	(270)
Environmental & Other	—	(148)	(2)	—	137	(13)	—	(213)	(1)	—	201	(13)
Other contracts	—	(19)	—	—	—	(19)	—	(2)	—	—	1	(1)
Total	$(291)	$(606)	$(275)	$—	$863	$(309)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,121	$436	$75	$549	$72	$2,253	$1,210	$301	$(277)	$489	$23	$1,746
Assets
Current	$215	$461	$247	$—	$(613)	$310	$360	$881	$286	$—	$(1,189)	$338
Noncurrent	1,197	581	103	549	(178)	2,252	1,147	625	104	489	(300)	2,065
Total Assets	$1,412	$1,042	$350	$549	$(791)	$2,562	$1,507	$1,506	$390	$489	$(1,489)	$2,403
Liabilities
Current	$(240)	$(462)	$(145)	$—	$670	$(177)	$(273)	$(876)	$(386)	$—	$1,193	$(342)
Noncurrent	(51)	(144)	(130)	—	193	(132)	(24)	(329)	(281)	—	319	(315)
Total Liabilities	$(291)	$(606)	$(275)	$—	$863	$(309)	$(297)	$(1,205)	$(667)	$—	$1,512	$(657)
Net Assets (Liabilities) at end of period	$1,121	$436	$75	$549	$72	$2,253	$1,210	$301	$(277)	$489	$23	$1,746
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $11 million and $10 million of cash equivalents recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at December 31, 2023 and December 31, 2022, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2023					December 31, 2022
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$11	$—	$—	$—	$11	$9	$—	$—	$—	$9
Nuclear decommissioning trusts
Equity securities	776	—	—	145	921	701	—	—	138	839
Fixed income securities	127	371	—	92	590	115	359	—	89	563
Private equity and other	—	—	—	312	312	—	—	—	262	262
Hedge funds and similar investments	119	65	—	—	184	78	41	—	—	119
Cash equivalents	34	—	—	—	34	42	—	—	—	42
Other investments
Equity securities	21	—	—	—	21	16	—	—	—	16
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	7	—	7	—	—	11	—	11
Total	$1,099	$436	$7	$549	$2,091	$972	$400	$11	$489	$1,872

Assets
Current	$11	$—	$7	$—	$18	$9	$—	$11	$—	$20
Noncurrent	1,088	436	—	549	2,073	963	400	—	489	1,852
Total Assets	$1,099	$436	$7	$549	$2,091	$972	$400	$11	$489	$1,872
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Cash equivalents of $11 million and $9 million are included in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at December 31, 2023 and December 31, 2022, respectively.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $157 million and $177 million as of December 31, 2023 and 2022, respectively.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(255)	$(33)	$11	$(277)	$(179)	$(45)	$9	$(215)
Transfers from Level 3 into Level 2	17	—	—	17	5	1	—	6
Total gains (losses)
Included in earnings(a)	182	198	(1)	379	(410)	97	2	(311)
Recorded in Regulatory liabilities	—	—	9	9	—	—	21	21
Purchases, issuances, and settlements:
Settlements	78	(118)	(13)	(53)	329	(86)	(21)	222
Net Assets (Liabilities) as of December 31	$22	$47	$6	$75	$(255)	$(33)	$11	$(277)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31(a)	$85	$151	$(122)	$114	$(215)	$50	$(111)	$(276)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$—	$—	$7	$7	$—	$—	$11	$11
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2023	2022
	(In millions)
Net Assets as of January 1	$11	$9
Total gains recorded in Regulatory liabilities	9	21
Purchases, issuances, and settlements:
Settlements	(13)	(19)
Net Assets as of December 31	$7	$11
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$7	$11
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the years ended December 31, 2023 and 2022.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$179	$(157)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.57)	—	$6.27	/MMBtu	$(0.08)	/MMBtu
Electricity	$163	$(116)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.49)	—	$15.47	/MWh	$(3.99)	/MWh

	December 31, 2022
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$135	$(390)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.91)	—	$39.94	/MMBtu	$0.18	/MMBtu
Electricity	$243	$(276)	Discounted Cash Flow	Forward basis price (per MWh)	$(29.41)	—	$15.00	/MWh	$(3.04)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$175	$—	$—	$181	$80	$—	$—	$82
Short-term borrowings	$1,283	$—	$1,283	$—	$1,162	$—	$1,162	$—
Notes payable(b)	$34	$—	$—	$34	$18	$—	$—	$18
Long-term debt(c)	$19,546	$807	$16,178	$1,202	$17,978	$710	$14,084	$1,199
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$19	$—	$—	$19	$17	$—	$—	$17
Short-term borrowings — affiliates	$—	$—	$—	$—	$27	$—	$—	$27
Short-term borrowings — other	$385	$—	$385	$—	$568	$—	$568	$—
Notes payable(b)	$33	$—	$—	$33	$17	$—	$—	$17
Long-term debt(c)	$11,043	$—	$9,999	$126	$9,696	$—	$8,289	$128
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2023	2022
	(In millions)
Fermi 2	$2,026	$1,807
Fermi 1	3	3
Low-level radioactive waste	12	15
	$2,041	$1,825

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Realized gains	$36	$71	$95
Realized losses	$(42)	$(53)	$(12)
Proceeds from sale of securities	$681	$879	$1,047
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2023			December 31, 2022
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$921	$459	$(11)	$839	$342	$(23)
Fixed income securities	590	8	(30)	563	1	(56)
Private equity and other	312	74	(8)	262	63	(5)
Hedge funds and similar investments	184	4	(9)	119	—	(18)
Cash equivalents	34	—	—	42	—	—
	$2,041	$545	$(58)	$1,825	$406	$(102)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2023
(In millions)
Due within one year	$12
Due after one through five years	118
Due after five through ten years	95
Due after ten years	273
$498
Fixed income securities held in nuclear decommissioning trust funds include $92 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At December 31, 2023 and 2022, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position were comprised primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2023 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$(16)	$1	$—
Foreign currency exchange contracts	—	(2)	—	(2)
Total derivatives designated as hedging instruments	$—	$(18)	$1	$(2)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$637	$(615)	$744	$(1,018)
Electricity	421	(388)	963	(935)
Environmental & Other	139	(150)	213	(214)
Foreign currency exchange contracts	—	(1)	1	—
Total derivatives not designated as hedging instruments	$1,197	$(1,154)	$1,921	$(2,167)

Current	$910	$(847)	$1,517	$(1,535)
Noncurrent	287	(325)	405	(634)
Total derivatives	$1,197	$(1,172)	$1,922	$(2,169)
The fair value of derivative instruments at DTE Electric was $7 million and $11 million at December 31, 2023 and 2022, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $3 million issued and outstanding at December 31, 2023 and $81 million at December 31, 2022, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $10 million and $82 million at December 31, 2023 and 2022, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2023	2022
	(In millions)
Cash collateral netted against Derivative assets	$—	$(90)
Cash collateral netted against Derivative liabilities	72	113
Cash collateral recorded in Accounts receivable(a)	57	77
Cash collateral recorded in Accounts payable(a)	(3)	(27)
Total net cash collateral posted (received)	$126	$73
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2023			December 31, 2022
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$637	$(416)	$221	$744	$(649)	$95
Electricity	421	(243)	178	963	(643)	320
Environmental & Other	139	(132)	7	213	(196)	17
Interest rate contracts	—	—	—	1	—	1
Foreign currency exchange contracts	—	—	—	1	(1)	—
Total derivative assets	$1,197	$(791)	$406	$1,922	$(1,489)	$433

Derivative liabilities
Commodity contracts
Natural gas	$(615)	$429	$(186)	$(1,018)	$645	$(373)
Electricity	(388)	297	(91)	(935)	665	(270)
Environmental & Other	(150)	137	(13)	(214)	201	(13)
Interest rate contracts	(16)	—	(16)	—	—	—
Foreign currency exchange contracts	(3)	—	(3)	(2)	1	(1)
Total derivative liabilities	$(1,172)	$863	$(309)	$(2,169)	$1,512	$(657)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2023				December 31, 2022
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$910	$287	$(847)	$(325)	$1,517	$405	$(1,535)	$(634)
Counterparty netting	(613)	(178)	613	178	(1,127)	(272)	1,127	272
Collateral adjustment	—	—	57	15	(62)	(28)	66	47
Total derivatives as reported	$297	$109	$(177)	$(132)	$328	$105	$(342)	$(315)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2023	2022	2021
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$153	$(235)	$(224)
Natural gas	Fuel, purchased power, gas, and other — non-utility	122	(108)	(89)
Electricity	Operating Revenues — Non-utility operations	105	221	169
Environmental & Other	Operating Revenues — Non-utility operations	5	13	(40)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	3	—
Total		$383	$(106)	$(184)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2023:

Commodity	Number of Units
Natural gas (MMBtu)	2,201,557,616
Electricity (MWh)	40,542,536
Oil (Gallons)	4,272,000
Foreign currency exchange ($ CAD)	127,326,648
FTR (MWh)	66,064
Renewable Energy Certificates (MWh)	10,242,908
Carbon emissions (Metric Ton)	746,400
Interest rate contracts ($ USD)	1,200,000,000
Treasury Lock ($ USD)	500,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2023, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $463 million.
As of December 31, 2023, DTE Energy had $967 million of derivatives in net liability positions, for which hard triggers exist. There is $42 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $772 million. The net remaining amount of $153 million is derived from the $463 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 14 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2023	2022
			(In millions)
Mortgage bonds, notes, and other
DTE Energy debt, unsecured	3.3%	2024 — 2030	$5,105	$5,105
DTE Electric debt, principally secured	3.8%	2024 — 2053	10,370	9,572
DTE Gas debt, principally secured	4.2%	2025 — 2052	2,545	2,325
			18,020	17,002
Unamortized debt discount			(26)	(26)
Unamortized debt issuance costs			(100)	(92)
Long-term debt due within one year			(2,075)	(1,077)
			$15,819	$15,807
Securitization bonds(b)
DTE Electric securitization bonds	5.3%	2027 — 2038	$777	$215
Unamortized debt issuance costs			(8)	(4)
Long-term debt due within one year			(64)	(39)
			$705	$172
Junior Subordinated Debentures
Subordinated debentures	4.8%	2077 — 2081	$910	$910
Unamortized debt issuance costs			(27)	(27)
			$883	$883
_______________________________________
(a)Weighted average interest rate as of December 31, 2023.
(b)Bonds are held by DTE Securitization I and DTE Securitization II, special purpose entities consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding these entities and restrictions related to the bonds.
DTE Electric's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2023	2022
			(In millions)
Mortgage bonds, notes, and other
Long-term debt, principally secured	3.8%	2024 — 2053	$10,370	$9,572
Unamortized debt discount			(23)	(22)
Unamortized debt issuance costs			(73)	(65)
Long-term debt due within one year			(100)	(203)
			$10,174	$9,282
Securitization bonds(b)
DTE Electric securitization bonds	5.3%	2027 — 2038	$777	$215
Unamortized debt issuance costs			(8)	(4)
Long-term debt due within one year			(64)	(39)
			$705	$172
_______________________________________
(a)Weighted average interest rate as of December 31, 2023.
(b)Bonds are held by DTE Securitization I and DTE Securitization II, special purpose entities consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding these entities and restrictions related to the bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Issuances
Refer to the table below for debt issued in 2023:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage bonds(a)	5.20%	2033	$600
DTE Electric	March	Mortgage bonds(a)	5.40%	2053	600
DTE Energy	March	Term loan facility draw(b)	Variable	2023	200
DTE Energy	May	Senior notes(c)	4.875%	2028	800
DTE Electric	June	Tax-exempt revenue bonds(d)	3.875%	2053	100
DTE Gas	October	Mortgage bonds(a)	5.57%	2030	150
DTE Gas	October	Mortgage bonds(a)	5.73%	2035	145
DTE Electric	November	Securitization bonds(e)	5.97%	2033(f)	301
DTE Electric	November	Securitization bonds(e)	6.09%	2038(g)	301
					$3,197
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
(e)Bonds were issued in alignment with Green Bond principles to support the closure and recovery of St. Clair and Trenton Channel generation plants and DTE Electric's transition to cleaner energy. Proceeds were used to reimburse DTE Electric for qualified costs incurred or the net book value of the St. Clair and Trenton Channel plants and other qualified costs. The securitization financing order from the MPSC required that the net proceeds be subsequently applied by DTE Electric to retire existing debt or equity. Accordingly, DTE Electric used net proceeds of $297 million towards the partial retirement of the 2013 Series B Mortgage bonds noted in the Debt Redemptions table below and issued a special dividend of $297 million to DTE Energy. Refer to Note 9 to the Consolidated Financial Statements, "Regulatory Matters," for additional information.
(f)Principal payments on the bonds will be made semi-annually beginning September 2024, with the final payment scheduled for March 2032.
(g)Principal payments on the bonds will be made semi-annually beginning March 2032, with the final payment scheduled for September 2037.
In June 2022, DTE Energy entered into a $1.125 billion unsecured term loan with a maturity date of December 2023. Any borrowings on the loan were determined to be long-term debt, as the term of the facility exceeded one year. Through the first quarter of 2023, DTE Energy had drawn $1.0 billion on the term loan, bearing interest at SOFR plus 0.90% per annum. These borrowings were repaid in May and June 2023, as noted in the debt redemptions table below. Unused term loan capacity of $125 million terminated in June 2023 per the terms of the credit agreement.
Debt Redemptions
Refer to the table below for debt redeemed in 2023:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Gas	April	Senior notes	6.44%	2023	$25
DTE Energy	May	Term loan facility	Variable	2023	800
DTE Electric	June	Securitization bonds	2.64%	2023	19
DTE Energy	June	Term loan facility	Variable	2023	200
DTE Electric	September	Mortgage bonds	4.31%	2023	102
DTE Electric	October	Senior notes	5.19%	2023	100
DTE Electric	December	Securitization bonds	2.64%	2023	20
DTE Gas	December	Mortgage bonds	3.64%	2023	50
DTE Electric	December	Mortgage bonds(a)	3.65%	2024	300
					$1,616
_______________________________________
(a)Represents a partial redemption with $100 million remaining principal to be redeemed in 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Maturities
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$2,139	$1,292	$851	$230	$1,737	$13,458	$19,707
DTE Electric(b)	$164	$422	$251	$39	$617	$9,654	$11,147
_______________________________________
(a)Amounts include DTE Electric's scheduled debt maturities.
(b)Amounts include DTE Securitization I and DTE Securitization II scheduled debt maturities.
The following table shows scheduled interest payments related to the Registrants' long-term debt:

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$749	$668	$651	$623	$589	$8,412	$11,692
DTE Electric(b)	$432	$427	$416	$408	$400	$5,150	$7,233
_______________________________________
(a)Amounts include DTE Electric's scheduled interest payments.
(b)Amounts include DTE Securitization I and DTE Securitization II scheduled interest payments.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2023, no interest payments have been deferred on the Junior Subordinated Debentures.
Cross Default Provisions
Substantially all of the net utility properties of DTE Electric and DTE Gas are subject to the lien of mortgages. Should DTE Electric or DTE Gas fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2023, the amount of authorized and unissued stock is as follows:

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2023, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.63 to 1, 0.51 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2023 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2028	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2024	175	—	—	175
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facilities(a)	150	—	—	150
Unsecured letter of credit facility(b)	—	100	—	100
	1,975	900	300	3,175
Amounts outstanding at December 31, 2023
Commercial paper issuances	821	385	77	1,283
Letters of credit	115	44	—	159
	936	429	77	1,442
Net availability at December 31, 2023	$1,039	$471	$223	$1,733
_______________________________________
(a)Uncommitted letter of credit facilities with automatic renewal provision and therefore no expiration.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
For both DTE Energy and DTE Electric, the weighted average interest rate for short-term borrowings was 5.6% and 4.6% at December 31, 2023 and 2022, respectively. For information related to affiliate short-term borrowings, refer to Note 23 of the Consolidated Financial Statements, "Related Party Transactions."
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent which allows the right of setoff with posted collateral. At December 31, 2023, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $152 million and $166 million at December 31, 2023 and 2022, respectively, and were fully offset by posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.70 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2023, the effect of this provision was a restriction on dividend payments to no more than $2.9 billion of DTE Energy's Retained earnings of $4.4 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

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
Certain leases of the Registrants contain escalation clauses whereby the payments are adjusted for consumer price or labor indices. The Registrants have leases with non-index based escalation clauses for fixed dollar or percentage increases. DTE Energy also has leases with variable payments based upon usage of, or revenues associated with, the leased assets. DTE Electric also has leases with variable payments based upon the usage of the leased assets.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of the components of lease cost for the years ended December 31:

	DTE Energy			DTE Electric
	2023	2022	2021	2023	2022	2021
	(In millions)
Operating lease cost	$22	$18	$19	$17	$12	$14
Finance lease cost:
Amortization of right-of-use assets	7	7	7	6	6	6
Interest of lease liabilities	—	1	1	—	—	—
Total finance lease cost	7	8	8	6	6	6
Variable lease cost	13	9	9	—	—	—
Short-term lease cost	12	19	14	4	10	6
	$54	$54	$50	$27	$28	$26
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to Other Assets.
The following is a summary of other information related to leases for the years ended December 31:

	DTE Energy			DTE Electric
	2023	2022	2021	2023	2022	2021
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$9	$8	$8	$7	$7	$7
Operating cash flows for operating leases	$19	$17	$19	$15	$12	$14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61	$5	$5	$61	$2	$1
Finance leases	$5	$3	$3	$5	$1	$1

Weighted Average Remaining Lease Term (Years)
Operating leases	18.7	12.8	12.7	19.8	11.1	10.3
Finance leases	8.9	8.2	7.8	4.5	1.1	2.1

Weighted Average Discount Rate
Operating leases	4.4%	3.7%	3.6%	4.5%	3.4%	3.4%
Finance leases	4.0%	2.4%	2.2%	5.4%	1.0%	1.0%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2023 are as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2024	$20	$3	$16	$2
2025	15	3	12	1
2026	14	2	10	1
2027	12	2	10	1
2028	10	2	8	1
2029 and thereafter	134	6	110	—
Total future minimum lease payments	205	18	166	6
Imputed interest	(80)	(2)	(70)	—
Lease liabilities	$125	$16	$96	$6
Finance leases reported on the Consolidated Statements of Financial Position are as follows for the years ended December 31:

	DTE Energy		DTE Electric
	2023	2022	2023	2022
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$18	$19	$6	$6
Current lease liabilities, within Current portion of long-term debt	$3	$8	$2	$6
Long-term lease liabilities	$13	$11	$4	$1
Lessor
DTE Energy leases a portion of its pipeline system through a finance lease contract that has been renewed through 2025, with additional renewal options reasonably certain to be exercised through 2040. DTE Energy also leases certain energy infrastructure assets for large industrial customers under separate long-term agreements through 2040 and 2042, respectively. For the agreement ending in 2040, the assets will transfer to the customer at the end of the term. For the agreement scheduled to end in 2042, the customer will have the option to extend the term in 5 year increments and may purchase the assets during the extension period. DTE Energy has accounted for a portion of these agreements as finance lease arrangements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy’s lease income associated with operating leases, including the line items in which it was included on the Consolidated Statements of Operations, was as follows:

	2023	2022	2021
	(In millions)
Fixed payments	$15	$15	$67
Variable payments	44	67	131
	$59	$82	$198

Operating revenues	$59	$82	$103
Other income(a)	—	—	95
	$59	$82	$198
_______________________________________
(a)Decrease in 2022 is due to the closure of the REF business.
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2023 are as follows:

DTE Energy
(In millions)
2024	$15
2025	15
2026	11
2027	10
2028	6
2029 and thereafter	36
$93
Depreciation expense associated with DTE Energy's property under operating leases was $8 million, $11 million, and $22 million for the years ended December 31, 2023, 2022, and 2021 respectively.
The following is a summary of property under operating leases for DTE Energy as of December 31:

	2023	2022
	(In millions)
Gross property under operating leases	$228	$282
Accumulated amortization of property under operating leases	$118	$128

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The components of DTE Energy’s net investment in finance leases for remaining periods as of December 31, 2023 are as follows:

DTE Energy
(In millions)
2024	$34
2025	34
2026	34
2027	34
2028	34
2029 and thereafter	389
Total minimum future lease receipts	559
Residual value of leased pipeline	17
Less unearned income	289
Net investment in finance lease	287
Less current portion	8
$279
Interest income recognized under finance leases was $27 million, $24 million, and $17 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
As part of the Monroe power plant NPDES permit, EGLE has added requirements to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations. DTE Electric has submitted to EGLE a biological demonstration study plan to evaluate the thermal discharge impacts to an aquatic community. After approval of the plan by EGLE and completion of field sampling, data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and that site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2023 and 2022, DTE Electric had $9 million and $10 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015 and has continued to be updated in subsequent years. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants subject to certain provisions in the CCR rule. At certain facilities, the rule required ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant.
On August 28, 2020, Part A of the CCR rule was published in the Federal Register and required all unlined impoundments to initiate closure as soon as technically feasible, but no later than April 11, 2021. Additionally, the rule amends certain reporting requirements and CCR website requirements. On November 12, 2020, Part B of the CCR Rule was published in the Federal Register and provided a process to determine if certain unlined impoundments with an alternative liner system may be sufficiently protective and therefore may continue to operate.
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
On January 25, 2023, DTE Electric received notice of the EPA's proposed denial of Part B applications. DTE Electric provided comments on April 10, 2023, in response to the proposed decision. DTE Electric has since implemented projects at the Belle River power plant to cease receipt of waste within any unlined CCR surface impoundments. Therefore, on September 21, 2023, DTE Electric withdrew the Part B applications for the Belle River power plant, leaving only the Part B application for the Monroe power plant fly ash basin pending final review by the EPA. If the EPA's final decision remains unchanged, DTE Electric does not expect the denied application to have a significant operational or financial impact; however, DTE Electric is continuing to review and analyze potential outcomes of this matter.

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
On March 29, 2023, the EPA published two draft proposals to revise existing ELG rules. The first draft proposal reopened the cessation of coal compliance subcategory from the 2020 ELG rule and allows for compliance by committing to such cessation no later than December 31, 2028. This proposal was finalized by the EPA on May 30, 2023. The second draft proposal is a broader update to the ELG rules that includes revised compliance standards for FGD wastewater, bottom ash transport water, and other wastewater streams with a compliance date no later than December 31, 2029. DTE Electric's compliance strategy includes the conversion of the two generating units at the Belle River power plant to a natural gas peaking resource in 2025-2026, which was included in the NOPP filed in 2021. DTE Electric also submitted a new NOPP to apply for the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032.
DTE Electric continues to evaluate compliance strategies, technologies, and system designs to achieve compliance with the EPA rules at the Monroe power plant.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $427 million of capital expenditures, including $417 million for 2024 through 2028. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that are expected to be finalized in mid-2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2023 and 2022, DTE Gas had $26 million and $23 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. The case is currently in the discovery phase. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
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
Michigan's Phase 1 non-attainment area includes DTE Energy facilities. However, the EPA published a Federal Implementation Plan (FIP) for the area in June 2022 that did not impact any DTE Energy facilities. It is also not expected that Phase 3 will have any impact on DTE Energy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2023 was $414 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $44 million at December 31, 2023. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2023, DTE Energy had $334 million of performance bonds outstanding, including $159 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,900 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 49% and 57% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, less than 1% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
Purchase Commitments
As of December 31, 2023, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2024 through 2051, as detailed in the following tables:

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
DTE Energy	(In millions)
Long-term power purchase agreements(a)	$92	$92	$92	$92	$92	$568	$1,028
Other purchase commitments(b)	3,349	1,689	1,115	565	338	824	7,880
Total commitments	$3,441	$1,781	$1,207	$657	$430	$1,392	$8,908

	2024	2025	2026	2027	2028	2029 and Thereafter	Total
DTE Electric	(In millions)
Long-term power purchase agreements(a)	$98	$97	$97	$97	$97	$578	$1,064
Other purchase commitments(b)	829	393	184	83	74	138	1,701
Total commitments	$927	$490	$281	$180	$171	$716	$2,765
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Utility capital expenditures and expenditures for non-utility businesses will be approximately $4.7 billion and $3.4 billion in 2024 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2024 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), are parties to a 2010 engineering, procurement, and construction agreement with Toshiba America Energy Systems ("TAES"), under which TAES contracted to perform a major overhaul and upgrade of Ludington. The overhauled Ludington units are operational, but TAES' work has been defective and non-conforming. DTE Electric and Consumers have demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers have taken extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation, under a parent guaranty it provided. TAES has not provided a comprehensive plan or otherwise met its performance obligations. In order to enforce the contract, DTE Electric and Consumers filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022.
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $38 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
Public Liability Insurance
As required by federal law, DTE Electric maintains $450 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $166 million could be levied against each licensed nuclear facility, but not more than $25 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
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
The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement agreement, including extensions, has provided for a claims process and payment of delay-related costs experienced by DTE Electric through 2025. DTE Electric's claims are being settled and paid on a timely basis. The settlement proceeds reduce the cost of the dry cask storage facility assets and provide reimbursement for related operating expenses.
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
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2023:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Net pension cost for DTE Energy includes the following components:

	2023	2022	2021
	(In millions)
Service cost	$57	$95	$108
Interest cost	214	166	158
Expected return on plan assets	(352)	(346)	(339)
Amortization of:
Net actuarial loss	7	115	196
Prior service credit	(2)	(1)	—
Settlements	7	94	16
Net pension cost (credit)	$(69)	$123	$139

	2023	2022
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$62	$156
Amortization of net actuarial loss and settlements	(14)	(209)
Amortization of prior service credit	2	1
Total recognized in Regulatory assets and Other comprehensive income (loss)	$50	$(52)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$(19)	$71

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2023	2022
	(In millions)
Accumulated benefit obligation, end of year	$4,089	$4,078
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$4,309	$5,857
Service cost	57	95
Interest cost	214	166
Actuarial (gain) loss	74	(1,252)
Benefits paid	(329)	(278)
Settlements	(7)	(279)
Projected benefit obligation, end of year	$4,318	$4,309
Change in plan assets
Plan assets at fair value, beginning of year	$3,897	$5,507
Actual return on plan assets	363	(1,062)
Company contributions	36	9
Benefits paid	(329)	(278)
Settlements	(7)	(279)
Plan assets at fair value, end of year	$3,960	$3,897
Funded status	$(358)	$(412)
Amount recorded as:
Current liabilities	$(8)	$(34)
Noncurrent liabilities	(350)	(378)
	$(358)	$(412)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$76	$85
	$76	$85

Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,426	$1,369
Prior service credit	(5)	(7)
	$1,421	$1,362
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The increase in DTE Energy's pension benefit obligation for the year ended December 31, 2023 was primarily due to an actuarial loss driven by a decrease in discount rates. The decrease in the pension benefit obligation in 2022 was primarily due to an actuarial gain driven by an increase in discount rates, as well as settlements arising from higher lump-sum payments to retirees during the year.
The Registrants’ policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. In 2023 and 2022, DTE Gas transferred $50 million of qualified pension plan funds to DTE Electric in exchange for cash consideration. There were no other transfers or contributions made to the qualified pension plans in 2023, 2022, or 2021. DTE Energy does not anticipate making any contributions to the qualified pension plans in 2024, subject to management discretion and any changes in financial market conditions.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, other income and deductions, and capital expenditures was a credit of $39 million for the year ended December 31, 2023, and a cost of $101 million and $107 million for the years ended December 31, 2022 and 2021, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2023, the benefits related to DTE Energy's qualified and non-qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2024	$319
2025	328
2026	322
2027	321
2028	324
2029-2033	1,605
Total	$3,219
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2023	2022	2021
Projected benefit obligation
Discount rate	5.00%	5.19%	2.91%
Rate of compensation increase	3.80%	3.80%	3.80%
Cash balance interest crediting rate	3.60%	3.40%	2.40%
Net pension costs
Discount rate	5.19%	2.91%	2.57%
Rate of compensation increase	3.80%	3.80%	3.80%
Expected long-term rate of return on plan assets	7.60%	6.80%	7.00%
Cash balance interest crediting rate	3.40%	2.40%	2.00%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have a long-term rate of return assumption for the pension plans of 8.00% for 2024. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Target allocations for DTE Energy's pension plan assets as of December 31, 2023 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	12%
U.S. Small Cap and Mid Cap Equity Securities	2
Non-U.S. Equity Securities	11
Fixed Income Securities	48
Hedge Funds and Similar Investments	8
Private Equity and Other	19
100%
The following table provides the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2023 and 2022(a):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$100	$—	$—	$100	$77	$—	$—	$77
Equity Securities
Domestic(d)	—	—	550	550	—	—	483	483
International(e)	55	—	309	364	65	—	416	481
Fixed Income Securities
Governmental(f)	531	78	—	609	506	77	—	583
Corporate(g)	—	1,323	—	1,323	—	1,203	—	1,203
Hedge Funds and Similar Investments(h)	104	68	110	282	86	50	185	321
Private Equity and Other(i)	—	—	732	732	—	—	749	749
DTE Energy Total	$790	$1,469	$1,701	$3,960	$734	$1,330	$1,833	$3,897
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
(d)This category represents portfolios of large, medium and small capitalization domestic equities. Investments in this category include exchange-traded securities held in a commingled fund classified as NAV assets.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2023 and does not anticipate making any contributions to the trusts in 2024.
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

	2023	2022	2021
	(In millions)
DTE Energy	$16	$16	$18
DTE Electric	$7	$7	$8
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
Net other postretirement credit for DTE Energy includes the following components:

	2023	2022	2021
	(In millions)
Service cost	$17	$27	$30
Interest cost	65	48	46
Expected return on plan assets	(111)	(126)	(129)
Amortization of:
Net actuarial loss	10	4	13
Prior service credit	(19)	(19)	(19)
Net other postretirement credit	$(38)	$(66)	$(59)

	2023	2022
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(17)	$90
Amortization of net actuarial loss	(10)	(4)
Prior service cost	—	1
Amortization of prior service credit	19	19
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(8)	$106
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(46)	$40

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Net other postretirement credit for DTE Electric includes the following components:

	2023	2022	2021
	(In millions)
Service cost	$13	$20	$23
Interest cost	49	37	35
Expected return on plan assets	(73)	(85)	(86)
Amortization of:
Net actuarial loss	1	5	11
Prior service credit	(14)	(14)	(14)
Net other postretirement credit	$(24)	$(37)	$(31)

	2023	2022
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial (gain) loss	$(6)	$24
Amortization of net actuarial loss	(1)	(5)
Amortization of prior service credit	14	14
Total recognized in Regulatory assets	$7	$33
Total recognized in net periodic benefit cost and Regulatory assets	$(17)	$(4)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2023	2022	2023	2022
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,293	$1,702	$982	$1,293
Service cost	17	27	13	20
Interest cost	65	48	49	37
Actuarial (gain) loss	(5)	(395)	2	(301)
Benefits paid	(87)	(89)	(64)	(67)
Accumulated postretirement benefit obligation, end of year	$1,283	$1,293	$982	$982
Change in plan assets
Plan assets at fair value, beginning of year	$1,577	$2,021	$1,052	$1,355
Actual return on plan assets	124	(359)	81	(239)
Benefits paid	(87)	(85)	(63)	(64)
Plan assets at fair value, end of year	$1,614	$1,577	$1,070	$1,052
Funded status	$331	$284	$88	$70
Amount recorded as:
Noncurrent assets	$633	$571	$378	$345
Current liabilities	(1)	—	—	—
Noncurrent liabilities	(301)	(287)	(290)	(275)
	$331	$284	$88	$70
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial gain	$(13)	$(14)	$—	$—

Amounts recognized in Regulatory assets(a)
Net actuarial loss	$173	$201	$73	$80
Prior service credit	(10)	(29)	(6)	(20)
	$163	$172	$67	$60
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The Registrants' postretirement benefit obligations did not change significantly for the year ended December 31, 2023. The Registrants' postretirement benefit obligations decreased in 2022 primarily due to actuarial gains driven by increases in discount rates.
The following table reflects other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets as of December 31:

	DTE Energy		DTE Electric
	2023	2022	2023	2022
	(In millions)
Accumulated postretirement benefit obligation	$628	$625	$592	$591
Fair value of plan assets	326	338	302	316
Accumulated postretirement benefit obligation in excess of plan assets	$302	$287	$290	$275

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2023, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2024	$84	$64
2025	88	67
2026	89	68
2027	91	70
2028	92	71
2029-2033	482	369
Total	$926	$709
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2023	2022	2021
Accumulated postretirement benefit obligation
Discount rate	5.00%	5.19%	2.91%
Health care trend rate pre- and post- 65	7.75 / 8.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2035	2035	2034
Other postretirement benefit costs
Discount rate	5.19%	2.91%	2.58%
Expected long-term rate of return on plan assets	7.20%	6.40%	6.70%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2035	2034	2033
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans. As a result of this process, the Registrants have a long-term rate of return assumption for the other postretirement benefit plans of 7.60% for 2024. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2023 are listed below:

U.S. Large Cap Equity Securities	5%
Non-U.S. Equity Securities	4
Fixed Income Securities	61
Hedge Funds and Similar Investments	9
Private Equity and Other	21
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2023 and 2022(a):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$41	$—	$—	$41	$35	$—	$—	$35
Equity Securities
Domestic(d)	—	—	76	76	—	—	78	78
International(e)	7	—	43	50	9	—	61	70
Fixed Income Securities
Governmental(f)	242	31	—	273	264	32	—	296
Corporate(g)	—	459	212	671	—	396	194	590
Hedge Funds and Similar Investments(h)	18	21	86	125	31	22	94	147
Private Equity and Other(i)	—	—	378	378	—	—	361	361
DTE Energy Total	$308	$511	$795	$1,614	$339	$450	$788	$1,577

DTE Electric asset category:
Short-term Investments(c)	$27	$—	$—	$27	$23	$—	$—	$23
Equity Securities
Domestic(d)	—	—	48	48	—	—	50	50
International(e)	4	—	27	31	5	—	39	44
Fixed Income Securities
Governmental(f)	161	21	—	182	178	21	—	199
Corporate(g)	—	302	145	447	—	262	134	396
Hedge Funds and Similar Investments(h)	11	14	58	83	20	15	63	98
Private Equity and Other(i)	—	—	252	252	—	—	242	242
DTE Electric Total	$203	$337	$530	$1,070	$226	$298	$528	$1,052
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
(d)This category represents portfolios of large, medium and small capitalization domestic equities. Investments in this category include exchange-traded securities held in a commingled fund classified as NAV assets.
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
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants contribute amounts equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible compensation to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $75 million, $73 million, and $70 million for the years ended December 31, 2023, 2022, and 2021, respectively. For DTE Electric, the cost of these plans was $35 million for the years ended December 31, 2023 and 2022 and $34 million for the year ended December 31, 2021.

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
DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2023	2022	2021
	(In millions)
Stock-based compensation expense	$48	$62	$71
Tax benefit	$9	$11	$13
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
The fair value of awards vested were not material for the years ended December 31, 2023, 2022, and 2021. Compensation cost charged against income was $14 million, $15 million, and $14 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2023, 2022, and 2021 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded activity relating to performance share awards as follows:

	2023	2022	2021
	(In millions, except per share amounts)
Weighted average grant date fair value of awards granted (per share)	$112.73	$120.25	$118.43
Awards settled in cash(a)	$9	$10	$12
Awards settled in stock(a)	$59	$72	$74
Compensation expense	$34	$47	$58
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2023:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,018,057	$120.91
Grants	347,242	$112.73
Forfeitures	(65,632)	$112.51
Payouts	(309,174)	$112.30
Balance at December 31, 2023	990,493	$121.29

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Unrecognized Compensation Costs
As of December 31, 2023, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$20	1.39
Performance shares	40	1.08
	$60	1.18
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2023, 2022, and 2021 for stock-based compensation expense was $31 million, $40 million, and $45 million, respectively.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider. Such billing primarily consists of power sales, sale and transportation of natural gas, and renewable natural gas sales in the segments below, as well as charges from Electric to other segments for use of the shared capital assets of DTE Electric. For 2021, inter-segment billing also included the sale of reduced emissions fuel at DTE Vantage.

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Electric(a)	$72	$71	$64
Gas	17	13	14
DTE Vantage	68	78	575
Energy Trading	85	102	56
Corporate and Other	—	—	2
	$242	$264	$711
_______________________________________
(a)Inter-segment billing for the Electric segment includes $3 million, $6 million, and $4 million relating to Non-utility operations for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Reclassifications and Eliminations group below also includes the reclassification of deferred tax assets and prepaid pension assets, which are netted against deferred tax liabilities and accrued pension liabilities, respectively, for presentation on the DTE Energy Consolidated Statements of Financial Position. Refer to Note 10 to the Consolidated Financial Statements, "Income Taxes," for additional information regarding the Registrants' deferred taxes and to Note 20, "Retirement Benefits and Trusteed Assets," for additional information regarding pension plans.
Financial data of DTE Energy's business segments follows:

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2023
Operating Revenues — Utility operations	$5,804	1,748	—	—	—	(86)	$7,466
Operating Revenues — Non-utility operations	$14	—	809	4,612	—	(156)	$5,279
Depreciation and amortization	$1,340	209	53	4	—	—	$1,606
Interest expense	$432	102	15	18	270	(46)	$791
Interest income	$(20)	(9)	(32)	(9)	(33)	46	$(57)
Equity earnings (losses) of equity method investees	$—	1	7	—	(5)	—	$3
Income Tax Expense (Benefit)	$78	93	(22)	112	(92)	—	$169
Net Income (Loss) Attributable to DTE Energy Company	$772	294	153	336	(158)	—	$1,397
Investment in equity method investees	$5	16	118	—	27	—	$166
Capital expenditures and acquisitions	$3,128	746	57	3	—	—	$3,934
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$32,292	7,722	1,122	1,166	4,150	(1,697)	$44,755

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2022
Operating Revenues — Utility operations	$6,397	1,924	—	—	—	(78)	$8,243
Operating Revenues — Non-utility operations	$15	—	848	10,308	—	(186)	$10,985
Depreciation and amortization	$1,218	192	52	5	1	—	$1,468
Interest expense	$372	91	15	17	210	(30)	$675
Interest income	$(8)	(8)	(28)	(6)	(26)	30	$(46)
Equity earnings of equity method investees	$—	2	—	—	(16)	—	$(14)
Income Tax Expense (Benefit)	$25	88	18	(31)	(71)	—	$29
Net Income (Loss) Attributable to DTE Energy Company	$956	272	92	(92)	(145)	—	$1,083
Investment in equity method investees	$6	15	111	—	33	—	$165
Capital expenditures and acquisitions	$2,620	693	62	3	—	—	$3,378
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$30,342	7,321	1,077	1,385	4,409	(1,851)	$42,683

	Electric	Gas	DTE Vantage	Energy Trading	Corporate and Other(a)	Reclassifications and Eliminations	Total from Continuing Operations	Discontinued Operations	Total
	(In millions)
2021
Operating Revenues — Utility operations	$5,809	1,553	—	—	—	(74)	$7,288
Operating Revenues — Non-utility operations	$12	—	1,482	6,831	2	(651)	$7,676
Depreciation and amortization	$1,122	177	71	6	1	—	$1,377
Interest expense	$338	81	28	5	270	(92)	$630
Interest income	$—	(6)	(23)	(1)	(84)	92	$(22)
Equity earnings of equity method investees	$—	1	8	—	29	—	$38
Income Tax Expense (Benefit)	$104	38	(31)	(27)	(214)	—	$(130)
Net Income (Loss) Attributable to DTE Energy Company	$864	214	168	(83)	(367)	—	$796	111	$907
Investment in equity method investees	$6	13	118	—	50	—	$187
Capital expenditures and acquisitions	$3,016	621	69	6	—	—	$3,712	60	$3,772
Goodwill	$1,208	743	25	17	—	—	$1,993
Total Assets	$28,524	6,729	983	1,174	4,281	(1,972)	$39,719	—	$39,719
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
Reclassifications and Eliminations include $14 million of Operating Revenues — Non-utility operations for the year ended December 31, 2021 for eliminations related to DTE Energy's prior Gas Storage and Pipelines segment that remain in continuing operations. Eliminations for these revenues are offset by related cost eliminations and have no impact on DTE Energy net income.

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
The following is a summary of DTE Electric's transactions with affiliated companies:

	2023	2022	2021
	(In millions)
Revenues and Other Income
Energy sales	$11	$8	$9
Other services and interest	$3	$—	$2
Shared capital assets	$58	$57	$49
Costs
Fuel and purchased power	$50	$58	$13
Other services and interest	$2	$1	$—
Corporate expenses	$299	$379	$391
Other
Dividends declared	$1,002	$763	$588
Dividends paid	$1,002	$763	$588
Capital contribution from DTE Energy	$759	$600	$555
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest based on monthly commercial paper rates. The weighted average interest rate for DTE Electric's affiliate borrowings was 5.6% and 4.4% at December 31, 2023 and 2022, respectively. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2023 and 2022.
DTE Electric made charitable contributions to the DTE Energy Foundation of $2 million for the year ended December 31, 2021. There were no contributions for the years ended December 31, 2023 and 2022. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
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

Item 9B. Other Information
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2023, no DTE Energy directors or officers have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be held May 2, 2024. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.
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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
DTE Electric
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of DTE Electric’s consolidated annual financial statements for the years ended December 31, 2023 and 2022 and fees billed for other services rendered by PwC during those periods.

	2023	2022
Audit fees(a)	$1,531,000	$1,535,000
Audit-related fees(b)	237,000	267,000
Total	$1,768,000	$1,802,000
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
(a)Consolidated Financial Statements. See "Item 8 — Financial Statements and Supplementary Data."
(b)Financial statement schedules are omitted because they are either not required or because the required information is included in the Consolidated Financial Statements and related notes.
(c)Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.1	DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 20, 2021, as further amended effective October 25, 2023	X

21.1	Subsidiaries of DTE Energy	X

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Consent of PricewaterhouseCoopers LLP		X

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

97.1	Clawback Policy of DTE Energy Company	X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

3(a)	Amended Bylaws of DTE Energy Company, as amended through December 6, 2023 (Exhibit 3.1 to DTE Energy’s Form 8-K filed December 8, 2023).	X

Exhibit Number	Description	DTE Energy	DTE Electric

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

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

Supplemental Indenture, dated as of November 1, 2021, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 24, 2021). (2021 Series E)
X

Supplemental Indenture dated as of May 1, 2023, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended June 30, 2023). (2023 Series C)
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

Supplemental Indenture, dated as of August 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series E and F)
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

Supplemental Indenture dated as of March 1, 2023, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended March 31, 2023). (2023 Series A and B)
		X	X

Supplemental Indenture dated as of May 1, 2023 to Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy's Form 10-Q for the quarter ended June 30, 2023). (2023 Series DT)
		X	X

4(c)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison's Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:	X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series D and E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-297 to DTE Energy’s Form 10-K for the year ended December 31, 2016). (2016 First Mortgage Bonds Series G)
X

Forty-eighth Supplemental Indenture, dated as of September 1, 2017 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 10-108 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2017). (2017 First Mortgage Bonds Series C and D)
X

Forty-ninth Supplemental Indenture dated as of August 1, 2018, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-300 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series B and C)
X

Fiftieth Supplemental Indenture dated as of October 1, 2019, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-307 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2019). (2019 Series D and E)
X

Fifty-first Supplemental Indenture dated as of August 1, 2020, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-317 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series D and E)
X

Fifty-second Supplemental Indenture dated as of November 1, 2021, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee. (Exhibit 4.3 to DTE Energy’s Form 10-K for the year ended December 31, 2022) (2021 Series C and D)
X

Fifty-third Supplemental Indenture dated as of September 1, 2022, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4.2 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2022). (2022 Series C and D)
X

Fifty-fourth Supplemental Indenture dated as of October 1, 2023, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended September 30, 2023). (2023 Series E and F)
X

10(a)	Form of Indemnification Agreement between DTE Energy Company and each Executive Officer and non-employee Director (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)	X

10(b)	DTE Energy Company Annual Incentive Plan Restated Effective July 1, 2022 (Exhibit 10.5 to DTE Energy's 10-Q for the quarter ended June 30, 2022)	X

10(c)	[Reserved]

Exhibit Number	Description	DTE Energy	DTE Electric

10(d)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 31, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2015)	X

10(e)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(i)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors dated as of December 8, 2021 (Exhibit 10.6 to DTE Energy’s Form 10-K for the year ended December 31, 2021)	X

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
X

10(k)
Fifth Amended and Restated Five-Year Credit Agreement, dated as of October 25, 2022, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to DTE Energy Company’s Form 10-Q for the quarter ended September 30, 2022)
X

Form of Amendment No. 1, dated as of October 25, 2023, to the Fifth Amended and Restated Five-Year Credit Agreement, dated as of October 25, 2022, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to DTE Energy Company's Form 10-Q for the quarter ended September 30, 2023)
X

10(l)
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

10(n)
Form of Change-in-Control Severance Agreement, dated as of March 3, 2014, between DTE Energy Company and each of JoAnn Chavez, Joi Harris, Trevor F. Lauer, Gerardo Norcia, Matthew Paul, Robert Richard, David Ruud and Mark Stiers (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Lisa A. Muschong, (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Tracy J. Myrick (Exhibit 10-90 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

10(o)	DTE Energy Company Executive Severance Allowance Plan, effective July 1, 2022 (Exhibit 10.1 to DTE Energy’s Form 8-K filed on June 27, 2022)	X

10(p)	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019 (Exhibit 10.107 to DTE Energy's Form 10-K for the year ended December 31, 2019)	X

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chairman and Chief Executive Officer
Date: February 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia Chairman, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ NICHOLAS K. AKINS	By:	/S/ ROBERT C. SKAGGS, JR.
	Nicholas K. Akins, Director		Robert C. Skaggs, Jr., Director

By:	/S/ DAVID A. BRANDON	By:	/S/ DAVID A. THOMAS
	David A Brandon, Director		David A. Thomas, Director

By:	/S/ DEBORAH L. BYERS	By:	/S/ GARY TORGOW
	Deborah L. Byers, Director		Gary Torgow, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ JAMES H. VANDENBERGHE
	Charles G. McClure Jr., Director		James H. Vandenberghe, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ VALERIE M. WILLIAMS
	Gail J. McGovern, Director		Valerie M. Williams, Director

By:	/S/ MARK A. MURRAY
Mark A. Murray, Director

Date: February 8, 2024

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chief Executive Officer
Date: February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia Chief Executive Officer and Director (Principal Executive Officer)		David Ruud Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK	By:	/S/ JOANN CHAVEZ
	Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)		JoAnn Chavez, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director

Date: February 8, 2024
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.