Form 10-Q
period 2024-03-31
DTE ENERGY CO; DTE Electric Co
filed 2024-04-25
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2024:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	206,937,244

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Interconnection sales	Sales of power by DTE Electric into the energy market through MISO (Midcontinent Independent System Operation, Inc.), generally resulting from excess generation compared to customer demand

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

DEFINITIONS

NAAQS	National Ambient Air Quality Standards

NAV	Net Asset Value

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

TRM
A Transition Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of customers from the city of Detroit's Public Lighting Department to DTE Electric's distribution system

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2023 Annual Report on Form 10-K.

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,156	$2,060
Non-utility operations	1,084	1,719
	3,240	3,779
Operating Expenses
Fuel, purchased power, and gas — utility	600	584
Fuel, purchased power, gas, and other — non-utility	989	1,437
Operation and maintenance	590	600
Depreciation and amortization	423	385
Taxes other than income	122	122
Asset (gains) losses and impairments, net	(1)	(1)
	2,723	3,127
Operating Income	517	652

Other (Income) and Deductions
Interest expense	218	191
Interest income	(18)	(17)
Non-operating retirement benefits, net	—	3
Other income	(27)	(26)
Other expenses	10	6
	183	157
Income Before Income Taxes	334	495

Income Tax Expense	21	50

Net Income Attributable to DTE Energy Company	$313	$445

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.51	$2.16

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.51	$2.16

Weighted Average Common Shares Outstanding
Basic	206	206
Diluted	207	206

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net Income	$313	$445

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $— for both periods	1	1
Net unrealized gains (losses) on derivatives, net of taxes of $8, and $(1), respectively	26	(4)
Foreign currency translation	(2)	—
Other comprehensive income (loss)	25	(3)

Comprehensive Income Attributable to DTE Energy Company	$338	$442

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$292	$26
Restricted cash	57	25
Accounts receivable (less allowance for doubtful accounts of $69 and $63, respectively)
Customer	1,435	1,632
Other	180	155
Inventories
Fuel and gas	309	421
Materials, supplies, and other	740	633
Derivative assets	191	297
Regulatory assets	51	108
Current investments	200	—
Other	297	242
	3,752	3,539
Investments
Nuclear decommissioning trust funds	2,134	2,041
Investments in equity method investees	158	166
Other long-term investments	162	168
	2,454	2,375
Property
Property, plant, and equipment	37,928	37,274
Accumulated depreciation and amortization	(9,343)	(9,105)
	28,585	28,169
Other Assets
Goodwill	1,993	1,993
Regulatory assets	6,334	6,209
Securitized regulatory assets	741	758
Intangible assets	153	156
Notes receivable	768	420
Derivative assets	57	109
Prepaid postretirement costs	653	633
Operating lease right-of-use assets	152	132
Other	260	262
	11,111	10,672
Total Assets	$45,902	$44,755

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,098	$1,361
Accrued interest	238	170
Dividends payable	211	210
Short-term borrowings	290	1,283
Current portion long-term debt, including securitization bonds and finance leases	2,409	2,142
Derivative liabilities	126	177
Gas inventory equalization	90	—
Regulatory liabilities	35	71
Operating lease liabilities	16	17
Other	462	452
	4,975	5,883
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	17,655	15,819
Securitization bonds	690	705
Junior subordinated debentures	884	883
Finance lease liabilities	19	13
	19,248	17,420
Other Liabilities
Deferred income taxes	2,706	2,649
Regulatory liabilities	2,625	2,603
Asset retirement obligations	3,605	3,556
Unamortized investment tax credit	180	181
Derivative liabilities	119	132
Accrued pension liability	328	350
Accrued postretirement liability	294	301
Nuclear decommissioning	333	320
Operating lease liabilities	130	108
Other	181	197
	10,501	10,397
Commitments and Contingencies (Notes 4 and 11)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 206,937,244 and 206,357,070 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	6,710	6,713
Retained earnings	4,505	4,404
Accumulated other comprehensive loss	(42)	(67)
Total DTE Energy Company Equity	11,173	11,050
Noncontrolling interests	5	5
Total Equity	11,178	11,055
Total Liabilities and Equity	$45,902	$44,755

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Activities
Net Income	$313	$445
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	423	385
Nuclear fuel amortization	12	16
Allowance for equity funds used during construction	(18)	(9)
Deferred income taxes	23	52
Equity (earnings) losses of equity method investees	8	(4)
Dividends from equity method investees	—	1
Asset (gains) losses and impairments, net	(1)	(1)
Changes in assets and liabilities:
Accounts receivable, net	172	486
Inventories	7	133
Prepaid postretirement benefit costs	(20)	(22)
Accounts payable	(179)	(419)
Gas inventory equalization	90	100
Accrued pension liability	(22)	(32)
Accrued postretirement liability	(7)	(8)
Derivative assets and liabilities	94	(178)
Regulatory assets and liabilities	146	159
Other current and noncurrent assets and liabilities	1	(180)
Net cash from operating activities	1,042	924
Investing Activities
Plant and equipment expenditures — utility	(1,039)	(924)
Plant and equipment expenditures — non-utility	(12)	(13)
Proceeds from sale of nuclear decommissioning trust fund assets	108	166
Investment in nuclear decommissioning trust funds	(110)	(168)
Distributions from equity method investees	3	4
Contributions to equity method investees	(3)	(10)
Notes receivable	(356)	14
Investment in time deposit	(200)	—
Other	(7)	(50)
Net cash used for investing activities	(1,616)	(981)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,181	1,386
Redemption of long-term debt	(100)	—
Short-term borrowings, net	(993)	(1,032)
Dividends paid on common stock	(202)	(188)
Other	(14)	(15)
Net cash from financing activities	872	151
Net Increase in Cash, Cash Equivalents, and Restricted Cash	298	94
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	51	43
Cash, Cash Equivalents, and Restricted Cash at End of Period	$349	$137

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$398	$333

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	313	—	—	313
Dividends declared on common stock ($1.02 per Common Share)	—	—	(211)	—	—	(211)
Issuance of common stock	84	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	25	—	25
Stock-based compensation and other	496	(12)	(1)	—	—	(13)
Balance, March 31, 2024	206,937	$6,710	$4,505	$(42)	$5	$11,178

			Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($0.95 per Common Share)	—	—	(196)	—	—	(196)
Issuance of common stock	76	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Stock-based compensation and other	401	(8)	(2)	—	—	(10)
Balance, March 31, 2023	206,109	$6,652	$4,055	$(65)	$4	$10,646

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Revenues — Utility operations	$1,466	$1,375

Operating Expenses
Fuel and purchased power — utility	370	365
Operation and maintenance	380	411
Depreciation and amortization	350	317
Taxes other than income	84	84
	1,184	1,177
Operating Income	282	198

Other (Income) and Deductions
Interest expense	117	102
Interest income	(2)	(6)
Non-operating retirement benefits, net	2	(1)
Other income	(32)	(20)
Other expenses	9	6
	94	81
Income Before Income Taxes	188	117

Income Tax Expense	18	17

Net Income	$170	$100

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net Income	$170	$100
Other comprehensive income	—	—
Comprehensive Income	$170	$100

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$195	$15
Restricted Cash	45	17
Accounts receivable (less allowance for doubtful accounts of $40 and $41, respectively)
Customer	751	764
Affiliates	10	12
Other	63	55
Inventories
Fuel	193	191
Materials and supplies	441	409
Regulatory assets	46	99
Prepaid property tax	108	60
Other	44	54
	1,896	1,676
Investments
Nuclear decommissioning trust funds	2,134	2,041
Other	60	53
	2,194	2,094
Property
Property, plant, and equipment	28,471	27,936
Accumulated depreciation and amortization	(6,783)	(6,570)
	21,688	21,366
Other Assets
Regulatory assets	5,724	5,596
Securitized regulatory assets	741	758
Prepaid postretirement costs — affiliates	388	378
Operating lease right-of-use assets	123	101
Other	213	216
	7,189	7,049
Total Assets	$32,967	$32,185

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$87	$58
Other	650	696
Accrued interest	131	113
Current portion long-term debt, including securitization bonds and finance leases	432	166
Regulatory liabilities	32	49
Short-term borrowings
Other	210	385
Operating lease liabilities	14	15
Other	175	169
	1,731	1,651
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,819	10,174
Securitization bonds	690	705
Finance lease liabilities	8	4
	11,517	10,883
Other Liabilities
Deferred income taxes	3,149	3,109
Regulatory liabilities	1,709	1,710
Asset retirement obligations	3,372	3,326
Unamortized investment tax credit	180	181
Nuclear decommissioning	333	320
Accrued pension liability — affiliates	321	334
Accrued postretirement liability — affiliates	282	290
Operating lease liabilities	105	81
Other	68	76
	9,519	9,427
Commitments and Contingencies (Notes 4 and 11)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,361	7,361
Retained earnings	2,839	2,863
Total Shareholder’s Equity	10,200	10,224
Total Liabilities and Shareholder’s Equity	$32,967	$32,185

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Activities
Net Income	$170	$100
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	350	317
Nuclear fuel amortization	12	16
Allowance for equity funds used during construction	(18)	(9)
Deferred income taxes	18	19
Changes in assets and liabilities:
Accounts receivable, net	7	74
Inventories	(32)	(21)
Accounts payable	59	41
Prepaid postretirement benefit costs — affiliates	(10)	(12)
Accrued pension liability — affiliates	(13)	(13)
Accrued postretirement liability — affiliates	(8)	(8)
Regulatory assets and liabilities	127	93
Other current and noncurrent assets and liabilities	(84)	(120)
Net cash from operating activities	578	477
Investing Activities
Plant and equipment expenditures	(868)	(743)
Proceeds from sale of nuclear decommissioning trust fund assets	108	166
Investment in nuclear decommissioning trust funds	(110)	(168)
Notes receivable	—	(15)
Other	(12)	(50)
Net cash used for investing activities	(882)	(810)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	993	1,186
Redemption of long-term debt	(100)	—
Short-term borrowings, net — affiliates	—	(27)
Short-term borrowings, net — other	(175)	(568)
Dividends paid on common stock	(194)	(182)
Other	(12)	(11)
Net cash from financing activities	512	398
Net Increase in Cash, Cash Equivalents, and Restricted Cash	208	65
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	32	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$240	$89

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$328	$277

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	170	170
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, March 31, 2024	138,632	$1,386	$5,975	$2,839	$10,200

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	100	100
Dividends declared on common stock	—	—	—	(182)	(182)
Balance, March 31, 2023	138,632	$1,386	$5,216	$3,011	$9,613

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	Revenue	DTE Energy and DTE Electric
Note 4	Regulatory Matters	DTE Energy and DTE Electric
Note 5	Earnings per Share	DTE Energy
Note 6	Fair Value	DTE Energy and DTE Electric
Note 7	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 8	Long-Term Debt	DTE Energy and DTE Electric
Note 9	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 10	Leases	DTE Energy
Note 11	Commitments and Contingencies	DTE Energy and DTE Electric
Note 12	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 13	Segment and Related Information	DTE Energy

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2023 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2024, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2024, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
DTE Electric previously financed regulatory assets for deferred costs related to certain retired generation plants and its tree trimming surge program through the sale of bonds by wholly-owned special purpose entities, DTE Securitization I and DTE Securitization II (collectively "the DTE Securitization entities"). The DTE Securitization entities are VIEs. DTE Electric has the power to direct the most significant activities of these entities, including performing servicing activities such as billing and collecting surcharge revenue. Accordingly, DTE Electric is the primary beneficiary and the DTE Securitization entities are consolidated by the Registrants. Securitization bond holders have no recourse to the Registrants' assets, except for those held by the DTE Securitization entities. Surcharges collected by DTE Electric to pay for bond servicing and other qualified costs reflect securitization property solely owned by the DTE Securitization entities. These surcharges are remitted to a trustee and are not available to other creditors of the Registrants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment and notes receivable.
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2024 and December 31, 2023. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	March 31, 2024		December 31, 2023
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$8	$—	$7	$—
Restricted cash	57	45	25	17
Accounts receivable	19	7	85	6
Securitized regulatory assets	741	741	758	758
Notes receivable(a)	544	—	183	—
Other current and long-term assets	1	—	4	1
	$1,370	$793	$1,062	$782

LIABILITIES
Accounts payable	$20	$—	$59	$—
Accrued interest	17	17	6	6
Securitization bonds(b)	769	769	769	769
Other current and long-term liabilities	26	11	20	8
	$832	$797	$854	$783
_______________________________________
(a)During the first quarter 2024, a consolidated VIE of DTE Vantage recorded a significant increase in Notes Receivable, primarily due to a one-time payment of $306 million for investments related to a large industrial project. At March 31, 2024, Notes Receivable includes $10 million reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $79 million and $64 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended March 31, 2024 and December 31, 2023, respectively.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Investments in equity method investees	$100	$112
Notes receivable	$18	$15

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Allowance for equity funds used during construction	$18	$9
Contract services	7	6
Investment income(a)	6	5
Equity earnings (losses) of equity method investees	(8)	4
Other	4	2
	$27	$26
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Allowance for equity funds used during construction	$18	$9
Contract services	6	6
Investment income(a)	5	3
Other	3	2
	$32	$20
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three months ended March 31, 2024 and 2023, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended March 31,
	2024	2023
DTE Energy
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.1	4.4
Production tax credits	(8.7)	(6.2)
TCJA regulatory liability amortization	(4.9)	(4.1)
Investment tax credits	(3.1)	(2.3)
AFUDC equity	(1.2)	(0.3)
Enactment of West Virginia income tax legislation, net of federal benefit	—	(1.2)
Other	(1.0)	(1.2)
Effective income tax rate	6.2%	10.1%

	Three Months Ended March 31,
	2024	2023
DTE Electric
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.3	5.6
Production tax credits	(10.2)	(7.1)
TCJA regulatory liability amortization	(5.1)	(4.5)
AFUDC equity	(1.5)	(0.3)
Other	0.1	(0.5)
Effective income tax rate	9.6%	14.2%
DTE Electric had income tax receivables with DTE Energy of $7 million at March 31, 2024, including $5 million related to federal taxes and $2 million related to state taxes, and $7 million at December 31, 2023 related to federal taxes. Amounts are included in Accounts Receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of March 31, 2024, DTE Energy had $95 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $8 million and $10 million for the three months ended March 31, 2024 and 2023, respectively.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with maturities of three months or less. Restricted cash includes funds held in separate bank accounts and principally consists of amounts at DTE Securitization I and DTE Securitization II to pay for debt service and other qualified costs. Restricted cash also consists of funds held to satisfy contractual obligations related to a large construction project at DTE Vantage. Restricted cash designated for payments within one year is classified as a Current Asset.

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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2024.

	DTE Energy				DTE Electric
	Year of Origination
	2024	2023	2022 and Prior	Total	2024 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$15	$4	$19	$15
Internal grade 2	364	8	26	398	1
Total notes receivable(a)	$364	$23	$30	$417	$16

Net investment in leases
Internal grade 1	$—	$—	$36	$36	$—
Internal grade 2	122	—	247	369	—
Total net investment in leases(a)	$122	$—	$283	$405	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2024	$62	$1	$63	$41
Current period provision	20	—	20	9
Write-offs charged against allowance	(26)	—	(26)	(18)
Recoveries of amounts previously written off	12	—	12	8
Ending reserve balance, March 31, 2024	$68	$1	$69	$40

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2023	$78	$1	$79	$49
Current period provision	52	—	52	36
Write-offs charged against allowance	(112)	—	(112)	(72)
Recoveries of amounts previously written off	44	—	44	28
Ending reserve balance, December 31, 2023	$62	$1	$63	$41
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
DTE Energy	$21	$22
DTE Electric	$10	$8
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Electric(a)
Residential	$700	$654
Commercial	556	495
Industrial	183	169
Other(b)	31	61
Total Electric operating revenues	$1,470	$1,379

Gas
Gas sales	$565	$601
End User Transportation	82	86
Intermediate Transportation	29	31
Other(b)	35	(11)
Total Gas operating revenues	$711	$707

Other segment operating revenues
DTE Vantage	$184	$184
Energy Trading	$933	$1,568
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $4 million of Other revenues related to DTE Sustainable Generation for both the three months ended March 31, 2024 and 2023.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Electric — Other revenues	$4	$5
Gas — Alternative Revenue Programs	$6	$3
Gas — Other revenues	$2	$3
DTE Vantage — Leases	$14	$15
Energy Trading — Derivatives	$659	$1,161
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Beginning Balance, January 1	$106	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	35	27
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(25)	(34)
Ending Balance, March 31	$116	$87

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Deferred revenues are included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position. Deferred revenues generally represent amounts paid by or receivables from customers for which the associated performance obligation has not yet been satisfied. Deferred revenues include amounts associated with REC performance obligations under certain wholesale full requirements power contracts. Deferred revenues associated with RECs are recognized as revenue when control of the RECs has transferred. Other performance obligations associated with deferred revenues include providing products and services related to customer prepayments. Deferred revenues associated with these products and services are recognized when control has transferred to the customer.
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2024	$108
2025	7
2026	1
2027	—
2028	—
2029 and thereafter	—
$116
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2024	$191	$6
2025	207	1
2026	126	—
2027	94	—
2028	63	—
2029 and thereafter	323	—
	$1,004	$7

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REGULATORY MATTERS
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
2024 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on March 28, 2024 requesting an increase in base rates of $456 million based on a projected twelve-month period ending December 31, 2025, and an increase in return on equity from 9.9% to 10.5%. The requested increase in base rates was primarily due to the capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. The requested increase in base rates was also due to the increased cost of debt resulting from market dynamics and increasing operating and maintenance expenses. A final MPSC order in this case is expected in January 2025.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$313	$445
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — basic	$312	$444

Average number of common shares outstanding — basic	206	206

Basic Earnings per Common Share	$1.51	$2.16

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$313	$445
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — diluted	$312	$444

Average number of common shares outstanding — basic	206	206
Average performance share awards	1	—
Average number of common shares outstanding — diluted	207	206

Diluted Earnings per Common Share	$1.51	$2.16

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2024 and December 31, 2023. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2024						December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$19	$150	$—	$—	$—	$169	$13	$—	$—	$—	$—	$13
Nuclear decommissioning trusts
Equity securities	843	—	—	139	—	982	776	—	—	145	—	921
Fixed income securities	117	377	—	99	—	593	127	371	—	92	—	590
Private equity and other	—	—	—	328	—	328	—	—	—	312	—	312
Hedge funds and similar investments	128	64	—	—	—	192	119	65	—	—	—	184
Cash equivalents	39	—	—	—	—	39	34	—	—	—	—	34
Other investments(d)
Equity securities	66	—	—	—	—	66	58	—	—	—	—	58
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	31	—	—	—	—	31	37	—	—	—	—	37
Other	—	200	—	—	—	200	—	—	—	—	—	—
Derivative assets
Commodity contracts(e)
Natural gas	162	218	119	—	(346)	153	241	217	179	—	(416)	221
Electricity	—	158	77	—	(155)	80	—	258	163	—	(243)	178
Environmental & Other	—	142	4	—	(142)	4	—	131	8	—	(132)	7
Other contracts	—	11	—	—	—	11	—	—	—	—	—	—
Total derivative assets	162	529	200	—	(643)	248	241	606	350	—	(791)	406
Total	$1,412	$1,320	$200	$566	$(643)	$2,855	$1,412	$1,042	$350	$549	$(791)	$2,562
Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(243)	$(141)	$(122)	$—	$371	$(135)	$(291)	$(167)	$(157)	$—	$429	$(186)
Electricity	—	(165)	(102)	—	167	(100)	—	(272)	(116)	—	297	(91)
Environmental & Other	—	(159)	(2)	—	152	(9)	—	(148)	(2)	—	137	(13)
Other contracts	—	(1)	—	—	—	(1)	—	(19)	—	—	—	(19)
Total	$(243)	$(466)	$(226)	$—	$690	$(245)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets (Liabilities) at end of period	$1,169	$854	$(26)	$566	$47	$2,610	$1,121	$436	$75	$549	$72	$2,253
Assets
Current	$156	$734	$137	$—	$(467)	$560	$215	$461	$247	$—	$(613)	$310
Noncurrent	1,256	586	63	566	(176)	2,295	1,197	581	103	549	(178)	2,252
Total Assets	$1,412	$1,320	$200	$566	$(643)	$2,855	$1,412	$1,042	$350	$549	$(791)	$2,562
Liabilities
Current	$(204)	$(333)	$(105)	$—	$516	$(126)	$(240)	$(462)	$(145)	$—	$670	$(177)
Noncurrent	(39)	(133)	(121)	—	174	(119)	(51)	(144)	(130)	—	193	(132)
Total Liabilities	$(243)	$(466)	$(226)	$—	$690	$(245)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets (Liabilities) at end of period	$1,169	$854	$(26)	$566	$47	$2,610	$1,121	$436	$75	$549	$72	$2,253
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $19 million and $11 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at March 31, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$19	$150	$—	$—	$169	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	843	—	—	139	982	776	—	—	145	921
Fixed income securities	117	377	—	99	593	127	371	—	92	590
Private equity and other	—	—	—	328	328	—	—	—	312	312
Hedge funds and similar investments	128	64	—	—	192	119	65	—	—	184
Cash equivalents	39	—	—	—	39	34	—	—	—	34
Other investments
Equity securities	23	—	—	—	23	21	—	—	—	21
Cash equivalents	19	—	—	—	19	11	—	—	—	11
Derivative assets — FTRs	—	—	3	—	3	—	—	7	—	7
Total	$1,188	$591	$3	$566	$2,348	$1,099	$436	$7	$549	$2,091

Assets
Current	$19	$150	$3	$—	$172	$11	$—	$7	$—	$18
Noncurrent	1,169	441	—	566	2,176	1,088	436	—	549	2,073
Total Assets	$1,188	$591	$3	$566	$2,348	$1,099	$436	$7	$549	$2,091
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $19 million and $11 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at March 31, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments in money market funds and time deposit accounts. The fair value of the time deposit investments does not include quoted prices but is otherwise directly observable.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $150 million and $157 million as of March 31, 2024 and December 31, 2023, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$22	$47	$6	$75	$(255)	$(33)	$11	$(277)
Total gains (losses)
Included in earnings(a)	(25)	(3)	(1)	(29)	151	(45)	1	107
Recorded in Regulatory liabilities	—	—	(2)	(2)	—	—	(9)	(9)
Purchases, issuances, and settlements
Settlements	—	(69)	(1)	(70)	42	40	(1)	81
Net Assets (Liabilities) as of March 31	$(3)	$(25)	$2	$(26)	$(62)	$(38)	$2	$(98)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31(a)	$(39)	$1	$—	$(38)	$94	$19	$1	$114
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$—	$—	$2	$2	$—	$—	$(2)	$(2)
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net Assets as of beginning of period	$7	$11
Total losses recorded in Regulatory liabilities	(2)	(9)
Purchases, issuances, and settlements
Settlements	(2)	(1)
Net Assets as of March 31	$3	$1
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$2	$(2)
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2024 and 2023.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$119	$(122)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.27)	—	$2.42	/MMBtu	$(0.09)	/MMBtu
Electricity	$77	$(102)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.83)	—	$11.90	/MWh	$(4.53)	/MWh

	December 31, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$179	$(157)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.57)	—	$6.27	/MMBtu	$(0.08)	/MMBtu
Electricity	$163	$(116)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.49)	—	$15.47	/MWh	$(3.99)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$417	$—	$—	$452	$175	$—	$—	$181
Short-term borrowings	$290	$—	$290	$—	$1,283	$—	$1,283	$—
Notes payable(b)	$18	$—	$—	$18	$34	$—	$—	$34
Long-term debt(c)	$21,633	$814	$17,983	$1,161	$19,546	$807	$16,178	$1,202
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$16	$—	$—	$16	$19	$—	$—	$19
Short-term borrowings — other	$210	$—	$210	$—	$385	$—	$385	$—
Notes payable(b)	$17	$—	$—	$17	$33	$—	$—	$33
Long-term debt(c)	$11,938	$—	$10,653	$136	$11,043	$—	$9,999	$126
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2024	December 31, 2023
	(In millions)
Fermi 2	$2,118	$2,026
Fermi 1	3	3
Low-level radioactive waste	13	12
	$2,134	$2,041

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Realized gains	$7	$8
Realized losses	$(6)	$(14)
Proceeds from sale of securities	$108	$166
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2024			December 31, 2023
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$982	$517	$(11)	$921	$459	$(11)
Fixed income securities	593	11	(32)	590	8	(30)
Private equity and other	328	86	(8)	312	74	(8)
Hedge funds and similar investments	192	7	(8)	184	4	(9)
Cash equivalents	39	—	—	34	—	—
	$2,134	$621	$(59)	$2,041	$545	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2024
(In millions)
Due within one year	$10
Due after one through five years	108
Due after five through ten years	101
Due after ten years	275
$494
Fixed income securities held in nuclear decommissioning trust funds include $99 million of non-publicly traded commingled funds that do not have a contractual maturity date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other Securities
At March 31, 2024, DTE Energy had $200 million invested in time deposit accounts with a maturity of greater than three months, which is included in Current investments on the Consolidated Statements of Financial Position. The investment does not include quoted prices, but the fair value is otherwise directly observable.
At March 31, 2024 and December 31, 2023, DTE Energy securities included in Other long-term investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three months ended March 31, 2024 and 2023, respectively.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2027. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2024 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$10	$—	$—	$(16)
Foreign currency exchange contracts	—	(1)	—	(2)
Total derivatives designated as hedging instruments	$10	$(1)	$—	$(18)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$499	$(506)	$637	$(615)
Electricity	235	(267)	421	(388)
Environmental & Other	146	(161)	139	(150)
Foreign currency exchange contracts	1	—	—	(1)
Total derivatives not designated as hedging instruments	$881	$(934)	$1,197	$(1,154)

Current	$658	$(642)	$910	$(847)
Noncurrent	233	(293)	287	(325)
Total derivatives	$891	$(935)	$1,197	$(1,172)
The fair value of derivative instruments at DTE Electric was $3 million and $7 million at March 31, 2024 and December 31, 2023, respectively, comprised of FTRs recorded to Current Assets - Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $3 million issued and outstanding at March 31, 2024 and December 31, 2023, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $4 million and $10 million at March 31, 2024 and December 31, 2023, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2024	December 31, 2023
	(In millions)
Cash collateral netted against Derivative assets	$(2)	$—
Cash collateral netted against Derivative liabilities	49	72
Cash collateral recorded in Accounts receivable(a)	58	57
Cash collateral recorded in Accounts payable(a)	(4)	(3)
Total net cash collateral posted (received)	$101	$126
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2024			December 31, 2023
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$499	$(346)	$153	$637	$(416)	$221
Electricity	235	(155)	80	421	(243)	178
Environmental & Other	146	(142)	4	139	(132)	7
Interest rate contracts	10	—	10	—	—	—
Foreign currency exchange contracts	1	—	1	—	—	—
Total derivative assets	$891	$(643)	$248	$1,197	$(791)	$406

Derivative liabilities
Commodity contracts(a)
Natural gas	$(506)	$371	$(135)	$(615)	$429	$(186)
Electricity	(267)	167	(100)	(388)	297	(91)
Environmental & Other	(161)	152	(9)	(150)	137	(13)
Interest rate contracts	—	—	—	(16)	—	(16)
Foreign currency exchange contracts	(1)	—	(1)	(3)	—	(3)
Total derivative liabilities	$(935)	$690	$(245)	$(1,172)	$863	$(309)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2024				December 31, 2023
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$658	$233	$(642)	$(293)	$910	$287	$(847)	$(325)
Counterparty netting	(467)	(174)	467	174	(613)	(178)	613	178
Collateral adjustment	—	(2)	49	—	—	—	57	15
Total derivatives as reported	$191	$57	$(126)	$(119)	$297	$109	$(177)	$(132)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2024	2023
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(69)	$71
Natural gas	Fuel, purchased power, gas, and other — non-utility	59	148
Electricity	Operating Revenues — Non-utility operations	(5)	(115)
Environmental & Other	Operating Revenues — Non-utility operations	(7)	(1)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	2	—
Total		$(20)	$103
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2024:

Commodity	Number of Units
Natural gas (MMBtu)	2,169,902,328
Electricity (MWh)	42,932,324
Oil (Gallons)	3,204,000
Foreign currency exchange ($ CAD)	127,734,587
FTR (MWh)	29,452
Renewable Energy Certificates (MWh)	11,275,250
Carbon emissions (Metric Tons)	123,848
Interest rate contracts ($ USD)	950,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $413 million.
As of March 31, 2024, DTE Energy had $793 million of derivatives in net liability positions, for which hard triggers exist. There is $5 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $622 million. The net remaining amount of $166 million is derived from the $413 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — LONG-TERM DEBT
Debt Issuances
Refer to the table below for debt issued through March 31, 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior Notes(a)	5.10%	2029	$1,200
DTE Electric	February	Mortgage Bonds(b)	4.85%	2026	500
DTE Electric	February	Mortgage Bonds(b)	5.20%	2034	500
					$2,200
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
Debt Redemptions
In March 2024, DTE Electric redeemed at maturity the $100 million of remaining principal on its 2013 Series B 3.65% Mortgage bonds.

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2024, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.64 to 1, 0.53 to 1, and 0.45 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of March 31, 2024 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2028	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2024	175	—	—	175
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facilities(a)	150	—	—	150
Unsecured letter of credit facility(b)	—	100	—	100
	1,975	900	300	3,175
Amounts outstanding at March 31, 2024
Commercial paper issuances	80	210	—	290
Letters of credit	96	58	—	154
	176	268	—	444
Net availability at March 31, 2024	$1,799	$632	$300	$2,731
_______________________________________
(a)Uncommitted letter of credit facilities with automatic renewal provision and therefore no expiration.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At March 31, 2024, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $140 million and $152 million at March 31, 2024 and December 31, 2023, respectively, and were fully offset by posted collateral.

NOTE 10 — LEASES
Lessor
During the first quarter 2024, DTE Energy completed construction of and began operating certain energy infrastructure assets under a long-term agreement with a large industrial customer. DTE Energy began leasing these assets to the customer for a 20-year term ending in 2044. DTE Energy has accounted for this arrangement as a finance lease, recognizing a net investment of $119 million as of March 31, 2024. Under the long-term agreement, additional energy infrastructure assets remain under construction and are expected to be completed through the remainder of 2024. The assets will be subsequently leased to the customer and increase the net investment in finance leases accordingly.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
March 31, 2024
(In millions)
2024	$36
2025	48
2026	47
2027	47
2028	47
2029 and Thereafter	584
Total minimum future lease receipts	809
Residual value of leased pipeline	17
Less unearned income	421
Net investment in finance lease	405
Less current portion	11
$394

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Interest income recognized under finance leases was $8 million and $7 million for the three months ended March 31, 2024 and 2023, respectively.
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fixed payments	$4	$4
Variable payments	10	11
	$14	$15

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
In 2015, the EPA finalized the NAAQS for ground level ozone. In August 2018, the EPA designated southeast Michigan as "marginal non-attainment" with the 2015 ozone NAAQS. In January 2022, after collecting several years of data, the state submitted a request to the EPA for redesignation of the southeast Michigan ozone non-attainment area to attainment, and to accept their maintenance plan and emission inventories as a revision to the Michigan SIP. On May 19, 2023, the EPA posted in the Federal Register the redesignation of attainment of the ozone standard for the seven-county Southeast Michigan region. DTE Electric does not expect a significant financial impact related to the ozone NAAQS at this time, pending finalization of the state rules and implementation plans.
In March 2024, the EPA finalized the NAAQS for fine particulate matter, particles of pollution with diameters generally 2.5 micrometers and smaller (PM2.5). It is likely that areas of Michigan in which DTE Electric operates will be designated as non-attainment in the future and the state will be required to develop a SIP for such areas. No impact is expected in the near term, and any long-term financial impacts cannot be assessed at this time.
In May 2023, the EPA proposed new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. DTE Electric provided individual comments on the proposal and also worked with industry partners on a broader set of comments. The financial impact cannot be estimated until a final rule is issued, which is currently expected by May 2024.
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
DTE Electric is currently evaluating the compliance options and working with the state of Michigan on identifying any necessary controls or modifications to existing intake structures. DTE Electric's current capital plan includes an estimated $81 million of compliance-related expenditures, including $54 million for 2024 through 2028. Projected capital expenditures are expected to decrease as a result of the planned conversion of the Belle River power plant to natural gas and the retirement of Monroe power plant generating units. However, discussions with the state are ongoing and a revised cost estimate has not yet been determined.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. Cleanup of one of the MGP sites is complete, and that site is closed. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2024 and December 31, 2023, DTE Electric had $9 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
DTE Electric submitted applications to the EPA that support continued use of all impoundments through their active lives. DTE Electric subsequently ceased receipt of waste at the St. Clair power plant bottom ash basins and initiated closure, resulting in withdrawal of the Part A demonstration for the plant. Additionally, DTE Electric implemented projects at the Belle River and Monroe power plants to cease receipt of waste within any unlined CCR impoundments, resulting in withdrawals of the Part B applications for those plants.

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
DTE Electric currently estimates the impact of the CCR and ELG rules to be $412 million of capital expenditures, including $403 million for 2024 through 2028. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that are expected to be finalized in mid-2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2024 and December 31, 2023, DTE Gas had $26 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Air — In March 2023, the EPA published the Good Neighbor Rule, which includes provisions for compressor engines operated for the transportation of natural gas. The status of the rule remains uncertain as litigation is ongoing. At this time, DTE Gas does not expect a significant financial impact.
As noted above for DTE Electric, the EPA finalized the NAAQS for fine particulate matter in March 2024. It is likely that areas of Michigan in which DTE Gas operates will be designated as non-attainment in the future and the state will be required to develop a SIP for such areas. No impact is expected in the near term, and any long-term financial impacts cannot be assessed at this time.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice, on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. The case is currently in the discovery phase and trial is scheduled for April 2025. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2024 was $392 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $44 million at March 31, 2024. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2024, DTE Energy had $334 million of performance bonds outstanding, including $159 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,900 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 51% and 59% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 8% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In May 2023, the MPSC approved a jointly-filed request by DTE Electric and Consumers for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba Corporation moves forward. Such costs will be offset by any potential litigation proceeds received from TAES or Toshiba Corporation. DTE Electric and Consumers will have the opportunity to seek recovery and ratemaking treatment for amounts which are not recovered from TAES or Toshiba Corporation.
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
The following table details the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(In millions)
Three Months Ended March 31,
Service cost	$14	$14	$4	$4
Interest cost	52	54	16	16
Expected return on plan assets	(85)	(88)	(30)	(28)
Amortization of:
Net actuarial loss	15	2	2	3
Prior service credit	(1)	(1)	(3)	(4)
Settlements	—	2	—	—
Net periodic benefit credit	$(5)	$(17)	$(11)	$(9)
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, other income and deductions, and capital expenditures was a credit of $1 million and $9 million for the three months ended March 31, 2024 and 2023, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Service cost	$3	$3
Interest cost	12	12
Expected return on plan assets	(20)	(18)
Amortization of:
Prior service credit	(1)	(3)
Net periodic benefit credit	$(6)	$(6)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy’s postretirement benefit plans in 2024, and contributions to the qualified pension plans are expected to be nominal. Plans may be updated at the discretion of management and depending on economic and financial market conditions.

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Electric	$18	$17
Gas	4	5
DTE Vantage	11	10
Energy Trading	25	27
Corporate and Other	—	—
	$58	$59
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
Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Revenues — Utility operations
Electric	$1,466	$1,375
Gas	711	707
Operating Revenues — Non-utility operations
Electric	4	4
DTE Vantage	184	184
Energy Trading	933	1,568
Corporate and Other	—	—
Reconciliation and Eliminations	(58)	(59)
Total	$3,240	$3,779

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$171	$101
Gas	154	171
DTE Vantage	8	27
Energy Trading	1	138
Corporate and Other	(21)	8
Net Income Attributable to DTE Energy Company	$313	$445

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$313	$445
Diluted Earnings per Common Share	$1.51	$2.16
The decrease in Net Income Attributable to DTE Energy Company for the three months ended March 31, 2024 was primarily due to lower earnings in the Energy Trading, Corporate and Other, DTE Vantage, and Gas segments, partially offset by higher earnings in the Electric segment.
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
Additionally, as a result of legislation passed by the state of Michigan in 2023, DTE Energy will be required to meet a 100% clean energy portfolio standard by 2040. Clean energy sources include renewables, nuclear, and natural gas-fired plants equipped with a carbon capture and storage system that is at least 90% effective in reducing carbon emissions to the atmosphere. The legislation also requires 50% of an electric utility's energy to be generated from renewable sources by 2030 and 60% by 2035. DTE Energy is currently assessing the impacts of this legislation and will include updates in its next Integrated Resource Plan to comply with the new requirements.
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
DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities, and plans to repurpose the Trenton Channel plant to a battery energy storage system in 2026. DTE Electric has also announced plans to retire its remaining six coal-fired generating units, including converting the two units at the Belle River facility from a base load coal plant to a natural gas peaking resource in 2025-2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2032. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
DTE Gas' capital investments over the 2024-2028 period are estimated at $3.7 billion, comprised of $2.1 billion for base infrastructure and $1.6 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1 billion to $1.5 billion from 2024-2028 for renewable energy projects and custom energy solutions, while expanding into carbon capture and sequestration.

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$171	$101
Gas	154	171
DTE Vantage	8	27
Energy Trading	1	138
Corporate and Other	(21)	8
Net Income Attributable to DTE Energy Company	$313	$445

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Revenues
Utility operations	$1,466	$1,375
Non-utility operations	4	4
	1,470	1,379
Operating Expenses
Fuel and purchased power — utility	367	362
Operation and maintenance	384	410
Depreciation and amortization	353	320
Taxes other than income	84	85
	1,188	1,177
Operating Income	282	202
Other (Income) and Deductions	93	84
Income Tax Expense	18	17
Net Income Attributable to DTE Energy Company	$171	$101
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to non-utility operations at DTE Sustainable Generation (some of which includes intra-segment activity that is eliminated in consolidation) and the classification of certain benefit costs. Refer to Note 12 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.

Operating Revenues increased $91 million in the three months ended March 31, 2024. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase was due to the following:

Three Months
(In millions)
Implementation of new rates	$85
Base sales	16
Regulatory mechanism - DTE Securitization I and II	16
Regulatory mechanism - TRM	12
Power Supply Cost Recovery	6
Weather	(6)
Interconnection sales	(7)
Regulatory mechanism - RPS	(12)
Rate mix	(17)
Other regulatory mechanisms and other(a)	(2)
$91
______________________________
(a)Primarily includes regulatory mechanism relating to EWR.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2024	2023
	(In thousands of MWh)
DTE Electric Sales
Residential	3,491	3,464
Commercial	3,894	3,846
Industrial	2,111	2,116
Other	54	56
	9,550	9,482
Interconnection sales	1,262	1,595
Total DTE Electric Sales	10,812	11,077

DTE Electric Deliveries
Retail and wholesale	9,550	9,482
Electric retail access, including self-generators(a)	1,050	1,042
Total DTE Electric Sales and Deliveries	10,600	10,524
______________________________
(a)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Fuel and purchased power — utility expense increased $5 million in the three months ended March 31, 2024. The increase was due to the following:

Three Months
(In millions)
Purchased power - higher volumes and prices due to higher demand	$21
Coal - lower consumption, partially offset by higher prices	(14)
Other	(2)
$5

Operation and maintenance expense decreased $26 million in the three months ended March 31, 2024. The decrease was primarily due to lower distribution operations expense of $76 million (primarily due to lower storm restoration costs), partially offset by one-time costs of $31 million resulting from the voluntary separation incentive program and higher plant generation expense of $17 million.
Depreciation and amortization expense increased $33 million in the three months ended March 31, 2024. The increase was primarily due a $27 million increase from a higher depreciable base and a $6 million increase associated with the TRM.
Other (Income) and Deductions increased $9 million in the three months ended March 31, 2024. The increase was primarily due to higher net interest expense of $20 million, partially offset by higher AFUDC equity of $9 million and higher investment income of $2 million.
Income Tax Expense increased $1 million in the three months ended March 31, 2024. The increase was primarily due to higher earnings, partially offset by higher production tax credits.
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
DTE Electric filed a rate case with the MPSC on March 28, 2024 requesting an increase in base rates of $456 million based on a projected twelve-month period ending December 31, 2025, and an increase in return on equity from 9.9% to 10.5%. The requested increase in base rates was primarily due to the capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. The requested increase in base rates was also due to the increased cost of debt resulting from market dynamics and increasing operating and maintenance expenses. A final MPSC order in this case is expected in January 2025.

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Revenues — Utility operations	$711	$707

Operating Expenses
Cost of gas — utility	261	254
Operation and maintenance	136	125
Depreciation and amortization	54	51
Taxes other than income	32	31
Asset (gains) losses and impairments, net	—	(1)
	483	460
Operating Income	228	247
Other (Income) and Deductions	25	22
Income Tax Expense	49	54
Net Income Attributable to DTE Energy Company	$154	$171

Operating Revenues — Utility operations increased $4 million in the three months ended March 31, 2024. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The increase was due to the following:

Three Months
(In millions)
Infrastructure recovery mechanism	$9
Gas Cost Recovery	7
Base sales	(3)
Weather	(6)
Other	(3)
$4
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2024	2023
	(In Bcf)
Gas Markets
Gas sales	61	62
End-user transportation	51	50
	112	112
Intermediate transportation	151	148
Total Gas sales	263	260
Cost of gas — utility expense increased $7 million in the three months ended March 31, 2024. The increase was primarily due to a higher cost of gas of $12 million, partially offset by lower sales volumes of $5 million.
Operation and maintenance expense increased $11 million in the three months ended March 31, 2024. The increase was primarily due to one-time costs of $8 million resulting from the voluntary separation incentive program and higher gas operations expense of $5 million, partially offset by lower uncollectible expense of $3 million.
Depreciation and amortization expense increased $3 million in the three months ended March 31, 2024. The increase was primarily due to a higher depreciable base.
Other (Income) and Deductions increased $3 million in the three months ended March 31, 2024. The increase was primarily due to higher net interest expense of $3 million.
Income Tax Expense decreased $5 million in the three months ended March 31, 2024. The decrease was primarily due to lower earnings.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$184	$184

Operating Expenses
Fuel, purchased power, and gas — non-utility	100	94
Operation and maintenance	58	58
Depreciation and amortization	15	13
Taxes other than income	3	3
Asset (gains) losses and impairments, net	(1)	—
	175	168
Operating Income	9	16
Other (Income) and Deductions	1	(9)
Income Taxes
Expense	2	7
Tax credits	(2)	(9)
	—	(2)
Net Income Attributable to DTE Energy Company	$8	$27
Operating Revenues — Non-utility operations had no change in the three months ended March 31, 2024. Activity for the period included the following:

Three Months
(In millions)
Higher sales in the Renewables business	4
Lower demand in the Steel business	(1)
Sale of project in the On-site business	(3)
$—
Fuel, purchased power, and gas — non-utility expense increased $6 million in the three months ended March 31, 2024. The increase was due to the following:

Three Months
(In millions)
Higher sales in the Renewables business	$8
Higher costs in the Steel business	1
Sale of project in the On-site business	(3)
Other	—
$6
Other (Income) and Deductions changed by $10 million in the three months ended March 31, 2024. The change was primarily due to $10 million of lower equity investment earnings in the Renewables business.
Income Taxes — Tax credits decreased $7 million in the three months ended March 31, 2024. The decrease was primarily due to lower investment tax credits in the Renewables business.

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$933	$1,568

Operating Expenses
Purchased power, gas, and other — non-utility	905	1,356
Operation and maintenance	26	21
Depreciation and amortization	1	1
Taxes other than income	3	3
	935	1,381
Operating Income (Loss)	(2)	187
Other (Income) and Deductions	(3)	3
Income Tax Expense	—	46
Net Income Attributable to DTE Energy Company	$1	$138
Operating Revenues — Non-utility operations decreased $635 million in the three months ended March 31, 2024. The following table details changes relative to the comparable prior period:

Three Months
(In millions)
Gas structured and gas transportation strategies - ($353) primarily due to lower gas prices, ($60) settled financial hedges	$(413)
Unrealized MTM - ($151) losses compared to ($4) losses in the prior period	(147)
Other realized gain (loss)	(75)
$(635)
Purchased power, gas, and other — non-utility expense decreased $451 million in the three months ended March 31, 2024. The following table details changes relative to the comparable prior period:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(438)
Unrealized MTM - $59 losses compared to $148 losses in the prior period	89
Other realized (gain) loss	(102)
$(451)
Operation and maintenance expense increased $5 million in the three months ended March 31, 2024. The increase was primarily due to higher compensation costs.

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
Operating Income (Loss) decreased $189 million for the three months ended March 31, 2024, which includes a $103 million unfavorable change in timing-related gains primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The decrease also includes a $122 million unfavorable change in timing-related gains and losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
Other (Income) and Deductions changed by $6 million in the three months ended March 31, 2024. The change was primarily due to higher interest income.
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
See also the "Fair Value" section herein and Notes 6 and 7 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $21 million for the three months ended March 31, 2024 represents a change of $29 million from the net income of $8 million in the comparable 2023 period. The change was primarily due to effective income tax rate adjustments, higher net interest expense, higher state income taxes, and equity investment losses.
Outlook — Corporate and Other will continue to support DTE Energy's goals to achieve long-term earnings growth by managing corporate costs such as interest and tax expense while making prudent investments. Corporate and Other will also continue to support DTE Energy in achieving a strong balance sheet, access to capital markets, and implementation of a financing plan that includes interest rate management in order to manage interest costs that have increased in recent periods.

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

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$51	$43
Net cash from operating activities	1,042	924
Net cash used for investing activities	(1,616)	(981)
Net cash from financing activities	872	151
Net Increase in Cash, Cash Equivalents, and Restricted Cash	298	94
Cash, Cash Equivalents, and Restricted Cash at End of Period	$349	$137
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $118 million in 2024. The increase was primarily due to higher cash from working capital items, partially offset by a decrease in Net income.
The change in working capital items in 2024 was primarily due to increases in cash related to Accounts payable, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by decreases in cash related to Accounts receivable, net and Inventories.
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
Net cash used for investing activities increased by $635 million in 2024 primarily due to increases in utility plant and equipment expenditures and Notes receivable, and the Investment in time deposit.
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
Net cash from financing activities increased by $721 million in 2024 primarily due to an increase in cash related to the Issuance of long-term debt, net of discount and issuance costs, partially offset by a decrease in cash related to Redemption of long-term debt.

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
Over the long-term, DTE Energy does not have any equity commitments and will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring changes in interest rates and impacts on the cost of borrowing.
Uses of Cash
DTE Energy has $2.4 billion in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $413 million.

Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
2	Significant Accounting Policies
7	Financial and Other Derivative Instruments
8	Long-Term Debt
9	Short-Term Credit Arrangements and Borrowings
11	Commitments and Contingencies
12	Retirement Benefits and Trusteed Assets
Also refer to the "Capital Investments" section above regarding DTE Energy's capital strategy and estimated spend over the next five years. For additional information regarding DTE Energy's future cash obligations, including scheduled debt maturities and interest payments, minimum lease payments, and future purchase commitments, refer to DTE Energy's Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity
DTE Energy has approximately $3.0 billion of available liquidity at March 31, 2024, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2023	$97
Reclassified to realized upon settlement	(74)
Changes in fair value recorded to income	(20)
Amounts recorded to unrealized income	(94)
Changes in fair value recorded in Regulatory liabilities	(2)
Amounts recorded in other comprehensive income, pre-tax	27
Change in collateral	(25)
MTM at March 31, 2024	$3
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2027 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2024	2025	2026	2027 and Beyond	Total Fair Value
	(In millions)
Level 1	$(68)	$(12)	$(1)	$—	$(81)
Level 2	41	24	10	(12)	63
Level 3	(7)	9	5	(33)	(26)
MTM before collateral adjustments	$(34)	$21	$14	$(45)	(44)
Collateral adjustments					47
MTM at March 31, 2024					$3

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2024:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$378	$—	$378
BBB+ and BBB	312	(3)	309
BBB-	10	—	10
Total Investment Grade	700	(3)	697
Non-investment grade(b)	5	—	5
Internally Rated — investment grade(c)	357	—	357
Internally Rated — non-investment grade(d)	11	(2)	9
Total	$1,073	$(5)	$1,068
_______________________________________
(a)This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 27% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of March 31, 2024, DTE Energy had floating rate debt of $290 million and a floating rate debt-to-total debt ratio of 1.4%.

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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2024 and 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2024	2023	2024	2023	Change in the Fair Value of
	(In millions)
Environmental contracts	$(10)	$(2)	$10	$2	Commodity contracts
Gas contracts	$39	$19	$(39)	$(19)	Commodity contracts
Power contracts	$(2)	$8	$2	$(8)	Commodity contracts
Oil contracts	$1	$1	$(1)	$(1)	Commodity contracts
Interest rate risk — DTE Energy	$(781)	$(709)	$837	$762	Long-term debt
Interest rate risk — DTE Electric	$(515)	$(480)	$560	$523	Long-term debt
For further discussion of market risk, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 4 and 11 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.
For environmental proceedings in which the government is a party, the Registrants have included disclosures if any sanctions of $1 million or greater are expected.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2023 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2024:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2024 — 01/31/2024	26,336	$105.00	—	—	—
02/01/2024 — 02/29/2024	45	$107.47	—	—	—
03/01/2024 — 03/31/2024	5,473	$116.98	—	—	—
Total	31,854		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Insider Trading Arrangements and Policies
During the quarter ended March 31, 2024, no DTE Energy directors or officers have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Supplemental Indenture dated as of February 1, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2024 Series A)
X

4.2
Supplemental Indenture dated as of February 1, 2024, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (2024 Series B and C)
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

Date:	April 25, 2024
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)