Form 10-Q
period 2024-06-30
DTE ENERGY CO; DTE Electric Co
filed 2024-07-25
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2024:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,020,080

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Interconnection sales	Sales of power by DTE Electric into the energy market through MISO, generally resulting from excess generation compared to customer demand

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

DEFINITIONS

MTM	Mark-to-market

NAAQS	National Ambient Air Quality Standards

NAV	Net Asset Value

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,879	$1,617	$4,035	$3,677
Non-utility operations	996	1,067	2,080	2,786
	2,875	2,684	6,115	6,463
Operating Expenses
Fuel, purchased power, and gas — utility	435	345	1,035	929
Fuel, purchased power, gas, and other — non-utility	845	925	1,834	2,362
Operation and maintenance	543	505	1,133	1,105
Depreciation and amortization	427	396	850	781
Taxes other than income	123	114	245	236
Asset (gains) losses and impairments, net	—	2	(1)	1
	2,373	2,287	5,096	5,414
Operating Income	502	397	1,019	1,049

Other (Income) and Deductions
Interest expense	233	192	451	383
Interest income	(36)	(13)	(54)	(30)
Non-operating retirement benefits, net	—	5	—	8
Other income	(65)	(31)	(92)	(57)
Other expenses	12	9	22	15
	144	162	327	319
Income Before Income Taxes	358	235	692	730

Income Tax Expense	36	34	57	84

Net Income Attributable to DTE Energy Company	$322	$201	$635	$646

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.56	$0.97	$3.07	$3.13

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.55	$0.97	$3.06	$3.13

Weighted Average Common Shares Outstanding
Basic	207	206	206	206
Diluted	207	206	207	206

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net Income	$322	$201	$635	$646

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1 for all periods	1	—	2	1
Net unrealized gains on derivatives, net of taxes of $4, $2, $12, and $1, respectively	12	6	38	2
Foreign currency translation	(1)	2	(3)	2
Other comprehensive income	12	8	37	5

Comprehensive Income Attributable to DTE Energy Company	$334	$209	$672	$651

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$20	$26
Restricted cash	67	25
Accounts receivable (less allowance for doubtful accounts of $74 and $63, respectively)
Customer	1,503	1,632
Other	247	155
Inventories
Fuel and gas	392	421
Materials, supplies, and other	772	633
Derivative assets	202	297
Regulatory assets	48	108
Current investments	1,062	—
Other	203	242
	4,516	3,539
Investments
Nuclear decommissioning trust funds	2,170	2,041
Investments in equity method investees	125	166
Other long-term investments	166	168
	2,461	2,375
Property
Property, plant, and equipment	38,985	37,274
Accumulated depreciation and amortization	(9,540)	(9,105)
	29,445	28,169
Other Assets
Goodwill	1,993	1,993
Regulatory assets	6,501	6,209
Securitized regulatory assets	725	758
Intangible assets	152	156
Notes receivable	815	420
Derivative assets	77	109
Prepaid postretirement costs	674	633
Operating lease right-of-use assets	173	132
Other	279	262
	11,389	10,672
Total Assets	$47,811	$44,755

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,307	$1,361
Accrued interest	229	170
Dividends payable	422	210
Short-term borrowings	560	1,283
Current portion long-term debt, including securitization bonds and finance leases	3,209	2,142
Derivative liabilities	144	177
Gas inventory equalization	40	—
Regulatory liabilities	46	71
Operating lease liabilities	17	17
Other	533	452
	6,507	5,883
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	17,701	15,819
Securitization bonds	671	705
Junior subordinated debentures	884	883
Finance lease liabilities	18	13
	19,274	17,420
Other Liabilities
Deferred income taxes	2,843	2,649
Regulatory liabilities	2,645	2,603
Asset retirement obligations	3,867	3,556
Unamortized investment tax credit	179	181
Derivative liabilities	103	132
Accrued pension liability	307	350
Accrued postretirement liability	297	301
Nuclear decommissioning	339	320
Operating lease liabilities	152	108
Other	186	197
	10,918	10,397
Commitments and Contingencies (Notes 4 and 11)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,020,080 and 206,357,070 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	6,732	6,713
Retained earnings	4,404	4,404
Accumulated other comprehensive loss	(30)	(67)
Total DTE Energy Company Equity	11,106	11,050
Noncontrolling interests	6	5
Total Equity	11,112	11,055
Total Liabilities and Equity	$47,811	$44,755

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In millions)
Operating Activities
Net Income	$635	$646
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	850	781
Nuclear fuel amortization	21	31
Allowance for equity funds used during construction	(38)	(18)
Deferred income taxes	132	88
Equity (earnings) of equity method investees	(24)	(4)
Dividends from equity method investees	2	2
Asset (gains) losses and impairments, net	(1)	1
Changes in assets and liabilities:
Accounts receivable, net	37	685
Inventories	(110)	1
Prepaid postretirement benefit costs	(41)	(40)
Accounts payable	(91)	(490)
Gas inventory equalization	40	41
Accrued pension liability	(43)	(37)
Accrued postretirement liability	(4)	(4)
Derivative assets and liabilities	65	(217)
Regulatory assets and liabilities	211	381
Other current and noncurrent assets and liabilities	160	(88)
Net cash from operating activities	1,801	1,759
Investing Activities
Plant and equipment expenditures — utility	(2,060)	(1,851)
Plant and equipment expenditures — non-utility	(32)	(25)
Proceeds from sale of assets	45	—
Proceeds from sale of nuclear decommissioning trust fund assets	347	423
Investment in nuclear decommissioning trust funds	(350)	(419)
Distributions from equity method investees	19	12
Contributions to equity method investees	(4)	(22)
Notes receivable	(400)	(24)
Investment in time deposits	(1,050)	—
Other	(39)	(52)
Net cash used for investing activities	(3,524)	(1,958)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	3,022	2,278
Redemption of long-term debt	(119)	(1,044)
Short-term borrowings, net	(723)	(634)
Dividends paid on common stock	(404)	(376)
Other	(17)	(27)
Net cash from financing activities	1,759	197
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	36	(2)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	51	43
Cash, Cash Equivalents, and Restricted Cash at End of Period	$87	$41

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$523	$364

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	313	—	—	313
Dividends declared on common stock ($1.02 per Common Share)	—	—	(211)	—	—	(211)
Issuance of common stock	84	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	25	—	25
Stock-based compensation and other	496	(12)	(1)	—	—	(13)
Balance, March 31, 2024	206,937	$6,710	$4,505	$(42)	$5	$11,178
Net Income	—	—	322	—	—	322
Dividends declared on common stock ($2.04 per Common Share)	—	—	(422)	—	—	(422)
Issuance of common stock	83	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	12	—	12
Stock-based compensation and other	—	13	(1)	—	1	13
Balance, June 30, 2024	207,020	$6,732	$4,404	$(30)	$6	$11,112

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($0.95 per Common Share)	—	—	(196)	—	—	(196)
Issuance of common stock	76	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Stock-based compensation and other	401	(8)	(2)	—	—	(10)
Balance, March 31, 2023	206,109	$6,652	$4,055	$(65)	$4	$10,646
Net Income	—	—	201	—	—	201
Dividends declared on common stock ($1.91 per Common Share)	—	—	(393)	—	—	(393)
Issuance of common stock	76	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	8	—	8
Stock-based compensation and other	(9)	16	(1)	—	—	15
Balance, June 30, 2023	206,176	$6,676	$3,862	$(57)	$4	$10,485

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Utility operations	$1,611	$1,326	$3,077	$2,701

Operating Expenses
Fuel and purchased power — utility	423	315	793	680
Operation and maintenance	332	317	712	728
Depreciation and amortization	353	328	703	645
Taxes other than income	88	84	172	168
	1,196	1,044	2,380	2,221
Operating Income	415	282	697	480

Other (Income) and Deductions
Interest expense	124	103	241	205
Interest income	(2)	(5)	(4)	(11)
Non-operating retirement benefits, net	(2)	(1)	—	(2)
Other income	(32)	(20)	(64)	(40)
Other expenses	12	7	21	13
	100	84	194	165
Income Before Income Taxes	315	198	503	315

Income Tax Expense	37	19	55	36

Net Income	$278	$179	$448	$279

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net Income	$278	$179	$448	$279
Other comprehensive income	—	—	—	—
Comprehensive Income	$278	$179	$448	$279

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$8	$15
Restricted cash	53	17
Accounts receivable (less allowance for doubtful accounts of $42 and $41, respectively)
Customer	885	764
Affiliates	8	12
Other	145	55
Inventories
Fuel	210	191
Materials and supplies	465	409
Regulatory assets	44	99
Other	97	114
	1,915	1,676
Investments
Nuclear decommissioning trust funds	2,170	2,041
Other	63	53
	2,233	2,094
Property
Property, plant, and equipment	29,290	27,936
Accumulated depreciation and amortization	(6,919)	(6,570)
	22,371	21,366
Other Assets
Regulatory assets	5,895	5,596
Securitized regulatory assets	725	758
Prepaid postretirement costs — affiliates	402	378
Operating lease right-of-use assets	144	101
Other	232	216
	7,398	7,049
Total Assets	$33,917	$32,185

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$61	$58
Other	727	696
Accrued interest	141	113
Current portion long-term debt, including securitization bonds and finance leases	432	166
Regulatory liabilities	24	49
Short-term borrowings
Affiliates	51	—
Other	560	385
Operating lease liabilities	14	15
Other	188	169
	2,198	1,651
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,821	10,174
Securitization bonds	671	705
Finance lease liabilities	8	4
	11,500	10,883
Other Liabilities
Deferred income taxes	3,281	3,109
Regulatory liabilities	1,716	1,710
Asset retirement obligations	3,631	3,326
Unamortized investment tax credit	179	181
Nuclear decommissioning	339	320
Accrued pension liability — affiliates	309	334
Accrued postretirement liability — affiliates	285	290
Operating lease liabilities	127	81
Other	68	76
	9,935	9,427
Commitments and Contingencies (Notes 4 and 11)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,361	7,361
Retained earnings	2,923	2,863
Total Shareholder’s Equity	10,284	10,224
Total Liabilities and Shareholder’s Equity	$33,917	$32,185

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In millions)
Operating Activities
Net Income	$448	$279
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	703	645
Nuclear fuel amortization	21	31
Allowance for equity funds used during construction	(37)	(17)
Deferred income taxes	129	34
Changes in assets and liabilities:
Accounts receivable, net	(207)	(12)
Inventories	(75)	(87)
Accounts payable	24	(39)
Prepaid postretirement benefit costs — affiliates	(24)	(24)
Accrued pension liability — affiliates	(25)	(26)
Accrued postretirement liability — affiliates	(5)	(4)
Regulatory assets and liabilities	155	286
Other current and noncurrent assets and liabilities	(47)	(106)
Net cash from operating activities	1,060	960
Investing Activities
Plant and equipment expenditures	(1,704)	(1,485)
Proceeds from sale of nuclear decommissioning trust fund assets	347	423
Investment in nuclear decommissioning trust funds	(350)	(419)
Notes receivable and other	(24)	(8)
Net cash used for investing activities	(1,731)	(1,489)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	993	1,285
Redemption of long-term debt	(119)	(19)
Short-term borrowings, net — affiliates	51	(27)
Short-term borrowings, net — other	175	(346)
Dividends paid on common stock	(388)	(356)
Other	(12)	(14)
Net cash from financing activities	700	523
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	29	(6)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	32	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$61	$18

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$412	$285

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	170	170
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, March 31, 2024	138,632	$1,386	$5,975	$2,839	$10,200
Net Income	—	—	—	278	278
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, June 30, 2024	138,632	$1,386	$5,975	$2,923	$10,284

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	100	100
Dividends declared on common stock	—	—	—	(182)	(182)
Balance, March 31, 2023	138,632	$1,386	$5,216	$3,011	$9,613
Net Income	—	—	—	179	179
Dividends declared on common stock	—	—	—	(174)	(174)
Balance, June 30, 2023	138,632	$1,386	$5,216	$3,016	$9,618

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2024, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2024, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2024 and December 31, 2023. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	June 30, 2024		December 31, 2023
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$6	$—	$7	$—
Restricted cash	67	53	25	17
Accounts receivable	38	8	85	6
Securitized regulatory assets	725	725	758	758
Notes receivable(a)	595	—	183	—
Other current and long-term assets	—	—	4	1
	$1,431	$786	$1,062	$782

LIABILITIES
Accounts payable	$18	$—	$59	$—
Accrued interest	25	25	6	6
Securitization bonds(b)	750	750	769	769
Other current and long-term liabilities	34	16	20	8
	$827	$791	$854	$783
_______________________________________
(a)During the first quarter 2024, a consolidated VIE of DTE Vantage recorded a significant increase in Notes Receivable, primarily due to a one-time payment of $306 million for investments related to a large industrial project. At June 30, 2024, Notes Receivable includes $11 million reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $79 million and $64 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended June 30, 2024 and December 31, 2023, respectively.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Investments in equity method investees	$66	$112
Notes receivable	$21	$15

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Allowance for equity funds used during construction	$20	$9	$38	$18
Equity earnings of equity method investees	32	—	24	4
Contract services	6	7	13	13
Investment income(a)	3	4	9	9
Other	4	11	8	13
	$65	$31	$92	$57
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Allowance for equity funds used during construction	$19	$8	$37	$17
Contract services	7	6	13	12
Investment income(a)	2	3	7	6
Other	4	3	7	5
	$32	$20	$64	$40
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and six months ended June 30, 2024 and 2023, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	3.9	4.4	4.0	4.4
Production tax credits	(7.7)	(4.4)	(8.2)	(5.6)
TCJA regulatory liability amortization	(4.2)	(3.1)	(4.5)	(3.8)
Investment tax credits	(2.7)	(1.4)	(2.9)	(2.0)
State tax audit settlement, net of federal benefit	—	(1.8)	—	(0.6)
Other	(0.2)	(0.3)	(1.2)	(1.9)
Effective income tax rate	10.1%	14.4%	8.2%	11.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.3	5.7	5.3	5.7
Production tax credits	(9.2)	(8.2)	(9.6)	(7.8)
TCJA regulatory liability amortization	(4.4)	(5.3)	(4.6)	(5.0)
AFUDC equity	(1.2)	(0.5)	(1.3)	(0.4)
State tax audit settlement, net of federal benefit	—	(2.1)	—	(1.3)
Other	0.4	(0.9)	0.2	(0.8)
Effective income tax rate	11.9%	9.7%	11.0%	11.4%
DTE Electric had federal income tax receivables with DTE Energy of $6 million and $7 million at June 30, 2024 and December 31, 2023, respectively, included in Accounts Receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of June 30, 2024, DTE Energy had $83 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $10 million for the three months ended June 30, 2024 and 2023, respectively, while such allocation was $17 million and $20 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2024.

	DTE Energy				DTE Electric
	Year of Origination
	2024	2023	2022 and Prior	Total	2024 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$1	$4	$5	$—
Internal grade 2	404	7	25	436	1
Total notes receivable(a)	$404	$8	$29	$441	$1

Net investment in leases
Internal grade 1	$—	$—	$36	$36	$—
Internal grade 2	138	—	244	382	—
Total net investment in leases(a)	$138	$—	$280	$418	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2024	$62	$1	$63	$41
Current period provision	38	—	38	20
Write-offs charged against allowance	(50)	—	(50)	(34)
Recoveries of amounts previously written off	23	—	23	15
Ending reserve balance, June 30, 2024	$73	$1	$74	$42

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2023	$78	$1	$79	$49
Current period provision	52	—	52	36
Write-offs charged against allowance	(112)	—	(112)	(72)
Recoveries of amounts previously written off	44	—	44	28
Ending reserve balance, December 31, 2023	$62	$1	$63	$41
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
DTE Energy	$17	$13	$38	$35
DTE Electric	$11	$9	$21	$17
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Electric(a)
Residential	$744	$658	$1,444	$1,312
Commercial	571	524	1,127	1,019
Industrial	187	186	370	355
Other(b)	114	(39)	145	22
Total Electric operating revenues	$1,616	$1,329	$3,086	$2,708

Gas
Gas sales	$201	$216	$766	$817
End User Transportation	53	54	135	140
Intermediate Transportation	16	16	45	47
Other(b)	19	25	54	14
Total Gas operating revenues	$289	$311	$1,000	$1,018

Other segment operating revenues
DTE Vantage	$181	$189	$365	$373
Energy Trading	$837	$904	$1,770	$2,472
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $5 million and $3 million of Other revenues related to DTE Sustainable Generation for the three months ended June 30, 2024 and 2023, respectively, and $9 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Electric — Other revenues	$5	$5	$9	$10
Gas — Alternative Revenue Programs	$2	$1	$8	$4
Gas — Other revenues	$4	$2	$6	$5
DTE Vantage — Leases	$12	$10	$26	$25
Energy Trading — Derivatives	$586	$696	$1,245	$1,857
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Beginning Balance, January 1	$106	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	81	61
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(29)	(40)
Ending Balance, June 30	$158	$115

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2024	$136
2025	21
2026	1
2027	—
2028	—
2029 and thereafter	—
$158
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2024	$109	$4
2025	219	1
2026	142	—
2027	106	—
2028	71	—
2029 and thereafter	346	—
	$993	$5

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$322	$201	$635	$646
Less: Allocation of earnings to net restricted stock awards	—	1	1	2
Net income available to common shareholders — basic	$322	$200	$634	$644

Average number of common shares outstanding — basic	207	206	206	206

Basic Earnings per Common Share	$1.56	$0.97	$3.07	$3.13

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$322	$201	$635	$646
Less: Allocation of earnings to net restricted stock awards	—	1	1	2
Net income available to common shareholders — diluted	$322	$200	$634	$644

Average number of common shares outstanding — basic	207	206	206	206
Average performance share awards	—	—	1	—
Average number of common shares outstanding — diluted	207	206	207	206

Diluted Earnings per Common Share	$1.55	$0.97	$3.06	$3.13

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2024 and December 31, 2023. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2024						December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$9	$—	$—	$—	$—	$9	$13	$—	$—	$—	$—	$13
Nuclear decommissioning trusts
Equity securities	818	—	—	144	—	962	776	—	—	145	—	921
Fixed income securities	122	394	—	104	—	620	127	371	—	92	—	590
Private equity and other	—	—	—	347	—	347	—	—	—	312	—	312
Hedge funds and similar investments	134	77	—	—	—	211	119	65	—	—	—	184
Cash equivalents	30	—	—	—	—	30	34	—	—	—	—	34
Other investments(d)
Equity securities	65	—	—	—	—	65	58	—	—	—	—	58
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	29	—	—	—	—	29	37	—	—	—	—	37
Other	—	1,062	—	—	—	1,062	—	—	—	—	—	—
Derivative assets
Commodity contracts(e)
Natural gas	98	207	116	—	(275)	146	241	217	179	—	(416)	221
Electricity	—	155	100	—	(157)	98	—	258	163	—	(243)	178
Environmental & Other	—	150	28	—	(150)	28	—	131	8	—	(132)	7
Other contracts	—	7	—	—	—	7	—	—	—	—	—	—
Total derivative assets	98	519	244	—	(582)	279	241	606	350	—	(791)	406
Total	$1,312	$2,052	$244	$595	$(582)	$3,621	$1,412	$1,042	$350	$549	$(791)	$2,562

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(137)	$(162)	$(113)	$—	$277	$(135)	$(291)	$(167)	$(157)	$—	$429	$(186)
Electricity	—	(160)	(91)	—	158	(93)	—	(272)	(116)	—	297	(91)
Environmental & Other	—	(166)	(2)	—	150	(18)	—	(148)	(2)	—	137	(13)
Other contracts	—	(1)	—	—	—	(1)	—	(19)	—	—	—	(19)
Total	$(137)	$(489)	$(206)	$—	$585	$(247)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets at end of period	$1,175	$1,563	$38	$595	$3	$3,374	$1,121	$436	$75	$549	$72	$2,253
Assets
Current	$83	$1,432	$157	$—	$(399)	$1,273	$215	$461	$247	$—	$(613)	$310
Noncurrent	1,229	620	87	595	(183)	2,348	1,197	581	103	549	(178)	2,252
Total Assets	$1,312	$2,052	$244	$595	$(582)	$3,621	$1,412	$1,042	$350	$549	$(791)	$2,562
Liabilities
Current	$(108)	$(334)	$(106)	$—	$404	$(144)	$(240)	$(462)	$(145)	$—	$670	$(177)
Noncurrent	(29)	(155)	(100)	—	181	(103)	(51)	(144)	(130)	—	193	(132)
Total Liabilities	$(137)	$(489)	$(206)	$—	$585	$(247)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets at end of period	$1,175	$1,563	$38	$595	$3	$3,374	$1,121	$436	$75	$549	$72	$2,253
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $8 million and $11 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at June 30, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(a)	$7	$—	$—	$—	$7	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	818	—	—	144	962	776	—	—	145	921
Fixed income securities	122	394	—	104	620	127	371	—	92	590
Private equity and other	—	—	—	347	347	—	—	—	312	312
Hedge funds and similar investments	134	77	—	—	211	119	65	—	—	184
Cash equivalents	30	—	—	—	30	34	—	—	—	34
Other investments
Equity securities	24	—	—	—	24	21	—	—	—	21
Cash equivalents	19	—	—	—	19	11	—	—	—	11
Derivative assets — FTRs	—	—	28	—	28	—	—	7	—	7
Total	$1,154	$471	$28	$595	$2,248	$1,099	$436	$7	$549	$2,091

Assets
Current	$7	$—	$28	$—	$35	$11	$—	$7	$—	$18
Noncurrent	1,147	471	—	595	2,213	1,088	436	—	549	2,073
Total Assets	$1,154	$471	$28	$595	$2,248	$1,099	$436	$7	$549	$2,091
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $7 million and $11 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at June 30, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments in money market funds.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $143 million and $157 million as of June 30, 2024 and December 31, 2023, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(3)	$(25)	$2	(26)	$(62)	$(38)	$2	$(98)
Transfers into Level 3 from Level 2	1	—	—	1	—	—	—	—
Total gains (losses)
Included in earnings	31	93	(1)	123	11	75	1	87
Recorded in Regulatory liabilities	—	—	30	30	—	—	14	14
Purchases, issuances, and settlements
Settlements	(26)	(59)	(5)	(90)	(3)	(41)	(1)	(45)
Net Assets (Liabilities) as of June 30	$3	$9	$26	$38	$(54)	$(4)	$16	$(42)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$20	$80	$(31)	$69	$(3)	$49	$(32)	$(14)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$28	$28	$—	$—	$14	$14
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$22	$47	$6	$75	$(255)	$(33)	$11	$(277)
Total gains (losses)
Included in earnings(a)	7	90	(2)	95	162	30	2	194
Recorded in Regulatory liabilities	—	—	27	27	—	—	5	5
Purchases, issuances, and settlements
Settlements	(26)	(128)	(5)	(159)	39	(1)	(2)	36
Net Assets (Liabilities) as of June 30	$3	$9	$26	$38	$(54)	$(4)	$16	$(42)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(18)	$81	$(31)	$32	$90	$68	$(31)	$127
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$28	$28	$—	$—	$14	$14
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net Assets as of beginning of period	$3	$1	$7	$11
Total gains recorded in Regulatory liabilities	30	14	27	5
Purchases, issuances, and settlements
Settlements	(5)	(1)	(6)	(2)
Net Assets as of June 30	$28	$14	$28	$14
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$28	$14	$28	$14
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and six months ended June 30, 2024 and 2023.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$116	$(113)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.45)	—	$2.42	/MMBtu	$(0.12)	/MMBtu
Electricity	$100	$(91)	Discounted Cash Flow	Forward basis price (per MWh)	$(20.82)	—	$16.72	/MWh	$(3.79)	/MWh

	December 31, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$179	$(157)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.57)	—	$6.27	/MMBtu	$(0.08)	/MMBtu
Electricity	$163	$(116)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.49)	—	$15.47	/MWh	$(3.99)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$441	$—	$—	$474	$175	$—	$—	$181
Short-term borrowings	$560	$—	$560	$—	$1,283	$—	$1,283	$—
Notes payable(b)	$18	$—	$—	$18	$34	$—	$—	$34
Long-term debt(c)	$22,460	$778	$18,643	$1,136	$19,546	$807	$16,178	$1,202
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$1	$—	$—	$1	$19	$—	$—	$19
Short-term borrowings — affiliates	$51	$—	$—	$51	$—	$—	$—	$—
Short-term borrowings — other	$560	$—	$560	$—	$385	$—	$385	$—
Notes payable(b)	$17	$—	$—	$17	$33	$—	$—	$33
Long-term debt(c)	$11,921	$—	$10,453	$132	$11,043	$—	$9,999	$126
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2024	December 31, 2023
	(In millions)
Fermi 2	$2,152	$2,026
Fermi 1	3	3
Low-level radioactive waste	15	12
	$2,170	$2,041
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Realized gains	$23	$11	$30	$19
Realized losses	$(10)	$(12)	$(16)	$(26)
Proceeds from sale of securities	$239	$257	$347	$423
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2024			December 31, 2023
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$962	$520	$(13)	$921	$459	$(11)
Fixed income securities	620	10	(31)	590	8	(30)
Private equity and other	347	98	(8)	312	74	(8)
Hedge funds and similar investments	211	6	(7)	184	4	(9)
Cash equivalents	30	—	—	34	—	—
	$2,170	$634	$(59)	$2,041	$545	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2024
(In millions)
Due within one year	$13
Due after one through five years	105
Due after five through ten years	105
Due after ten years	293
$516
Fixed income securities held in nuclear decommissioning trust funds include $104 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At June 30, 2024, DTE Energy had $1.1 billion invested in time deposit accounts with a maturity of greater than three months, which is included in Current investments on the Consolidated Statements of Financial Position. The investment does not include quoted prices, but the fair value is otherwise directly observable.
At June 30, 2024 and December 31, 2023, DTE Energy securities included in Other long-term investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and six months ended June 30, 2024 and 2023.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2024 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$6	$—	$—	$(16)
Foreign currency exchange contracts	—	(1)	—	(2)
Total derivatives designated as hedging instruments	$6	$(1)	$—	$(18)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$421	$(412)	$637	$(615)
Electricity	255	(251)	421	(388)
Environmental & Other	178	(168)	139	(150)
Foreign currency exchange contracts	1	—	—	(1)
Total derivatives not designated as hedging instruments	$855	$(831)	$1,197	$(1,154)

Current	$601	$(548)	$910	$(847)
Noncurrent	260	(284)	287	(325)
Total derivatives	$861	$(832)	$1,197	$(1,172)
The fair value of derivative instruments at DTE Electric was $28 million and $7 million at June 30, 2024 and December 31, 2023, respectively, comprised of FTRs recorded to Current Assets - Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $1 million and $3 million issued and outstanding at June 30, 2024 and December 31, 2023, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $4 million and $10 million at June 30, 2024 and December 31, 2023, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2024	December 31, 2023
	(In millions)
Cash collateral netted against Derivative assets	$(2)	$—
Cash collateral netted against Derivative liabilities	5	72
Cash collateral recorded in Accounts receivable(a)	64	57
Cash collateral recorded in Accounts payable(a)	(11)	(3)
Total net cash collateral posted (received)	$56	$126
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2024			December 31, 2023
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$421	$(275)	$146	$637	$(416)	$221
Electricity	255	(157)	98	421	(243)	178
Environmental & Other	178	(150)	28	139	(132)	7
Interest rate contracts	6	—	6	—	—	—
Foreign currency exchange contracts	1	—	1	—	—	—
Total derivative assets	$861	$(582)	$279	$1,197	$(791)	$406

Derivative liabilities
Commodity contracts(a)
Natural gas	$(412)	$277	$(135)	$(615)	$429	$(186)
Electricity	(251)	158	(93)	(388)	297	(91)
Environmental & Other	(168)	150	(18)	(150)	137	(13)
Interest rate contracts	—	—	—	(16)	—	(16)
Foreign currency exchange contracts	(1)	—	(1)	(3)	—	(3)
Total derivative liabilities	$(832)	$585	$(247)	$(1,172)	$863	$(309)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2024				December 31, 2023
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$601	$260	$(548)	$(284)	$910	$287	$(847)	$(325)
Counterparty netting	(399)	(181)	399	181	(613)	(178)	613	178
Collateral adjustment	—	(2)	5	—	—	—	57	15
Total derivatives as reported	$202	$77	$(144)	$(103)	$297	$109	$(177)	$(132)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2024	2023	2024	2023
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$45	$59	$(24)	$130
Natural gas	Fuel, purchased power, gas, and other — non-utility	(21)	(65)	38	83
Electricity	Operating Revenues — Non-utility operations	95	60	90	(55)
Environmental & Other	Operating Revenues — Non-utility operations	3	—	(4)	(1)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	(1)	2	(1)
Total		$122	$53	$102	$156
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2024:

Commodity	Number of Units
Natural gas (MMBtu)	2,161,810,364
Electricity (MWh)	44,128,175
Oil (Gallons)	2,136,000
Foreign currency exchange ($ CAD)	118,314,074
FTR (MWh)	147,106
Renewable Energy Certificates (MWh)	12,565,936
Carbon emissions (Metric Tons)	1,243,306
Interest rate contracts ($ USD)	1,150,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $439 million.
As of June 30, 2024, DTE Energy had $685 million of derivatives in net liability positions, for which hard triggers exist. There is $3 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $568 million. The net remaining amount of $114 million is derived from the $439 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — LONG-TERM DEBT
Debt Issuances
Refer to the table below for debt issued through June 30, 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior Notes(a)	5.10%	2029	$1,200
DTE Electric	February	Mortgage Bonds(b)	4.85%	2026	500
DTE Electric	February	Mortgage Bonds(b)	5.20%	2034	500
DTE Energy	May	Senior Notes (c)	5.85%	2034	850
					$3,050
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(c)Proceeds to be used for the repayment of a portion of the $675 million 2016 Series C 2.53% Senior Notes due October 1, 2024, for repayment of a portion of the $1.3 billion 2019 Series F 4.22% Senior Notes due November 1, 2024, and for general corporate purposes. Pending repayment of the 2016 Series C and 2019 Series F Senior Notes, proceeds of the notes were invested in short-term investments.
Debt Redemptions
Refer to the table below for debt redeemed through June 30, 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.65%	2024	$100
DTE Electric	June	Securitization Bonds	2.64%	2024	19
					$119

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2024, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.66 to 1, 0.53 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of June 30, 2024 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2028	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2025(a)	175	—	—	$175
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facility, expiring June 2026	100	—	—	100
Unsecured letter of credit facility(b)	50	—	—	50
Unsecured letter of credit facility(c)	—	100	—	100
	1,975	900	300	3,175
Amounts outstanding at June 30, 2024
Commercial paper issuances	—	560	—	560
Letters of credit	77	85	—	162
	77	645	—	722
Net availability at June 30, 2024	$1,898	$255	$300	$2,453
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At June 30, 2024, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $139 million and $152 million at June 30, 2024 and December 31, 2023, respectively, and were fully offset by posted collateral.

NOTE 10 — LEASES
Lessor
During the first quarter 2024, DTE Energy completed construction of and began operating certain energy infrastructure assets under a long-term agreement with a large industrial customer. DTE Energy began leasing these assets to the customer for a 20-year term ending in 2044. DTE Energy has accounted for this arrangement as a finance lease, recognizing a net investment of $135 million as of June 30, 2024. Under the long-term agreement, additional energy infrastructure assets remain under construction and are expected to be completed through the remainder of 2024. The assets will be subsequently leased to the customer and increase the net investment in finance leases accordingly.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
June 30, 2024
(In millions)
2024	$25
2025	49
2026	49
2027	49
2028	48
2029 and Thereafter	606
Total minimum future lease receipts	826
Residual value of leased pipeline	17
Less unearned income	425
Net investment in finance lease	418
Less current portion	12
$406
Interest income recognized under finance leases was $9 million and $7 million for the three months ended June 30, 2024 and 2023, respectively, and $17 million and $14 million for the six months ended June 30, 2024 and 2023, respectively.
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fixed payments	$3	$3	$7	$7
Variable payments	9	7	19	18
	$12	$10	$26	$25

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In April 2024, the EPA finalized new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. The new rules may impact future electric generation plans that will be defined in DTE Electric's next Integrated Resource Plan filing. Challenges to the rules are likely, and DTE Electric will continue to monitor regulatory developments. The financial impacts of the new rules are still being assessed.
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
As part of the Monroe power plant NPDES permit, EGLE has added an option to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations in order to establish an appropriate temperature discharge limit. DTE Electric has submitted to EGLE a biological demonstration study plan to evaluate the thermal discharge impacts to an aquatic community. After approval of the plan by EGLE and completion of field sampling, data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2024 and December 31, 2023, DTE Electric had $9 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. DTE Electric is in the process of evaluating the final rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified. Challenges to the rule are likely, and DTE Electric will continue to monitor for regulatory developments. The preliminary cost estimate to comply with the revised rule is approximately $211 million, which was recorded to Asset retirement obligations at June 30, 2024, and will be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
The EPA has updated and revised the ELG in 2015, 2020, and 2024. In each revision, EPA has re-established technology-based standards applicable to wastewaters created at facilities with an electrical generating unit. In each revision, the EPA also established new applicability dates.
The Reconsideration Rule, finalized in 2020, provided additional opportunities by finalizing a group of compliance subcategories that provided cessation of coal as a compliance option. Additionally, the 2020 Reconsideration Rule established the Voluntary Incentives Program (VIP) for FGD wastewater compliance only. If a facility applies for the VIP, they must meet more stringent standards, but are allowed an extended time period to meet the compliance requirements by December 1, 2028. The Reconsideration Rule provided these new opportunities for DTE Electric to evaluate existing ELG compliance strategies and make any necessary adjustments to ensure full compliance with the ELGs in a cost-effective manner.
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the state of Michigan. The state of Michigan has issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. On October 11, 2021, DTE Electric submitted a Notice of Planned Participation ("NOPP") to the state of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than December 31, 2028 and the VIP for FGD wastewater at Monroe power plant by December 31, 2028.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The EPA also finalized Supplemental ELG Rules on May 9, 2024. This updated the regulations from the 2020 ELG rule for FGD wastewater, bottom ash transport water (BATW), combustion residual leachate (CRL), and legacy wastewater (LWW). The supplemental rule established new technology-based effluent limitations guidelines and standards applicable to FGD wastewater, BATW, CRL, and LWW. The applicability date for BATW is as soon as possible beginning July 8, 2024 and no later than December 31, 2029. FGD wastewater retrofits must be completed as soon as possible, beginning July 8, 2024 and no later than December, 31 2029 or December 31, 2028 if a permittee is pursuing the VIP subcategory for FGD wastewater. The Cessation of Coal compliance subcategory and VIP from the 2020 Reconsideration Rule were maintained in the 2024 Supplemental Rule and continue to be a fundamental component of DTE Electric's ELG compliance strategy.
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
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant in accordance with the VIP subcategory for FGD and new discharge requirements for BATW. Additionally, DTE Electric is evaluating compliance strategies and options to address new requirement and deadlines for other wastewater streams in the 2024 Supplemental Rule at both Belle River Power Plant and Sibley Quarry.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $413 million of capital expenditures, including $403 million for 2024 through 2028. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2024 and December 31, 2023, DTE Gas had $25 million and $26 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. The case is proceeding through discovery and trial is set for July 2025. On May 20, 2024, court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities including DTE Energy as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2024 was $381 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at June 30, 2024. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2024, DTE Energy had $345 million of performance bonds outstanding, including $170 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,850 represented employees, including DTE Electric's approximately 2,500 represented employees. This represents 51% and 59% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 8% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
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
In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. During September 2022, the motion to dismiss the complaint was denied. DTE Electric believes the outstanding counterclaims are without merit, but would be liable for 49% of the damages if approved. In October 2022, the combined parties submitted a joint discovery plan to proceed with the litigation process and a potential trial during the second half of 2025. DTE Electric cannot predict the financial impact or outcome of this matter.
In May 2023, the MPSC approved a jointly-filed request by DTE Electric and Consumers for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba Corporation moves forward. DTE Electric currently estimates its share of these repair and replacement costs ranges from $350 million to $400 million. Such costs will be offset by any potential litigation proceeds received from TAES or Toshiba Corporation. DTE Electric and Consumers will have the opportunity to seek recovery and ratemaking treatment for amounts which are not recovered from TAES or Toshiba Corporation.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(In millions)
Three Months Ended June 30,
Service cost	$15	$14	$5	$5
Interest cost	52	53	15	16
Expected return on plan assets	(85)	(87)	(30)	(27)
Amortization of:
Net actuarial loss	14	1	1	2
Prior service credit	—	—	(2)	(6)
Settlements	—	5	—	—
Net periodic benefit credit	$(4)	$(14)	$(11)	$(10)

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(In millions)
Six Months Ended June 30,
Service cost	$29	$28	$9	$9
Interest cost	104	107	31	32
Expected return on plan assets	(170)	(175)	(60)	(55)
Amortization of:
Net actuarial loss	29	3	3	5
Prior service credit	(1)	(1)	(5)	(10)
Settlements	—	7	—	—
Net periodic benefit credit	$(9)	$(31)	$(22)	$(19)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, other income and deductions, and capital expenditures were credits of $2 million and $3 million for the three and six months ended June 30, 2024, respectively, and $7 million and $16 million for the three and six months ended June 30, 2023, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Service cost	$4	$4	$7	$7
Interest cost	12	13	24	25
Expected return on plan assets	(19)	(19)	(39)	(37)
Amortization of:
Prior service credit	(3)	(4)	(4)	(7)
Net periodic benefit credit	$(6)	$(6)	$(12)	$(12)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Electric	$18	$18	$36	$35
Gas	3	4	7	9
DTE Vantage	7	9	18	19
Energy Trading	20	18	45	45
Corporate and Other	—	—	—	—
	$48	$49	$106	$108

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
Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Utility operations
Electric	$1,611	$1,326	$3,077	$2,701
Gas	289	311	1,000	1,018
Operating Revenues — Non-utility operations
Electric	5	3	9	7
DTE Vantage	181	189	365	373
Energy Trading	837	904	1,770	2,472
Corporate and Other	—	—	—	—
Reconciliation and Eliminations	(48)	(49)	(106)	(108)
Total	$2,875	$2,684	$6,115	$6,463

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$278	$178	$449	$279
Gas	12	24	166	195
DTE Vantage	33	26	41	53
Energy Trading	39	31	40	169
Corporate and Other	(40)	(58)	(61)	(50)
Net Income Attributable to DTE Energy Company	$322	$201	$635	$646

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$322	$201	$635	$646
Diluted Earnings per Common Share	$1.55	$0.97	$3.06	$3.13
The increase in Net Income Attributable to DTE Energy Company for the three months ended June 30, 2024 was primarily due to higher earnings in the Electric segment. The decrease for the six-month period was due to lower earnings in the Energy Trading, Gas, DTE Vantage, and Corporate and Other segments, partially offset by higher earnings in the Electric segment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$278	$178	$449	$279
Gas	12	24	166	195
DTE Vantage	33	26	41	53
Energy Trading	39	31	40	169
Corporate and Other	(40)	(58)	(61)	(50)
Net Income Attributable to DTE Energy Company	$322	$201	$635	$646

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues
Utility operations	$1,611	$1,326	$3,077	$2,701
Non-utility operations	5	3	9	7
	1,616	1,329	3,086	2,708
Operating Expenses
Fuel and purchased power — utility	420	313	787	675
Operation and maintenance	333	313	717	723
Depreciation and amortization	357	332	710	652
Taxes other than income	88	83	172	168
	1,198	1,041	2,386	2,218
Operating Income	418	288	700	490
Other (Income) and Deductions	102	91	195	175
Income Tax Expense	38	19	56	36
Net Income Attributable to DTE Energy Company	$278	$178	$449	$279
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

Operating Revenues increased $287 million and $378 million in the three and six months ended June 30, 2024, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$83	$168
Power Supply Cost Recovery	78	84
Weather	77	71
Base Sales	18	34
Regulatory mechanism - DTE Securitization I and II	16	32
Regulatory mechanism - TRM	1	13
Interconnection sales	19	12
Rate mix	4	(13)
Regulatory mechanism - RPS	(12)	(24)
Other regulatory mechanisms and other(a)	3	1
	$287	$378
______________________________
(a)Primarily includes regulatory mechanism relating to EWR.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands of MWh)
DTE Electric Sales
Residential	3,660	3,314	7,151	6,778
Commercial	4,031	3,884	7,925	7,730
Industrial	2,203	2,159	4,314	4,275
Other	43	44	97	100
	9,937	9,401	19,487	18,883
Interconnection sales	2,166	1,320	3,428	2,915
Total DTE Electric Sales	12,103	10,721	22,915	21,798

DTE Electric Deliveries
Retail and wholesale	9,937	9,401	19,487	18,883
Electric retail access, including self-generators(a)	1,120	1,098	2,170	2,140
Total DTE Electric Sales and Deliveries	11,057	10,499	21,657	21,023
______________________________
(a)Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Fuel and purchased power — utility expense increased $107 million and $112 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Coal - higher consumption and higher prices	$65	$51
Purchased power - MISO refund in 2023 and higher volumes in 2024 primarily due to higher demand	29	50
Higher transmission expenses	18	27
Nuclear fuel - lower amortization due to refueling outage in 2024	(7)	(10)
Other	2	(6)
	$107	$112

Operation and maintenance expense increased $20 million and decreased $6 million in the three and six months ended June 30, 2024, respectively. The increase in the second quarter was primarily due to higher EWR expense of $9 million, higher RPS expense of $6 million, and higher legal expense of $6 million. The decrease in the six-month period was primarily due to lower distribution operations expense of $75 million (primarily due to lower storm restoration costs), partially offset by one-time costs of $32 million resulting from the voluntary separation incentive program, higher plant generation expense of $14 million, higher EWR expense of $10 million, higher RPS expense of $7 million, and higher uncollectible expense of $4 million.
Depreciation and amortization expense increased $25 million and $58 million in the three and six months ended June 30, 2024, respectively. The increase in the second quarter was primarily due to a higher depreciable base. The increase in the six-month period was primarily due to an increase from higher depreciable base of $51 million and an increase of $7 million associated with the TRM.
Taxes other than income increased $5 million and $4 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $11 million and $20 million in the three and six months ended June 30, 2024, respectively. The increase in the second quarter was primarily due to higher net interest expense of $23 million, partially offset by higher AFUDC equity of $12 million. The increase in the six-month period was primarily due to higher net interest expense of $43 million, partially offset by higher AFUDC equity of $21 million.
Income Tax Expense increased $19 million and $20 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to higher earnings, partially offset by higher production tax credits.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Utility operations	$289	$311	$1,000	$1,018

Operating Expenses
Cost of gas — utility	38	54	299	308
Operation and maintenance	128	126	264	251
Depreciation and amortization	55	51	109	102
Taxes other than income	32	28	64	59
Asset (gains) losses and impairments, net	—	—	—	(1)
	253	259	736	719
Operating Income	36	52	264	299
Other (Income) and Deductions	21	19	46	41
Income Tax Expense	3	9	52	63
Net Income Attributable to DTE Energy Company	$12	$24	$166	$195
Operating Revenues — Utility operations decreased $22 million and $18 million in the three and six months ended June 30, 2024, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Weather	$(16)	$(22)
Gas Cost Recovery	(16)	(9)
Base sales	1	(2)
Infrastructure recovery mechanism	9	18
Other	—	(3)
	$(22)	$(18)
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Bcf)
Gas Markets
Gas sales	15	19	76	81
End-user transportation	37	39	88	89
	52	58	164	170
Intermediate transportation	114	132	265	280
Total Gas sales	166	190	429	450
Cost of gas — utility expense decreased $16 million and $9 million in the three and six months ended June 30, 2024, respectively. The decrease in the second quarter was primarily due to lower sales volumes of $14 million and lower cost of gas of $2 million. The decrease in the six-month period was primarily due to lower sales volumes of $19 million partially offset by higher cost of gas of $10 million.

Operation and maintenance expense increased $2 million and $13 million in the three and six months ended June 30, 2024, respectively. The increase in the second quarter was primarily due to higher gas operations expense of $3 million and higher uncollectible expense of $2 million, partially offset by lower legal expenses of $3 million. The increase in the six-month period was primarily due to one-time costs of $8 million resulting from the voluntary separation incentive program and higher gas operations expense of $8 million, partially offset by lower legal expenses of $3 million.
Depreciation and amortization expense increased $4 million and $7 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income expense increased $4 million and $5 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to increased property taxes.
Other (Income) and Deductions increased $2 million and $5 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to higher net interest.
Income Tax Expense decreased $6 million and $11 million in the three and six months ended June 30, 2024, respectively. The decrease in both periods was due to lower earnings.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$181	$189	$365	$373

Operating Expenses
Fuel, purchased power, and gas — non-utility	92	96	192	190
Operation and maintenance	75	63	133	121
Depreciation and amortization	14	12	29	25
Taxes other than income	3	2	6	5
Asset (gains) losses and impairments, net	—	3	(1)	3
	184	176	359	344
Operating Income (Loss)	(3)	13	6	29
Other (Income) and Deductions	(44)	(9)	(43)	(18)
Income Taxes
Expense	10	6	12	13
Tax credits	(2)	(10)	(4)	(19)
	8	(4)	8	(6)
Net Income Attributable to DTE Energy Company	$33	$26	$41	$53
Operating Revenues — Non-utility operations decreased $8 million in the three and six months ended June 30, 2024. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Lower demand and prices in the Steel business	$(10)	$(11)
Sale of project in the On-site business	—	(3)
Sales in the Renewables business	(2)	2
New project in the On-site business	4	4
	$(8)	$(8)
Fuel, purchased power, and gas — non-utility expense decreased $4 million and increased $2 million in the three and six months ended June 30, 2024, respectively. The change in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Higher costs in the Renewables business	$—	$8
Lower demand and prices in the Steel business	(4)	(3)
Sale of project in the On-site business	—	(3)
	$(4)	$2
Operation and maintenance expense increased $12 million in the three and six months ended June 30, 2024. The increase in both periods was primarily due to higher operating costs in the On-site business of $7 million. The remaining increase in both periods was primarily due to higher operating costs in the Renewables and Steel businesses.
Asset (gains) losses and impairments, net changed $3 million and $4 million in the three and six months ended June 30, 2024, respectively. The change in both periods was primarily due to settlement of contingent consideration relating to a 2017 acquisition in the Renewables business in the second quarter 2023.

Other (Income) and Deductions increased $35 million and $25 million in the three and six months ended June 30, 2024, respectively. The increase in both periods was primarily due to a gain in the Renewables business of $25 million attributed to the sale of a partnership interest. The remaining increase in the second quarter was primarily due to higher interest income of $11 million associated with a new project in the On-site business.
Income Taxes — Tax credits decreased $8 million and $15 million in the three and six months ended June 30, 2024, respectively. The decrease in both periods was primarily due to investment tax credits related to new projects in the On-site and Renewables businesses in 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$837	$904	$1,770	$2,472

Operating Expenses
Purchased power, gas, and other — non-utility	763	839	1,668	2,195
Operation and maintenance	21	18	47	39
Depreciation and amortization	1	1	2	2
Taxes other than income	—	1	3	4
	785	859	1,720	2,240
Operating Income	52	45	50	232
Other (Income) and Deductions	—	4	(3)	7
Income Tax Expense	13	10	13	56
Net Income Attributable to DTE Energy Company	$39	$31	$40	$169
Operating Revenues — Non-utility operations decreased $67 million and $702 million in the three and six months ended June 30, 2024, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - ($51) primarily due to lower gas prices, ($7) settled financial hedges	$(58)
Unrealized MTM - $73 gains compared to $88 gains in the prior period	(15)
Other realized gain (loss)	6
$(67)

Six Months
(In millions)
Gas structured and gas transportation strategies - ($404) primarily due to lower gas prices, ($67) settled financial hedges	$(471)
Unrealized MTM - ($78) losses compared to $84 gains in the prior period	(162)
Other realized gain (loss)	(69)
$(702)
Purchased power, gas, and other — non-utility expense decreased $76 million and $527 million in the three and six months ended June 30, 2024, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(52)
Unrealized MTM - $21 losses compared to $64 losses in the prior period	(43)
Other realized (gain) loss	19
$(76)

Six Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(490)
Unrealized MTM - ($38) gains compared to ($84) gains in the prior period	46
Other realized (gain) loss	(83)
$(527)
Operation and maintenance expense increased $3 million and $8 million in the three and six months ended June 30, 2024, respectively. The increase for both periods was primarily due to higher compensation costs.
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
Operating Income increased $7 million for the three months ended June 30, 2024, which includes a $22 million favorable change in timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes a $5 million unfavorable change in timing related gains primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income decreased $182 million for the six months ended June 30, 2024, which includes a $87 million unfavorable change in timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $121 million unfavorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Other (Income) and Deductions changed $4 million and $10 million in the three and six months ended June 30, 2024, respectively. The change in both periods was primarily due to higher interest income.

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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth. The net loss of $40 million and $61 million for the three and six months ended June 30, 2024, respectively, represents a decrease of $18 million and increase of $11 million from the net loss of $58 million and $50 million in the comparable 2023 periods. The decrease in the second quarter was primarily due to the effective tax rate adjustments, higher equity investment income, and lower state income taxes, partially offset by higher net interest expense. The increase in the six-month period was primarily due to higher net interest expense and higher state income taxes, partially offset by the effective tax rate adjustments and higher equity investment income.
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

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$51	$43
Net cash from operating activities	1,801	1,759
Net cash used for investing activities	(3,524)	(1,958)
Net cash from financing activities	1,759	197
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	36	(2)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$87	$41
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $42 million in 2024. The increase was primarily due to an increase in Depreciation and amortization, partially offset by a decrease in cash related to working capital items.
The change in working capital items in 2024 was primarily due to decreases in cash related to Accounts receivable, net, Inventories, and Regulatory assets and liabilities, partially offset by increases in cash related to Accounts payable, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities.
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
Net cash used for investing activities increased by $1.6 billion in 2024 primarily due to the Investment in time deposits and increases in utility plant and equipment expenditures and Notes receivable.
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
Net cash from financing activities increased by $1.6 billion in 2024 primarily due to increases in cash related to the Issuance of long-term debt, net of discount and issuance costs and Redemption of long-term debt, partially offset by a decrease in cash related to Short-term borrowings, net.

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
Uses of Cash
DTE Energy has $3.2 billion in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt, and the redemption of time deposits.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $439 million.

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
Liquidity
DTE Energy has approximately $2.5 billion of available liquidity at June 30, 2024, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2023	$97
Reclassified to realized upon settlement	(148)
Changes in fair value recorded to income	102
Amounts recorded to unrealized income	(46)
Changes in fair value recorded in Regulatory liabilities	27
Amounts recorded in other comprehensive income, pre-tax	23
Change in collateral	(69)
MTM at June 30, 2024	$32
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2027 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2024	2025	2026	2027 and Beyond	Total Fair Value
	(In millions)
Level 1	$(23)	$(12)	$(3)	$(1)	$(39)
Level 2	17	19	4	(10)	30
Level 3	11	32	16	(21)	38
MTM before collateral adjustments	$5	$39	$17	$(32)	29
Collateral adjustments					3
MTM at June 30, 2024					$32

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
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2024:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$385	$—	$385
BBB+ and BBB	360	—	360
BBB-	17	—	17
Total Investment Grade	762	—	762
Non-investment grade(b)	16	—	16
Internally Rated — investment grade(c)	339	(1)	338
Internally Rated — non-investment grade(d)	7	(1)	6
Total	$1,124	$(2)	$1,122
_______________________________________
(a)This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 28% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of June 30, 2024, DTE Energy had floating rate debt of $560 million and a floating rate debt-to-total debt ratio of 2.5%.

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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2024 and 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2024	2023	2024	2023	Change in the Fair Value of
	(In millions)
Environmental contracts	$(10)	$(2)	$10	$3	Commodity contracts
Gas contracts	$32	$37	$(31)	$(37)	Commodity contracts
Power contracts	$(5)	$3	$5	$(4)	Commodity contracts
Oil contracts	$—	$1	$—	$(1)	Commodity contracts
Interest rate risk — DTE Energy	$(801)	$(732)	$860	$787	Long-term debt
Interest rate risk — DTE Electric	$(510)	$(481)	$556	$525	Long-term debt
For further discussion of market risk, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2024:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2024 — 04/30/2024	12,470	$108.37	—	—	—
05/01/2024 — 05/31/2024	3,363	$112.12	—	—	—
06/01/2024 — 06/30/2024	3,440	$111.84	—	—	—
Total	19,273		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended June 30, 2024, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Supplemental Indenture dated as of April 30, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2024 Series D)
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

Date:	July 25, 2024
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)