Form 10-Q
period 2024-09-30
DTE ENERGY CO; DTE Electric Co
filed 2024-10-24
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2024:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,100,586

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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
•advances in technology that produce power, store power, or reduce or increase power consumption;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,903	$1,827	$5,938	$5,504
Non-utility operations	1,003	1,061	3,083	3,847
	2,906	2,888	9,021	9,351
Operating Expenses
Fuel, purchased power, and gas — utility	453	435	1,488	1,364
Fuel, purchased power, gas, and other — non-utility	832	864	2,666	3,226
Operation and maintenance	547	545	1,680	1,650
Depreciation and amortization	438	404	1,288	1,185
Taxes other than income	119	114	364	350
Asset (gains) losses and impairments, net	—	(12)	(1)	(11)
	2,389	2,350	7,485	7,764
Operating Income	517	538	1,536	1,587

Other (Income) and Deductions
Interest expense	252	200	703	583
Interest income	(48)	(15)	(102)	(45)
Non-operating retirement benefits, net	—	1	—	9
Other income	(54)	(13)	(146)	(70)
Other expenses	11	11	33	26
	161	184	488	503
Income Before Income Taxes	356	354	1,048	1,084

Income Tax Expense (Benefit)	(121)	22	(64)	106

Net Income Attributable to DTE Energy Company	$477	$332	$1,112	$978

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.30	$1.61	$5.37	$4.74

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.30	$1.61	$5.36	$4.74

Weighted Average Common Shares Outstanding
Basic	207	206	207	206
Diluted	207	206	207	206

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net Income	$477	$332	$1,112	$978

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $—, $—, $1, and $1, respectively	1	1	3	2
Net unrealized gains (losses) on derivatives, net of taxes of $(4), $4, $8, and $5, respectively	(14)	15	24	17
Foreign currency translation	1	(3)	(2)	(1)
Other comprehensive income (loss)	(12)	13	25	18

Comprehensive Income Attributable to DTE Energy Company	$465	$345	$1,137	$996

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$969	$26
Restricted cash	54	25
Accounts receivable (less allowance for doubtful accounts of $82 and $63, respectively)
Customer	1,407	1,632
Other	206	155
Inventories
Fuel and gas	493	421
Materials, supplies, and other	898	633
Derivative assets	159	297
Regulatory assets	14	108
Current investments	1,071	—
Other	346	242
	5,617	3,539
Investments
Nuclear decommissioning trust funds	2,261	2,041
Investments in equity method investees	135	166
Other long-term investments	176	168
	2,572	2,375
Property
Property, plant, and equipment	39,916	37,274
Accumulated depreciation and amortization	(9,848)	(9,105)
	30,068	28,169
Other Assets
Goodwill	1,993	1,993
Regulatory assets	6,622	6,209
Securitized regulatory assets	707	758
Intangible assets	148	156
Notes receivable	852	420
Derivative assets	69	109
Prepaid postretirement costs	684	633
Operating lease right-of-use assets	178	132
Other	296	262
	11,549	10,672
Total Assets	$49,806	$44,755

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,290	$1,361
Accrued interest	259	170
Dividends payable	211	210
Short-term borrowings	966	1,283
Current portion long-term debt, including securitization bonds and finance leases	3,201	2,142
Derivative liabilities	94	177
Regulatory liabilities	179	71
Operating lease liabilities	18	17
Other	569	452
	6,787	5,883
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	18,900	15,819
Securitization bonds	656	705
Junior subordinated debentures	884	883
Finance lease liabilities	18	13
	20,458	17,420
Other Liabilities
Deferred income taxes	2,748	2,649
Regulatory liabilities	2,665	2,603
Asset retirement obligations	3,899	3,556
Unamortized investment tax credit	277	181
Derivative liabilities	80	132
Accrued pension liability	286	350
Accrued postretirement liability	301	301
Nuclear decommissioning	354	320
Operating lease liabilities	159	108
Other	194	197
	10,963	10,397
Commitments and Contingencies (Notes 4 and 11)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,100,586 and 206,357,070 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	6,754	6,713
Retained earnings	4,880	4,404
Accumulated other comprehensive loss	(42)	(67)
Total DTE Energy Company Equity	11,592	11,050
Noncontrolling interests	6	5
Total Equity	11,598	11,055
Total Liabilities and Equity	$49,806	$44,755

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Operating Activities
Net Income	$1,112	$978
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,288	1,185
Nuclear fuel amortization	38	43
Allowance for equity funds used during construction	(62)	(26)
Deferred income taxes	16	119
Equity (earnings) of equity method investees	(36)	(7)
Dividends from equity method investees	2	3
Asset (gains) losses and impairments, net	(1)	(11)
Changes in assets and liabilities:
Accounts receivable, net	174	614
Inventories	(337)	(170)
Prepaid postretirement benefit costs	(51)	(45)
Accounts payable	(89)	(438)
Accrued pension liability	(64)	(59)
Accrued postretirement liability	—	1
Derivative assets and liabilities	43	(234)
Regulatory assets and liabilities	505	509
Other current and noncurrent assets and liabilities	21	(87)
Net cash from operating activities	2,559	2,375
Investing Activities
Plant and equipment expenditures — utility	(3,170)	(2,772)
Plant and equipment expenditures — non-utility	(50)	(41)
Proceeds from sale of assets	46	—
Proceeds from sale of nuclear decommissioning trust fund assets	438	527
Investment in nuclear decommissioning trust funds	(440)	(524)
Distributions from equity method investees	20	16
Contributions to equity method investees	(4)	(27)
Notes receivable	(443)	(56)
Investment in time deposits	(1,050)	—
Other	(60)	(64)
Net cash used for investing activities	(4,713)	(2,941)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	4,215	2,278
Redemption of long-term debt	(143)	(1,146)
Short-term borrowings, net	(317)	55
Dividends paid on common stock	(607)	(564)
Other	(22)	(34)
Net cash from financing activities	3,126	589
Net Increase in Cash, Cash Equivalents, and Restricted Cash	972	23
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	51	43
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,023	$66

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$503	$401

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	313	—	—	313
Dividends declared on common stock ($1.02 per Common Share)	—	—	(211)	—	—	(211)
Issuance of common stock	84	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	25	—	25
Stock-based compensation and other	496	(12)	(1)	—	—	(13)
Balance, March 31, 2024	206,937	$6,710	$4,505	$(42)	$5	$11,178
Net Income	—	—	322	—	—	322
Dividends declared on common stock ($2.04 per Common Share)	—	—	(422)	—	—	(422)
Issuance of common stock	83	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	12	—	12
Stock-based compensation and other	—	13	(1)	—	1	13
Balance, June 30, 2024	207,020	$6,732	$4,404	$(30)	$6	$11,112
Net Income	—	—	477	—	—	477
Issuance of common stock	75	8	—	—	—	8
Other comprehensive loss, net of tax	—	—	—	(12)	—	(12)
Stock-based compensation and other	6	14	(1)	—	—	13
Balance, September 30, 2024	207,101	$6,754	$4,880	$(42)	$6	$11,598

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($0.95 per Common Share)	—	—	(196)	—	—	(196)
Issuance of common stock	76	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Stock-based compensation and other	401	(8)	(2)	—	—	(10)
Balance, March 31, 2023	206,109	$6,652	$4,055	$(65)	$4	$10,646
Net Income	—	—	201	—	—	201
Dividends declared on common stock ($1.91 per Common Share)	—	—	(393)	—	—	(393)
Issuance of common stock	76	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	8	—	8
Stock-based compensation and other	(9)	16	(1)	—	—	15
Balance, June 30, 2023	206,176	$6,676	$3,862	$(57)	$4	$10,485
Net Income	—	—	332	—	—	332
Issuance of common stock	75	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	13	—	13
Stock-based compensation and other	8	12	3	—	—	15
Balance, September 30, 2023	206,259	$6,697	$4,197	$(44)	$4	$10,854

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Utility operations	$1,695	$1,623	$4,772	$4,324

Operating Expenses
Fuel and purchased power — utility	463	440	1,256	1,120
Operation and maintenance	350	371	1,062	1,099
Depreciation and amortization	360	334	1,063	979
Taxes other than income	90	87	262	255
	1,263	1,232	3,643	3,453
Operating Income	432	391	1,129	871

Other (Income) and Deductions
Interest expense	128	114	369	319
Interest income	(2)	(3)	(6)	(14)
Non-operating retirement benefits, net	(3)	(1)	(3)	(3)
Other income	(41)	(16)	(105)	(56)
Other expenses	12	9	33	22
	94	103	288	268
Income Before Income Taxes	338	288	841	603

Income Tax Expense (Benefit)	(100)	19	(45)	55

Net Income	$438	$269	$886	$548

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net Income	$438	$269	$886	$548
Other comprehensive income	—	—	—	—
Comprehensive Income	$438	$269	$886	$548

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$14	$15
Restricted cash	40	17
Accounts receivable (less allowance for doubtful accounts of $53 and $41, respectively)
Customer	883	764
Affiliates	10	12
Other	65	55
Inventories
Fuel	200	191
Materials and supplies	512	409
Regulatory assets	9	99
Prepaid property tax	145	60
Other	37	54
	1,915	1,676
Investments
Nuclear decommissioning trust funds	2,261	2,041
Other	66	53
	2,327	2,094
Property
Property, plant, and equipment	30,030	27,936
Accumulated depreciation and amortization	(7,178)	(6,570)
	22,852	21,366
Other Assets
Regulatory assets	6,019	5,596
Securitized regulatory assets	707	758
Prepaid postretirement costs — affiliates	406	378
Operating lease right-of-use assets	149	101
Other	251	216
	7,532	7,049
Total Assets	$34,626	$32,185

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$63	$58
Other	691	696
Accrued interest	124	113
Current portion long-term debt, including securitization bonds and finance leases	424	166
Regulatory liabilities	145	49
Short-term borrowings
Affiliates	142	—
Other	798	385
Operating lease liabilities	15	15
Other	176	169
	2,578	1,651
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,823	10,174
Securitization bonds	656	705
Finance lease liabilities	8	4
	11,487	10,883
Other Liabilities
Deferred income taxes	3,206	3,109
Regulatory liabilities	1,747	1,710
Asset retirement obligations	3,659	3,326
Unamortized investment tax credit	277	181
Nuclear decommissioning	354	320
Accrued pension liability — affiliates	296	334
Accrued postretirement liability — affiliates	289	290
Operating lease liabilities	133	81
Other	72	76
	10,033	9,427
Commitments and Contingencies (Notes 4 and 11)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,361	7,361
Retained earnings	3,167	2,863
Total Shareholder’s Equity	10,528	10,224
Total Liabilities and Shareholder’s Equity	$34,626	$32,185

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Operating Activities
Net Income	$886	$548
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,063	979
Nuclear fuel amortization	38	43
Allowance for equity funds used during construction	(60)	(25)
Deferred income taxes	32	59
Changes in assets and liabilities:
Accounts receivable, net	(127)	(57)
Inventories	(112)	(89)
Accounts payable	9	(33)
Prepaid postretirement benefit costs — affiliates	(28)	(26)
Accrued pension liability — affiliates	(38)	(39)
Accrued postretirement liability — affiliates	(1)	2
Regulatory assets and liabilities	432	402
Other current and noncurrent assets and liabilities	(228)	(183)
Net cash from operating activities	1,866	1,581
Investing Activities
Plant and equipment expenditures	(2,609)	(2,215)
Proceeds from sale of nuclear decommissioning trust fund assets	438	527
Investment in nuclear decommissioning trust funds	(440)	(524)
Notes receivable and other	(41)	(30)
Net cash used for investing activities	(2,652)	(2,242)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	993	1,284
Redemption of long-term debt	(143)	(121)
Short-term borrowings, net — affiliates	142	(27)
Short-term borrowings, net — other	413	88
Dividends paid on common stock	(582)	(531)
Other	(15)	(19)
Net cash from financing activities	808	674
Net Increase in Cash, Cash Equivalents, and Restricted Cash	22	13
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	32	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$54	$37

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$394	$295

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	170	170
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, March 31, 2024	138,632	$1,386	$5,975	$2,839	$10,200
Net Income	—	—	—	278	278
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, June 30, 2024	138,632	$1,386	$5,975	$2,923	$10,284
Net Income	—	—	—	438	438
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, September 30, 2024	138,632	$1,386	$5,975	$3,167	$10,528

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	100	100
Dividends declared on common stock	—	—	—	(182)	(182)
Balance, March 31, 2023	138,632	$1,386	$5,216	$3,011	$9,613
Net Income	—	—	—	179	179
Dividends declared on common stock	—	—	—	(174)	(174)
Balance, June 30, 2023	138,632	$1,386	$5,216	$3,016	$9,618
Net Income	—	—	—	269	269
Dividends declared on common stock	—	—	—	(175)	(175)
Balance, September 30, 2023	138,632	$1,386	$5,216	$3,110	$9,712

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2024, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2024, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2024 and December 31, 2023. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	September 30, 2024		December 31, 2023
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$8	$—	$7	$—
Restricted cash	54	40	25	17
Accounts receivable	37	7	85	6
Securitized regulatory assets	707	707	758	758
Notes receivable(a)	634	—	183	—
Other current and long-term assets	1	—	4	1
	$1,441	$754	$1,062	$782

LIABILITIES
Accounts payable	$21	$—	$59	$—
Accrued interest	4	4	6	6
Regulatory liabilities — current	27	27	8	8
Securitization bonds(b)	727	727	769	769
Other current and long-term liabilities	20	—	12	—
	$799	$758	$854	$783
_______________________________________
(a)During the first quarter 2024, a consolidated VIE of DTE Vantage recorded a significant increase in Notes Receivable, primarily due to a one-time payment of $306 million for investments related to a large industrial project. At September 30, 2024, Notes Receivable includes $12 million reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $71 million and $64 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended September 30, 2024 and December 31, 2023, respectively.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Investments in equity method investees	$75	$112
Notes receivable	$21	$15

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Allowance for equity funds used during construction	$24	$8	$62	$26
Equity earnings of equity method investees	12	3	36	7
Contract services	8	5	21	18
Investment income(a)	7	—	16	9
Other	3	(3)	11	10
	$54	$13	$146	$70
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Allowance for equity funds used during construction	$23	$8	$60	$25
Contract services	8	6	21	18
Investment income(a)	6	—	13	6
Other	4	2	11	7
	$41	$16	$105	$56
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and nine months ended September 30, 2024 and 2023, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.0	4.8	4.3	4.5
Investment tax credits	(34.2)	(3.8)	(13.6)	(2.6)
Production tax credits	(17.2)	(7.8)	(10.9)	(6.4)
TCJA regulatory liability amortization	(6.2)	(4.9)	(5.1)	(4.2)
AFUDC equity	(1.6)	(0.8)	(1.3)	(0.5)
Other	(0.6)	(2.2)	(0.5)	(2.0)
Effective income tax rate	(33.8)%	6.3%	(6.1)%	9.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	6.2	5.7	5.7	5.7
Investment tax credits	(28.7)	(0.3)	(11.7)	(0.3)
Production tax credits	(19.3)	(11.1)	(13.1)	(9.4)
TCJA regulatory liability amortization	(6.4)	(6.9)	(5.3)	(5.9)
AFUDC equity	(1.9)	(1.1)	(1.6)	(0.7)
Other	(0.5)	(0.5)	(0.3)	(1.2)
Effective income tax rate	(29.6)%	6.8%	(5.3)%	9.2%
DTE Electric had federal income tax receivables with DTE Energy of $8 million and $7 million at September 30, 2024 and December 31, 2023, respectively, and a state income tax receivable with DTE Energy of $1 million at September 30, 2024, included in Accounts receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of September 30, 2024, DTE Energy had $71 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $7 million for the three months ended September 30, 2024 and 2023, respectively, while such allocation was $26 million and $27 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2024.

	DTE Energy				DTE Electric
	Year of Origination
	2024	2023	2022 and Prior	Total	2024 and Prior
	(In millions)
Notes receivable
Internal grade 1	$—	$1	$4	$5	$1
Internal grade 2	426	7	25	458	1
Total notes receivable(a)	$426	$8	$29	$463	$2

Net investment in leases
Internal grade 1	$—	$—	$36	$36	$—
Internal grade 2	160	—	243	403	—
Total net investment in leases(a)	$160	$—	$279	$439	$—
_______________________________________
(a)For DTE Energy, the current portion is included in Current Assets — Other on the Consolidated Statements of Financial Position. For DTE Electric, the noncurrent portion is included in Other Assets — Other.
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2024	$62	$1	$63	$41
Current period provision	64	—	64	42
Write-offs charged against allowance	(77)	—	(77)	(50)
Recoveries of amounts previously written off	32	—	32	20
Ending reserve balance, September 30, 2024	$81	$1	$82	$53

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2023	$78	$1	$79	$49
Current period provision	52	—	52	36
Write-offs charged against allowance	(112)	—	(112)	(72)
Recoveries of amounts previously written off	44	—	44	28
Ending reserve balance, December 31, 2023	$62	$1	$63	$41
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
DTE Energy	$27	$10	$65	$45
DTE Electric	$22	$11	$43	$28
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Electric(a)
Residential	$946	$861	$2,390	$2,173
Commercial	632	585	1,759	1,604
Industrial	189	190	559	545
Other(b)	(70)	(10)	75	12
Total Electric operating revenues	$1,697	$1,626	$4,783	$4,334

Gas
Gas sales	$125	$119	$891	$936
End User Transportation	45	44	180	184
Intermediate Transportation	15	16	60	63
Other(b)	45	48	99	62
Total Gas operating revenues	$230	$227	$1,230	$1,245

Other segment operating revenues
DTE Vantage	$190	$199	$555	$572
Energy Trading	$840	$893	$2,610	$3,365
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $2 million and $3 million of Other revenues related to DTE Sustainable Generation for the three months ended September 30, 2024 and 2023, respectively, and $11 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Electric — Other revenues	$11	$8	$20	$18
Gas — Alternative Revenue Programs	$1	$—	$9	$4
Gas — Other revenues	$3	$2	$9	$7
DTE Vantage — Leases	$19	$19	$45	$44
Energy Trading — Derivatives	$536	$670	$1,781	$2,527
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Beginning Balance, January 1	$106	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	143	113
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(34)	(42)
Ending Balance, September 30	$215	$165

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Deferred revenues are included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position. Deferred revenues generally represent amounts paid by or receivables from customers for which the associated performance obligation has not yet been satisfied. Deferred revenues include amounts associated with REC performance obligations under certain wholesale full requirements power contracts. Deferred revenues related to RECs are recognized as revenue when control of the RECs has transferred. Other performance obligations associated with deferred revenues include providing products and services related to customer prepayments. Deferred revenues associated with these products and services are recognized when control has transferred to the customer.
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2024	$121
2025	92
2026	1
2027	1
2028	—
2029 and thereafter	—
$215
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2024	$47	$2
2025	228	1
2026	166	—
2027	127	—
2028	87	—
2029 and thereafter	402	—
	$1,057	$3

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$477	$332	$1,112	$978
Less: Allocation of earnings to net restricted stock awards	2	—	3	2
Net income available to common shareholders — basic	$475	$332	$1,109	$976

Average number of common shares outstanding — basic	207	206	207	206

Basic Earnings per Common Share	$2.30	$1.61	$5.37	$4.74

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$477	$332	$1,112	$978
Less: Allocation of earnings to net restricted stock awards	2	—	3	2
Net income available to common shareholders — diluted	$475	$332	$1,109	$976

Average number of common shares outstanding — basic	207	206	207	206
Average performance share awards	—	—	—	—
Average number of common shares outstanding — diluted	207	206	207	206

Diluted Earnings per Common Share	$2.30	$1.61	$5.36	$4.74

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2024 and December 31, 2023. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2024						December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$29	$933	$—	$—	$—	$962	$13	$—	$—	$—	$—	$13
Nuclear decommissioning trusts
Equity securities	860	—	—	148	—	1,008	776	—	—	145	—	921
Fixed income securities	125	415	—	110	—	650	127	371	—	92	—	590
Private equity and other	15	—	—	335	—	350	—	—	—	312	—	312
Hedge funds and similar investments	141	81	—	—	—	222	119	65	—	—	—	184
Cash equivalents	31	—	—	—	—	31	34	—	—	—	—	34
Other investments(d)
Equity securities	71	—	—	—	—	71	58	—	—	—	—	58
Fixed income securities	8	—	—	—	—	8	7	—	—	—	—	7
Cash equivalents	28	—	—	—	—	28	37	—	—	—	—	37
Other	—	1,071	—	—	—	1,071	—	—	—	—	—	—
Derivative assets
Commodity contracts(e)
Natural gas	116	175	108	—	(285)	114	241	217	179	—	(416)	221
Electricity	—	93	98	—	(98)	93	—	258	163	—	(243)	178
Environmental & Other	—	71	22	—	(73)	20	—	131	8	—	(132)	7
Other contracts	—	1	—	—	—	1	—	—	—	—	—	—
Total derivative assets	116	340	228	—	(456)	228	241	606	350	—	(791)	406
Total	$1,424	$2,840	$228	$593	$(456)	$4,629	$1,412	$1,042	$350	$549	$(791)	$2,562

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(140)	$(124)	$(113)	$—	$277	$(100)	$(291)	$(167)	$(157)	$—	$429	$(186)
Electricity	—	(102)	(69)	—	108	(63)	—	(272)	(116)	—	297	(91)
Environmental & Other	—	(59)	(3)	—	63	1	—	(148)	(2)	—	137	(13)
Other contracts	—	(12)	—	—	—	(12)	—	(19)	—	—	—	(19)
Total	$(140)	$(297)	$(185)	$—	$448	$(174)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets (Liabilities) at end of period	$1,284	$2,543	$43	$593	$(8)	$4,455	$1,121	$436	$75	$549	$72	$2,253
Assets
Current	$111	$2,250	$151	$—	$(320)	$2,192	$215	$461	$247	$—	$(613)	$310
Noncurrent	1,313	590	77	593	(136)	2,437	1,197	581	103	549	(178)	2,252
Total Assets	$1,424	$2,840	$228	$593	$(456)	$4,629	$1,412	$1,042	$350	$549	$(791)	$2,562
Liabilities
Current	$(103)	$(212)	$(96)	$—	$317	$(94)	$(240)	$(462)	$(145)	$—	$670	$(177)
Noncurrent	(37)	(85)	(89)	—	131	(80)	(51)	(144)	(130)	—	193	(132)
Total Liabilities	$(140)	$(297)	$(185)	$—	$448	$(174)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets (Liabilities) at end of period	$1,284	$2,543	$43	$593	$(8)	$4,455	$1,121	$436	$75	$549	$72	$2,253
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $21 million and $11 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at September 30, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(a)	$21	$—	$—	$—	$21	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	860	—	—	148	1,008	776	—	—	145	921
Fixed income securities	125	415	—	110	650	127	371	—	92	590
Private equity and other	15	—	—	335	350	—	—	—	312	312
Hedge funds and similar investments	141	81	—	—	222	119	65	—	—	184
Cash equivalents	31	—	—	—	31	34	—	—	—	34
Other investments
Equity securities	26	—	—	—	26	21	—	—	—	21
Cash equivalents	19	—	—	—	19	11	—	—	—	11
Derivative assets — FTRs	—	—	21	—	21	—	—	7	—	7
Total	$1,238	$496	$21	$593	$2,348	$1,099	$436	$7	$549	$2,091

Assets
Current	$21	$—	$21	$—	$42	$11	$—	$7	$—	$18
Noncurrent	1,217	496	—	593	2,306	1,088	436	—	549	2,073
Total Assets	$1,238	$496	$21	$593	$2,348	$1,099	$436	$7	$549	$2,091
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $21 million and $11 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at September 30, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $142 million and $157 million as of September 30, 2024 and December 31, 2023, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$3	$9	$26	38	$(54)	$(4)	$16	$(42)
Transfers into Level 3 from Level 2	—	2	—	2	—	—	—	—
Total gains (losses)
Included in earnings	7	105	—	112	1	79	(1)	79
Recorded in Regulatory liabilities	—	—	2	2	—	—	(2)	(2)
Purchases, issuances, and settlements
Settlements	(15)	(87)	(9)	(111)	25	(71)	(2)	(48)
Net Assets (Liabilities) as of September 30	$(5)	$29	$19	$43	$(28)	$4	$11	$(13)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$(6)	$75	$(10)	$59	$4	$26	$(6)	$24
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$2	$2	$—	$—	$1	$1
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$22	$47	$6	$75	$(255)	$(33)	$11	$(277)
Transfers into Level 3 from Level 2	1	1	—	2	—	—	—	—
Total gains (losses)
Included in earnings(a)	13	196	(1)	208	163	109	1	273
Recorded in Regulatory liabilities	—	—	29	29	—	—	3	3
Purchases, issuances, and settlements
Settlements	(41)	(215)	(15)	(271)	64	(72)	(4)	(12)
Net Assets (Liabilities) as of September 30	$(5)	$29	$19	$43	$(28)	$4	$11	$(13)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$(25)	$156	$(41)	$90	$94	$94	$(36)	$152
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$21	$21	$—	$—	$10	$10
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net Assets as of beginning of period	$28	$14	$7	$11
Total gains (losses) recorded in Regulatory liabilities	2	(2)	29	3
Purchases, issuances, and settlements
Settlements	(9)	(2)	(15)	(4)
Net Assets as of September 30	$21	$10	$21	$10
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$2	$1	$21	$10
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended September 30, 2024 and 2023.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$108	$(113)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.28)	—	$2.44	/MMBtu	$(0.13)	/MMBtu
Electricity	$98	$(69)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.51)	—	$16.65	/MWh	$(3.38)	/MWh

	December 31, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$179	$(157)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.57)	—	$6.27	/MMBtu	$(0.08)	/MMBtu
Electricity	$163	$(116)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.49)	—	$15.47	/MWh	$(3.99)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$463	$—	$—	$501	$175	$—	$—	$181
Short-term borrowings	$966	$—	$966	$—	$1,283	$—	$1,283	$—
Notes payable(b)	$15	$—	$—	$15	$34	$—	$—	$34
Long-term debt(c)	$23,635	$828	$20,724	$1,219	$19,546	$807	$16,178	$1,202
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a)	$2	$—	$—	$2	$19	$—	$—	$19
Short-term borrowings — affiliates	$142	$—	$—	$142	$—	$—	$—	$—
Short-term borrowings — other	$798	$—	$798	$—	$385	$—	$385	$—
Notes payable(b)	$14	$—	$—	$14	$33	$—	$—	$33
Long-term debt(c)	$11,899	$—	$11,053	$142	$11,043	$—	$9,999	$126
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2024	December 31, 2023
	(In millions)
Fermi 2	$2,241	$2,026
Fermi 1	3	3
Low-level radioactive waste	17	12
	$2,261	$2,041
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Realized gains	$11	$5	$41	$24
Realized losses	$(6)	$(6)	$(22)	$(32)
Proceeds from sale of securities	$91	$104	$438	$527
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2024			December 31, 2023
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,008	$568	$(11)	$921	$459	$(11)
Fixed income securities	650	22	(21)	590	8	(30)
Private equity and other	350	102	(8)	312	74	(8)
Hedge funds and similar investments	222	9	(4)	184	4	(9)
Cash equivalents	31	—	—	34	—	—
	$2,261	$701	$(44)	$2,041	$545	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2024
(In millions)
Due within one year	$16
Due after one through five years	103
Due after five through ten years	116
Due after ten years	305
$540
Fixed income securities held in nuclear decommissioning trust funds include $110 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2024, DTE Energy had $1.1 billion invested in time deposit accounts with an original maturity of greater than three months, which is included in Current investments on the Consolidated Statements of Financial Position. The investment does not include quoted prices, but the fair value is otherwise directly observable.
At September 30, 2024 and December 31, 2023, DTE Energy securities included in Other long-term investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and nine months ended September 30, 2024 and 2023.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2024 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$1	$(11)	$—	$(16)
Foreign currency exchange contracts	—	(1)	—	(2)
Total derivatives designated as hedging instruments	$1	$(12)	$—	$(18)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$399	$(377)	$637	$(615)
Electricity	191	(171)	421	(388)
Environmental & Other	93	(62)	139	(150)
Foreign currency exchange contracts	—	—	—	(1)
Total derivatives not designated as hedging instruments	$683	$(610)	$1,197	$(1,154)

Current	$479	$(411)	$910	$(847)
Noncurrent	205	(211)	287	(325)
Total derivatives	$684	$(622)	$1,197	$(1,172)
The fair value of derivative instruments at DTE Electric was $21 million and $7 million at September 30, 2024 and December 31, 2023, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $2 million and $3 million issued and outstanding at September 30, 2024 and December 31, 2023, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $1 million and $10 million at September 30, 2024 and December 31, 2023, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2024	December 31, 2023
	(In millions)
Cash collateral netted against Derivative assets	$(8)	$—
Cash collateral netted against Derivative liabilities	—	72
Cash collateral recorded in Accounts receivable(a)	93	57
Cash collateral recorded in Accounts payable(a)	(64)	(3)
Total net cash collateral posted (received)	$21	$126
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2024			December 31, 2023
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$399	$(285)	$114	$637	$(416)	$221
Electricity	191	(98)	93	421	(243)	178
Environmental & Other	93	(73)	20	139	(132)	7
Interest rate contracts	1	—	1	—	—	—
Foreign currency exchange contracts	—	—	—	—	—	—
Total derivative assets	$684	$(456)	$228	$1,197	$(791)	$406

Derivative liabilities
Commodity contracts(a)
Natural gas	$(377)	$277	$(100)	$(615)	$429	$(186)
Electricity	(171)	108	(63)	(388)	297	(91)
Environmental & Other	(62)	63	1	(150)	137	(13)
Interest rate contracts	(11)	—	(11)	(16)	—	(16)
Foreign currency exchange contracts	(1)	—	(1)	(3)	—	(3)
Total derivative liabilities	$(622)	$448	$(174)	$(1,172)	$863	$(309)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2024				December 31, 2023
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$479	$205	$(411)	$(211)	$910	$287	$(847)	$(325)
Counterparty netting	(317)	(131)	317	131	(613)	(178)	613	178
Collateral adjustment	(3)	(5)	—	—	—	—	57	15
Total derivatives as reported	$159	$69	$(94)	$(80)	$297	$109	$(177)	$(132)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2024	2023	2024	2023
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(25)	$(41)	$(49)	$89
Natural gas	Fuel, purchased power, gas, and other — non-utility	45	37	83	120
Electricity	Operating Revenues — Non-utility operations	99	85	189	30
Environmental & Other	Operating Revenues — Non-utility operations	(6)	(4)	(10)	(5)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	1	1	—
Total		$112	$78	$214	$234
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2024:

Commodity	Number of Units
Natural gas (MMBtu)	2,128,196,720
Electricity (MWh)	39,767,287
Oil (Gallons)	1,068,000
Foreign currency exchange ($ CAD)	104,219,982
FTR (MWh)	105,362
Renewable Energy Certificates (MWh)	11,677,855
Carbon emissions (Metric Tons)	402,217
Interest rate contracts ($ USD)	700,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $420 million.
As of September 30, 2024, DTE Energy had $482 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $435 million. The net remaining amount of $47 million is derived from the $420 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 — LONG-TERM DEBT
Debt Issuances
Refer to the table below for debt issued through September 30, 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior Notes(a)	5.10%	2029	$1,200
DTE Electric	February	Mortgage Bonds(b)	4.85%	2026	500
DTE Electric	February	Mortgage Bonds(b)	5.20%	2034	500
DTE Energy	May	Senior Notes (c)	5.85%	2034	850
DTE Energy	August	Senior Notes (d)	4.95%	2027	1,200
					$4,250
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
(d)Proceeds to be used for the repayment of a portion of the $1.3 billion 2019 Series F 4.22% Senior Notes due November 1, 2024 and for general corporate purposes. Pending repayment of the 2019 Series F Senior Notes, a portion of the proceeds of the notes were invested in cash equivalents.
In October 2024, DTE Gas issued $160 million of 4.87% First Mortgage Bonds due November 1, 2034 and $160 million of 5.43% First Mortgage Bonds due November 1, 2054 to a group of institutional investors in a private placement transaction. Proceeds have been used for the repayment of short-term borrowings and for general corporate purposes, including capital expenditures.
Debt Redemptions
Refer to the table below for debt redeemed through September 30, 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.65%	2024	$100
DTE Electric	June	Securitization Bonds	2.64%	2024	19
DTE Electric	September	Securitization Bonds	5.97%	2024	24
					$143
In October 2024, DTE Energy redeemed at maturity its $675 million 2016 Series C 2.53% Senior Notes. This redemption was funded through the maturity of a portion of time deposits which were included in Current investments on DTE Energy's Consolidated Statements of Financial Position at September 30, 2024.

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2024, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.66 to 1, 0.54 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of September 30, 2024 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2028	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2025(a)	175	—	—	$175
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facility, expiring June 2026	100	—	—	100
Unsecured letter of credit facility(b)	50	—	—	50
Unsecured letter of credit facility(c)	—	125	—	125
	1,975	925	300	3,200
Amounts outstanding at September 30, 2024
Commercial paper issuances	28	798	140	966
Letters of credit	83	92	—	175
	111	890	140	1,141
Net availability at September 30, 2024	$1,864	$35	$160	$2,059
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At September 30, 2024, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $133 million and $152 million at September 30, 2024 and December 31, 2023, respectively, and were fully offset by posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 10 — LEASES
Lessor
During the first quarter 2024, DTE Energy completed construction of and began operating certain energy infrastructure assets under a long-term agreement with a large industrial customer. DTE Energy began leasing these assets to the customer for a 20-year term ending in 2044. DTE Energy has accounted for this arrangement as a finance lease, recognizing a net investment of $157 million as of September 30, 2024. Under the long-term agreement, additional energy infrastructure assets remain under construction and are expected to be completed through the remainder of 2024. The assets will be subsequently leased to the customer and increase the net investment in finance leases accordingly.
The components of DTE Energy’s net investment in finance leases for remaining periods were as follows:

DTE Energy
September 30, 2024
(In millions)
2024	$13
2025	52
2026	51
2027	51
2028	50
2029 and thereafter	644
Total minimum future lease receipts	861
Residual value of leased pipeline	17
Less unearned income	439
Net investment in finance lease	439
Less current portion	12
$427
Interest income recognized under finance leases was $10 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $27 million and $20 million for the nine months ended September 30, 2024 and 2023, respectively.
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fixed payments	$4	$4	$11	$11
Variable payments	15	15	34	33
	$19	$19	$45	$44

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
In April 2024, the EPA finalized new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. The new rules may impact future electric generation plans that will be defined in DTE Electric's next Integrated Resource Plan filing. Challenges to the rules have been filed, and DTE Electric will continue to monitor regulatory developments. The financial impacts of the new rules are still being assessed.
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
DTE Electric is currently evaluating the compliance options and working with the state of Michigan on identifying any necessary controls or modifications to existing intake structures. DTE Electric's current capital plan includes an estimated $3 million of compliance-related expenditures for Belle River power plant after its conversion. Projected capital expenditures have decreased as a result of Monroe power plant's expected retirement and the planned conversion of the Belle River power plant to natural gas. However, discussions with the state are ongoing.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2024 and December 31, 2023, DTE Electric had $9 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015 and has continued to be updated in subsequent years. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric currently owns and operates multiple coal ash storage facilities to manage coal ash from coal-fired power plants that are subject to federal, state, and local CCR and solid waste regulations. At certain facilities, the rule required ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant.
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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. DTE Electric is in the process of evaluating the final rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. The preliminary cost estimate to comply with the revised rule is approximately $210 million as of September 30, 2024, and is recorded to Asset retirement obligations. The estimate will be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2024 and December 31, 2023, DTE Gas had $25 million and $26 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
Air — In March 2023, the EPA published the Good Neighbor Rule, which includes provisions for compressor engines operated for the transportation of natural gas. In June 2024, the United States Supreme Court issued an opinion granting emergency applications to stay the Good Neighbor Rule. The stay will remain in effect during other litigation. The status of the rule remains uncertain as litigation is ongoing. At this time, DTE Gas does not expect a significant financial impact.

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
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. The case is proceeding through discovery and trial is set for July 2025. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2024 was $216 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at September 30, 2024. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2024, DTE Energy had $360 million of performance bonds outstanding, including $185 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,800 represented employees, including DTE Electric's approximately 2,500 represented employees. This represents 51% and 59% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 8% have contracts expiring within one year for DTE Energy. None of the represented employees have contracts expiring within one year for DTE Electric.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(In millions)
Three Months Ended September 30,
Service cost	$14	$15	$4	$4
Interest cost	52	54	16	17
Expected return on plan assets	(86)	(89)	(30)	(28)
Amortization of:
Net actuarial loss	15	2	2	2
Prior service credit	—	(1)	(3)	(4)
Net periodic benefit credit	$(5)	$(19)	$(11)	$(9)

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(In millions)
Nine Months Ended September 30,
Service cost	$43	$43	$13	$13
Interest cost	156	161	47	49
Expected return on plan assets	(256)	(264)	(90)	(83)
Amortization of:
Net actuarial loss	44	5	5	7
Prior service credit	(1)	(2)	(8)	(14)
Settlements	—	7	—	—
Net periodic benefit credit	$(14)	$(50)	$(33)	$(28)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, other income and deductions, and capital expenditures were credits of $1 million and $4 million for the three and nine months ended September 30, 2024, respectively, and $12 million and $28 million for the three and nine months ended September 30, 2023, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Service cost	$3	$3	$10	$10
Interest cost	11	12	35	37
Expected return on plan assets	(20)	(18)	(59)	(55)
Amortization of:
Net actuarial loss	1	—	1	—
Prior service credit	(1)	(3)	(5)	(10)
Net periodic benefit credit	$(6)	$(6)	$(18)	$(18)
Pension and Other Postretirement Contributions
In September, DTE Energy made a nominal contribution to the qualified pension plans and no contributions are currently expected for DTE Energy’s postretirement benefit plans in 2024. Plans may be updated at the discretion of management and depending on economic and financial market conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Electric	$18	$20	$54	$55
Gas	5	4	12	13
DTE Vantage	7	13	25	32
Energy Trading	21	20	66	65
Corporate and Other	—	—	—	—
	$51	$57	$157	$165
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
Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Utility operations
Electric	$1,695	$1,623	$4,772	$4,324
Gas	230	227	1,230	1,245
Operating Revenues — Non-utility operations
Electric	2	3	11	10
DTE Vantage	190	199	555	572
Energy Trading	840	893	2,610	3,365
Corporate and Other	—	—	—	—
Reconciliation and Eliminations	(51)	(57)	(157)	(165)
Total	$2,906	$2,888	$9,021	$9,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$437	$268	$886	$547
Gas	(13)	(5)	153	190
DTE Vantage	33	56	74	109
Energy Trading	42	65	82	234
Corporate and Other	(22)	(52)	(83)	(102)
Net Income Attributable to DTE Energy Company	$477	$332	$1,112	$978

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$477	$332	$1,112	$978
Diluted Earnings per Common Share	$2.30	$1.61	$5.36	$4.74
The increase in Net Income Attributable to DTE Energy Company for the three and nine months ended September 30, 2024 was primarily due to higher earnings in the Electric and Corporate and Other segments, partially offset by lower earnings in the Energy Trading, Gas, and DTE Vantage segments.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings per share growth with a strong balance sheet and attractive dividend.
DTE Energy's utilities are investing capital to support a modern, reliable grid and cleaner, affordable energy through investments in base infrastructure and new generation. Increasing intensity of windstorms and other weather events, coupled with increasing electric vehicle adoption, will drive a continued need for substantial grid investment over the long-term.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$437	$268	$886	$547
Gas	(13)	(5)	153	190
DTE Vantage	33	56	74	109
Energy Trading	42	65	82	234
Corporate and Other	(22)	(52)	(83)	(102)
Net Income Attributable to DTE Energy Company	$477	$332	$1,112	$978

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues
Utility operations	$1,695	$1,623	$4,772	$4,324
Non-utility operations	2	3	11	10
	1,697	1,626	4,783	4,334
Operating Expenses
Fuel and purchased power — utility	461	438	1,248	1,113
Operation and maintenance	347	372	1,064	1,095
Depreciation and amortization	365	337	1,075	989
Taxes other than income	91	88	263	256
	1,264	1,235	3,650	3,453
Operating Income	433	391	1,133	881
Other (Income) and Deductions	97	104	292	279
Income Tax Expense (Benefit)	(101)	19	(45)	55
Net Income Attributable to DTE Energy Company	$437	$268	$886	$547
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

Operating Revenues increased $71 million and $449 million in the three and nine months ended September 30, 2024, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$100	$268
Weather	86	157
Regulatory mechanism - DTE Securitization I and II	15	47
Base sales	(1)	33
Power Supply Cost Recovery(a)	(63)	21
Interconnection sales	2	14
Rate mix	15	2
Regulatory mechanism - RPS(b)	(71)	(95)
Other regulatory mechanisms and other(c)	(12)	2
	$71	$449
______________________________
(a)Includes accruals for expected benefits from nuclear production tax credits, which offset power supply costs.
(b)Includes the impact of solar investment tax credits recognized in third quarter 2024, which offset income tax expense (benefit).
(c)Primarily includes regulatory mechanisms relating to EWR and TRM.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands of MWh)
DTE Electric Sales
Residential	4,623	4,292	11,774	11,070
Commercial	4,527	4,433	12,452	12,163
Industrial	2,255	2,202	6,569	6,477
Other	44	46	141	146
	11,449	10,973	30,936	29,856
Interconnection sales	2,734	2,314	6,162	5,229
Total DTE Electric Sales	14,183	13,287	37,098	35,085

DTE Electric Deliveries
Retail and wholesale	11,449	10,973	30,936	29,856
Electric retail access	1,183	1,177	3,353	3,317
Total DTE Electric Sales and Deliveries	12,632	12,150	34,289	33,173
Fuel and purchased power — utility expense increased $23 million and $135 million in the three and nine months ended September 30, 2024, respectively. The increase in both periods was due to the following:

Three Months
(In millions)
Coal - higher consumption and higher prices	$17
Higher transmission expenses	11
Nuclear fuel - higher amortization due to higher generation	5
Purchased power - lower market prices and lower purchase volumes due to higher generation	(18)
Other	8
$23

Nine Months
(In millions)
Coal - higher consumption and higher prices	$68
Higher transmission expenses	38
Purchased power - MISO refund in 2023 and higher volumes in 2024 primarily due to higher demand	32
Nuclear fuel - lower amortization due to refueling outage in 2024	(5)
Other	2
$135
Operation and maintenance expense decreased $25 million and $31 million in the three and nine months ended September 30, 2024, respectively. The decrease in the third quarter was primarily due to lower distribution operations expense of $38 million (primarily due to lower storm restoration costs), lower plant generation expense of $9 million, and lower EWR expense of $6 million, partially offset by higher RPS expense of $15 million, higher uncollectible expense of $11 million, and higher legal expense of $4 million. The decrease in the nine-month period was primarily due to lower distribution operations expense of $113 million (primarily due to lower storm restoration costs), partially offset by one-time costs of $32 million resulting from the voluntary separation incentive program, higher RPS expense of $22 million, higher uncollectible expense of $15 million, higher legal expense of $7 million, and higher plant generation expense of $6 million.
Depreciation and amortization expense increased $28 million and $86 million in the three and nine months ended September 30, 2024, respectively. The increase in the third quarter was primarily due to a higher depreciable base. The increase in the nine-month period was primarily due to a higher depreciable base of $77 million and an increase of $6 million associated with the TRM.
Taxes other than income increased $3 million and $7 million in the three and nine months ended September 30, 2024, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions decreased $7 million and increased $13 million in the three and nine months ended September 30, 2024, respectively. The decrease in the third quarter was primarily due to higher AFUDC equity earnings of $15 million and higher investment earnings of $8 million, partially offset by higher net interest expense of $16 million. The increase in the nine-month period was primarily due to higher net interest expense of $59 million, partially offset by higher AFUDC equity earnings of $35 million and higher investment earnings of $9 million.
Income Tax Expense (Benefit) changed $120 million and $100 million in the three and nine months ended September 30, 2024, respectively. The change in both periods was primarily due to higher investment tax credits related to 2024 solar projects and higher nuclear production tax credits, partially offset by higher earnings. The impact of tax credits are offset in Operating Revenues through various regulatory mechanisms and have no impact on Net Income.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. DTE Electric will maintain a strong focus on customers by increasing reliability and satisfaction while working to keep customer rate increases affordable. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, uncertainty of legislative or regulatory actions regarding environmental compliance, and effects of energy waste reduction programs.
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

GAS
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Utility operations	$230	$227	$1,230	$1,245

Operating Expenses
Cost of gas — utility	17	23	316	331
Operation and maintenance	125	115	389	366
Depreciation and amortization	57	51	166	153
Taxes other than income	25	23	89	82
Asset (gains) losses and impairments, net	—	—	—	(1)
	224	212	960	931
Operating Income	6	15	270	314
Other (Income) and Deductions	24	23	70	64
Income Tax Expense (Benefit)	(5)	(3)	47	60
Net Income (Loss) Attributable to DTE Energy Company	$(13)	$(5)	$153	$190
Operating Revenues — Utility operations increased $3 million and decreased $15 million in the three and nine months ended September 30, 2024, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The change in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Weather	$(1)	$(23)
Gas Cost Recovery	(6)	(15)
Regulatory mechanism - EWR	(2)	(5)
Base sales	1	(1)
Infrastructure recovery mechanism	10	28
Other	1	1
	$3	$(15)
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Bcf)
Gas Markets
Gas sales	8	8	84	89
End-user transportation	39	40	127	129
	47	48	211	218
Intermediate transportation	116	121	381	401
Total Gas sales	163	169	592	619
Cost of gas — utility expense decreased $6 million and $15 million in the three and nine months ended September 30, 2024, respectively. The decrease in the third quarter was primarily due to lower cost of gas of $6 million. The decrease in the nine-month period was primarily due to lower sales volumes of $20 million partially offset by higher cost of gas of $5 million.

Operation and maintenance expense increased $10 million and $23 million in the three and nine months ended September 30, 2024, respectively. The increase in the third quarter was primarily due to higher uncollectible expense of $7 million and higher gas operations expense of $5 million. The increase in the nine-month period was primarily due to higher gas operations expense of $13 million, one-time costs resulting from the voluntary separation incentive program of $8 million, and higher uncollectible expense of $6 million, partially offset by lower legal expenses of $2 million.
Depreciation and amortization expense increased $6 million and $13 million in the three and nine months ended September 30, 2024, respectively. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income expense increased $2 million and $7 million in the three and nine months ended September 30, 2024, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $1 million and $6 million in the three and nine months ended September 30, 2024, respectively. The increase in the nine-month period was primarily due to higher net interest expense of $10 million partially offset by lower non-operating retirement benefits expense of $2 million and higher investment earnings of $2 million.
Income Tax Expense (Benefit) increased $2 million and decreased $13 million in the three and nine months ended September 30, 2024, respectively. The decrease in the nine-month period was primarily due to lower earnings.
Outlook — DTE Gas will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Gas expects that planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather and the outcome of regulatory proceedings. DTE Gas expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.
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

DTE VANTAGE
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$190	$199	$555	$572

Operating Expenses
Fuel, purchased power, and gas — non-utility	87	98	279	288
Operation and maintenance	66	50	199	171
Depreciation and amortization	14	14	43	39
Taxes other than income	2	2	8	7
Asset (gains) losses and impairments, net	—	(12)	(1)	(9)
	169	152	528	496
Operating Income	21	47	27	76
Other (Income) and Deductions	(23)	(7)	(66)	(25)
Income Taxes
Expense	13	15	25	28
Tax credits	(2)	(17)	(6)	(36)
	11	(2)	19	(8)
Net Income Attributable to DTE Energy Company	$33	$56	$74	$109
Operating Revenues — Non-utility operations decreased $9 million and $17 million in the three and nine months ended September 30, 2024, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower demand and prices in the Steel business	$(5)	$(16)
Lower sales in the Renewables business	(8)	(6)
Sale of project in the On-site business	—	(3)
New project in the On-site business	4	8
	$(9)	$(17)
Fuel, purchased power, and gas — non-utility expense decreased $11 million and $9 million in the three and nine months ended September 30, 2024, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower demand and prices in the Steel business	$(9)	$(12)
Sale of project in the On-site business	—	(3)
Costs in the Renewables business	(2)	6
	$(11)	$(9)
Operation and maintenance expense increased $16 million and $28 million in the three and nine months ended September 30, 2024. The increase in the third quarter was primarily due to higher costs in the Renewables business of $6 million, On-site business of $5 million, and Steel business of $4 million. The increase in the nine-month period was primarily due to higher costs in the On-site business of $12 million, Renewables business of $8 million, and Steel business of $8 million.
Depreciation and amortization expense increased $4 million in the nine-month period ended September 30, 2024. The increase in the nine-month period was primarily due to new projects in the Renewables business.

Asset (gains) losses and impairments, net decreased $12 million and $8 million in the three and nine months ended September 30, 2024, respectively. The decrease in both periods was primarily due to a gain in 2023 of $17 million resulting from a change in estimate of an asset retirement obligation in the Steel business, partially offset by asset write-offs in other business units of $5 million. The remaining decrease in the nine-month period was primarily due to settlement of contingent consideration relating to a 2017 acquisition in the Renewables business in 2023.
Other (Income) and Deductions increased $16 million and $41 million in the three and nine months ended September 30, 2024, respectively. The increase in the third quarter was primarily due to higher interest income of $12 million associated with a new project in the On-site business and higher equity earnings of $8 million, partially offset by higher interest expense of $3 million. The increase in the nine-month period was primarily due to higher interest income of $28 million associated with a new project in the On-site business and a gain in the Renewables business of $25 million attributed to the sale of a partnership interest, partially offset by higher interest expense of $10 million.
Income Taxes — Tax credits decreased $15 million and $30 million in the three and nine months ended September 30, 2024, respectively. The decrease in both periods was primarily due to investment tax credits related to new projects in the On-site and Renewables businesses in 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$840	$893	$2,610	$3,365

Operating Expenses
Purchased power, gas, and other — non-utility	757	780	2,425	2,975
Operation and maintenance	22	23	69	62
Depreciation and amortization	2	2	4	4
Taxes other than income	1	—	4	4
	782	805	2,502	3,045
Operating Income	58	88	108	320
Other (Income) and Deductions	2	1	(1)	8
Income Tax Expense	14	22	27	78
Net Income Attributable to DTE Energy Company	$42	$65	$82	$234

Operating Revenues — Non-utility operations decreased $53 million and $755 million in the three and nine months ended September 30, 2024, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - ($72) primarily due to lower gas prices, $19 settled financial hedges	$(53)
Unrealized MTM - $11 gains compared to $21 gains in the prior period	(10)
Other realized gain (loss)	10
$(53)

Nine Months
(In millions)
Realized gas structured and gas transportation strategies - ($476) primarily due to lower gas prices, ($48) settled financial hedges	$(524)
Unrealized MTM - ($67) losses compared to $105 gains in the prior period	(172)
Other realized gain (loss)	(59)
$(755)
Purchased power, gas, and other — non-utility expense decreased $23 million and $550 million in the three and nine months ended September 30, 2024, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - primarily lower gas prices	$(46)
Unrealized MTM - ($45) gains compared to ($36) gains in the prior period	(9)
Other realized (gain) loss	32
$(23)

Nine Months
(In millions)
Realized gas structured and gas transportation strategies - primarily lower gas prices	$(536)
Unrealized MTM - ($83) gains compared to ($120) gains in the prior period	37
Other realized (gain) loss	(51)
$(550)
Operation and maintenance expense decreased $1 million and increased $7 million in the three and nine months ended September 30, 2024, respectively. The increase in the nine-month period was primarily due to higher compensation costs.
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
Operating Income decreased $30 million for the three months ended September 30, 2024, which includes a $15 million unfavorable change in timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $9 million unfavorable change in timing related losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income decreased $212 million for the nine months ended September 30, 2024, which includes a $139 million unfavorable change in timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $93 million unfavorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Other (Income) and Deductions increased $1 million and changed $9 million in the three and nine months ended September 30, 2024, respectively. The change in the nine-month period was primarily due to higher interest income.

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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net loss of $22 million and $83 million for the three and nine months ended September 30, 2024, respectively, represents a decrease of $30 million and $19 million from the net loss of $52 million and $102 million in the comparable 2023 periods. The decrease in the third quarter was primarily due to the effective tax rate adjustments. The decrease in the nine-month period was primarily due to the effective tax rate adjustments and higher equity investment income, partially offset by higher net interest expense and higher state income taxes.
Outlook — Corporate and Other will continue to support DTE Energy's goals to achieve long-term earnings growth by managing corporate costs such as interest and tax expense. Corporate and Other will also continue to support DTE Energy in achieving a strong balance sheet, access to capital markets, and implementation of a financing plan that includes interest rate management in order to manage interest costs.

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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$51	$43
Net cash from operating activities	2,559	2,375
Net cash used for investing activities	(4,713)	(2,941)
Net cash from financing activities	3,126	589
Net Increase in Cash, Cash Equivalents, and Restricted Cash	972	23
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,023	$66
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $184 million in 2024. The increase was primarily due to increases in Net income, Depreciation and amortization, and working capital items, partially offset by decreases in cash related to deferred taxes and Allowance for equity funds used during construction.
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
Net cash used for investing activities increased by $1.8 billion in 2024 primarily due to the Investment in time deposits and increases in utility plant and equipment expenditures and Notes receivable.
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

Net cash from financing activities increased by $2.5 billion in 2024 primarily due to increases in cash related to the Issuance of long-term debt, net of issuance costs and Redemption of long-term debt, partially offset by a decrease in cash related to Short-term borrowings, net.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $420 million.

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
Liquidity
DTE Energy has approximately $3.0 billion of available liquidity at September 30, 2024, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2023	$97
Reclassified to realized upon settlement	(213)
Changes in fair value recorded to income	214
Amounts recorded to unrealized income	1
Changes in fair value recorded in Regulatory liabilities	29
Amounts recorded in other comprehensive income, pre-tax	7
Change in collateral	(80)
MTM at September 30, 2024	$54
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2027 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2024	2025	2026	2027 and Beyond	Total Fair Value
	(In millions)
Level 1	$(8)	$(11)	$(6)	$1	$(24)
Level 2	22	18	13	(10)	43
Level 3	10	40	16	(23)	43
MTM before collateral adjustments	$24	$47	$23	$(32)	62
Collateral adjustments					(8)
MTM at September 30, 2024					$54

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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2024:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$348	$—	$348
BBB+ and BBB	305	—	305
BBB-	9	—	9
Total Investment Grade	662	—	662
Non-investment grade(b)	17	—	17
Internally Rated — investment grade(c)	307	(1)	306
Internally Rated — non-investment grade(d)	5	—	5
Total	$991	$(1)	$990
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of September 30, 2024, DTE Energy had floating rate debt of $966 million and a floating rate debt-to-total debt ratio of 4.0%.

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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2024 and 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2024	2023	2024	2023	Change in the Fair Value of
	(In millions)
Environmental contracts	$(12)	$(7)	$12	$7	Commodity contracts
Gas contracts	$20	$35	$(20)	$(35)	Commodity contracts
Power contracts	$(3)	$3	$3	$(4)	Commodity contracts
Oil contracts	$—	$1	$—	$(1)	Commodity contracts
Interest rate risk — DTE Energy	$(775)	$(717)	$826	$776	Long-term debt
Interest rate risk — DTE Electric	$(491)	$(477)	$531	$524	Long-term debt
For further discussion of market risk, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2024:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2024 — 07/31/2024	4,833	$114.07	—	—	—
08/01/2024 — 08/31/2024	492	$114.47	—	—	—
09/01/2024 — 09/30/2024	1,450	$118.48	—	—	—
Total	6,775		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended September 30, 2024, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Supplemental Indenture dated as of August 1, 2024, to the Amended and Restated Indenture dated as of April 9, 2001, by and between DTE Energy Company and the Bank of New York Mellon Trust Company, N.A., as successor trustee. (2024 Series E)
X
4.2
Fifty-fifth Supplemental Indenture dated as of October 1, 2024, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (2024 Series F and G)
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

Date:	October 24, 2024
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)