Form 10-K
period 2024-12-31
DTE ENERGY CO; DTE Electric Co
filed 2025-02-13
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
On June 30, 2024, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $22.9 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 31, 2025:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,242,390

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2025 Annual Meeting of Common Shareholders to be held May 8, 2025, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DT Midstream	DT Midstream, Inc., formerly DTE Energy's natural gas pipeline, storage, and gathering non-utility business comprising the Gas Storage and Pipelines segment and certain DTE Energy holding company activity in the Corporate and Other segment, which separated from DTE Energy and became an independent public company on July 1, 2021

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

DEFINITIONS

Interconnection sales	Sales of power by DTE Electric into the energy market through MISO, generally resulting from excess generation compared to customer demand

IRS	Internal Revenue Service

ISO	Independent System Operator

ITCs	Investment tax credits

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAAQS	National Ambient Air Quality Standards

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

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

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

PTCs	Production tax credits

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

DEFINITIONS

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM	A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system

USD	United States Dollar ($)

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatt-hour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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
Corporate Structure
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure. For financial information by segment for the last three years, see Note 21 to the Consolidated Financial Statements, "Segment and Related Information."
Electric segment
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
Non-utility Operations
•The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers.
•The Energy Trading segment consists of energy marketing and trading operations.

Corporate and Other
•Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
Refer to Management’s Discussion and Analysis in Item 7 of this Report for an in-depth analysis of each segment’s financial results. A description of each business unit follows.

ELECTRIC SEGMENT
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
For a summary of Electric segment operating revenues by service, see Note 4 to the Consolidated Financial Statements, "Revenue."
Fuel Supply and Purchased Power
DTE Electric's power is generated primarily from a variety of fuels and is supplemented with renewable generation and purchased power. DTE Electric expects to have an adequate supply of power to meet its obligation to serve customers. DTE Electric's generating capability is largely dependent upon the availability of coal and natural gas.
Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 7.5 million tons of low-sulfur western coal and approximately 1.2 million tons of Appalachian coal to be delivered from 2025 to 2026. All of these contracts have pricing schedules. DTE Electric has 100% of its expected coal requirements under contract for 2025. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. DTE Electric's 2025 rail transportation is covered under long-term agreements. DTE Electric expects to cover all of its 2025 vessel transportation requirements for delivery of purchased coal to electric generating facilities through existing agreements.

DTE Electric's natural gas supply requirements are expected to be met through a combination of short and long-term agreements, agreements with local distribution companies, and spot market purchases. Natural gas purchase requirements for 2025 are expected to be approximately 80 Bcf. DTE Electric has contracts for firm gas transportation and storage capacity to ensure reliable and flexible gas supply to its power plants. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements.
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
Generating facilities owned and in service as of December 31, 2024 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Coal
Monroe(b)	Monroe	1971, 1973, and 1974	3,066
Belle River(c)	St. Clair	1984 and 1985	1,034
Natural Gas/Oil
Greenwood	St. Clair	1979	785
Natural Gas/Combined Cycle
Blue Water Energy Center	St. Clair	2022	1,149
Dearborn	Wayne	2019	35
			6,069
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	1,953
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,122
Renewables(e)
Wind Utility	Various	2011-2023	1,491
Wind Non-Utility	Various	2019 and 2020	106
Solar Utility	Various	2010-2017, 2021, and 2024	215
Solar Non-Utility	Delta	2019 and 2022	2
			1,814
			12,099
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
(b)The Monroe generating plant provided 33% of DTE Electric’s total 2024 power plant generation.
(c)Represents DTE Electric's 81% interest in Belle River with a total capability of 1,270 MW. See Note 6 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(d)Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,290 MW. See Note 6 to the Consolidated Financial Statements, "Jointly-Owned Utility Plant."
(e)In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 609 MW of renewable power generated from wind, solar, and biomass facilities. Of that amount, currently 52 MW relates to power purchase agreements with DTE Sustainable Generation.
See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.
DTE Electric owns and operates 702 distribution substations with a capacity of approximately 37,710,000 kilovolt-amperes (kVA) and approximately 455,300 line transformers with a capacity of approximately 33,570,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2024 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,566	13,553
24 kV	175	702
40 kV	2,343	445
120 kV	61	8
	31,145	14,708
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
See Notes 7, 8, 11, 17, and 18 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," "Fair Value," "Commitments and Contingencies," and "Nuclear Operations."
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
DTE Electric's distribution operations focus is on distributing energy in a safe, cost-effective, and reliable manner to customers. An increasing intensity of windstorms and other weather events, coupled with increasing electric vehicle adoption and potential for data centers, will drive a continued need for substantial grid investment over the long-term. DTE Electric is hardening and upgrading its infrastructure and has plans to build substations to provide additional capacity as customers shift to more electrification, including electric vehicles. DTE Electric seeks to increase operational efficiencies to maintain rate affordability and increase reliability and customer satisfaction through accelerated tree trimming, pole maintenance, enhanced grid automation to reduce outage duration, and increased underground distribution.
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
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Energy legislation enacted by the State of Michigan has placed a 10% cap on total retail access. This cap mitigates some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full-service customer rates. Customers with retail access to alternative electric suppliers consist primarily of industrial and commercial customers and represented approximately 10%, of retail sales in 2024, 2023 and 2022. DTE Electric expects that customers with retail access to alternative electric suppliers will remain at approximately 10% of retail sales in 2025 and future years.
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

GAS SEGMENT
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
For a summary of Gas segment operating revenues by service, see Note 4 to the Consolidated Financial Statements, "Revenue."

Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.5 Bcf, with approximately 65% of the volume coming from underground storage for 2024. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2027.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2024 are listed below.

	Availability (MDth/d)	Contract Expiration
Vector Pipeline L.P.	18	2025
Viking Gas Transmission Company	21	2027
Great Lakes Gas Transmission L.P.	33	2028
ANR Pipeline Company	174	2028
Panhandle Eastern Pipeline Company	80	2029
NEXUS Pipeline	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 20,500 miles of distribution mains, approximately 1,238,000 service pipelines, and approximately 1,352,000 active meters. DTE Gas also owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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

See Notes 8 and 17 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies."
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

DTE VANTAGE SEGMENT
Description
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

Renewable Energy
•Renewable Gas Recovery — DTE Vantage has ownership interests in, and operates, twenty-three gas recovery sites in ten states. The sites recover methane from landfills and agricultural businesses and convert the gas to generate electricity and replace fossil fuels in industrial and manufacturing operations. Certain sites also refine the methane to produce pipeline-quality gas and generate environmental attributes, including environmental credits from California's Low Carbon Fuel Standard (LCFS) and the federal Renewable Fuel Standard (RFS), and in some cases may generate tax credits. The gas is then sold to off-takers, along with the environmental attributes, to be used as low carbon transportation fuel.
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
Properties and Other
The following are significant properties owned by DTE Vantage as of December 31, 2024:

Business Areas	Location	Service Type
Renewable Energy
Renewable Gas Recovery	AZ, CA, MI, NC, NY, OH, SD, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Wholesale Power and Renewables	CA	Electric Generation
Custom Energy Solutions
On-Site Energy
Automotive	IN, MI, NY, OH, and TN	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Casino and Gaming	NJ	Electricity, Steam, and Chilled Water
Steel and Petroleum Coke
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
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

ENERGY TRADING SEGMENT
Description
The Energy Trading segment focuses on physical and financial power, natural gas and environmental marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, environmental and related services which may include the management of associated storage and transportation contracts on the customers’ behalf and the supply or purchase of environmental attributes to various customers. Energy Trading's customer base is predominantly utilities, local natural gas distribution companies, pipelines, producers and generators, and other marketing and trading companies. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.
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

	DTE Electric	DTE Gas	Total
	(In millions)
Water	3	—	3
Contaminated and other sites	8	12	20
Coal combustion residuals and effluent limitations guidelines	509	—	509
Estimated total future expenditures through 2029	$520	$12	$532
Estimated 2025 expenditures	$36	$3	$39
Estimated 2026 expenditures	$155	$5	$160
For additional information regarding environmental matters, refer to Notes 7, 8, and 17 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
HUMAN CAPITAL MANAGEMENT
DTE Energy and its subsidiaries had approximately 9,500 employees as of December 31, 2024, of which approximately 4,800 were represented by unions. DTE Electric had approximately 4,300 employees as of December 31, 2024, of which approximately 2,550 were represented by unions. The workforce is comprised almost entirely of full-time employees.
DTE Energy and utilities across the country are in the middle of major transformation of our business through technology investments, changes to our electric generation portfolio, and upgrades to our distribution infrastructure.
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
Diversity, Equity, and Inclusion (DEI)
DTE Energy is committed to building a diverse, empowered, and engaged team that delivers safe, reliable service and energy to our customers. A diverse workforce and inclusive culture contribute to DTE Energy's success and sustainability by driving innovation and creating trusted relationships with employees, customers, suppliers, and community partners. By tapping into the talent, unique perspectives, and life experiences of every employee, DTE Energy can ensure its continued success.
As of December 31, 2024, DTE Energy’s workforce was comprised of 26% women and 32% minorities. DTE Energy measures DEI performance by its workforce representation of women, minorities, veterans, and employees with disabilities, as well as the following:
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
DTE Energy's Wellbeing Executive Leadership Committee (WELCOM) provides oversight of our culture of health and wellbeing strategy and monitors performance across various metrics including an Employer Health Opportunity Assessment, completion of required wellbeing trainings, and measurement of collective health of the DTE family including medical trends and spend. In 2024, DTE Energy was recognized as the honorable mention recipient of the C. Everett Koop National Health Award for best-in-class workplace health and wellbeing programs. Additionally, in 2024, Jerry Norcia, DTE Energy's Chairman and CEO, and David Ruud, DTE Energy's Executive Vice President and Chief Financial Officer, were both awarded the Jerry Noyce Executive Health Champion Award by the Health Enhancement Research Organization (HERO).
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
•Long-term incentive plans allow DTE Energy to grant individuals long-term equity incentives to encourage continued employment with DTE Energy, to accomplish pre-defined long-term performance objectives, and to create shareholder alignment. Metrics generally include total shareholder return relative to industry peers, utility return on equity, and cumulative operating earnings per share.

For additional information on the metrics above, please see the "Annual and Long-term Incentives" section of DTE Energy's Proxy Statement.
Additionally, refer to DTE Energy’s annual Sustainability report for further information on metrics tracked for health and safety and other components of DTE Energy’s human capital management. The report is available through the Environmental, Social, and Governance section of the Investor Relations page on DTE Energy’s website (www.dteenergy.com), and shall not be deemed incorporated by reference into this Form 10-K.

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
The Clean Energy Standard, Renewable Portfolio Standard and energy waste reduction may affect the Registrants' business and federal and state fuel standards may affect DTE Energy's non-utility investments. The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of clean and renewable energy. The Registrants have complied with the existing federal and state legislation, but do not know what requirements may be added by federal or state legislation in the future. In addition, the Registrants expect to comply with new Michigan legislation increasing the percentage of power required to be provided by clean energy resources and renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
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

Unplanned outages at our power plants and other generating assets may be costly. Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. As a result of unforeseen maintenance, the Registrants may be required to make spot market purchases of electricity that exceed the costs of generation. The Registrants' financial performance may be negatively affected if unable to recover such increased costs.
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 4,800 and DTE Electric's approximately 2,550 represented employees. The majority of represented employees are under contracts that expire in 2027. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.
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
The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the ability of Registrants and their subsidiaries to issue new debt, including commercial paper, and to refinance existing debt. Macroeconomic events may lead to higher interest rates on debt and could increase financing costs and adversely affect the Registrants' results of operations. Rising interest rates could also reduce investor interest in DTE Energy's common stock, negatively impacting its share price and increasing its cost of equity. In addition, the level of borrowing by other energy companies and the market as a whole could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2029, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
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
DTE Energy engages third-party service providers to assist with managing various aspects of its business. These service providers are subject to due diligence reviews of their information security programs prior to onboarding. DTE Energy also contractually requires service providers with access to its information technology (IT) systems, sensitive business data, or personal information to implement and maintain appropriate security controls and restricts their ability to use such data for purposes other than to provide services to DTE Energy, except as required by law. Third-party service providers are also contractually required to notify DTE Energy promptly of cyber incidents that may affect any systems or data. DTE Energy collaborates with its service providers to help determine whether their information security protocols are sufficient. If a service provider experiences a cyber incident, DTE Energy monitors their compliance with our security requirements; however, DTE Energy may not have the ability in all cases to effectively oversee the implementation of these control measures.

The CSDC monitors and responds to actual and potential compromises from third-party service providers. Access from a potentially compromised third-party is restricted until DTE Energy receives confirmation the compromise has been mitigated.
DTE Energy has experienced, and expects to continue to be subject to, cybersecurity threats and incidents. As of December 31, 2024, cybersecurity risks have not materially affected the Registrants’ business strategy, results of operations, or financial condition. For additional discussion of the risks related to cybersecurity threats and incidents, see Item 1A. "Risk Factors."
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
DTE Energy’s Chief Information Officer leads the cybersecurity team and has responsibility for assessing and managing cybersecurity risks. The Chief Information Officer has held this position for over 10 years and has decades of experience in IT, including oversight of information protection security (IPS). The IPS cybersecurity team is also led by two full-time directors with over 40 combined years of industry experience, including (1) the director of cybersecurity operations responsible for the CSDC, identity and access assurance, and cloud security and (2) the IPS director of cybersecurity strategy, risk, and engagement who is also responsible for engagement and outreach to internal and external stakeholders.
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

Item 3. Legal Proceedings
For more information on legal proceedings and matters related to the Registrants, see Notes 8 and 17 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.
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
At December 31, 2024, there were 207,171,582 shares of DTE Energy common stock outstanding. These shares were held by a total of 40,177 shareholders of record.
All of the 138,632,324 issued and outstanding shares of DTE Electric common stock, par value $10 per share, are indirectly-owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for DTE Electric's common stock.
For information on DTE Energy dividend restrictions, see Note 15 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings."
All of DTE Energy's equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. For additional detail, see Note 20 to the Consolidated Financial Statements, "Stock-Based Compensation."
See the following table for information as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	—	$—	2,074,209
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2024:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2024 — 10/31/2024	1,097	$124.68	—	—	—
11/01/2024 — 11/30/2024	3,371	$120.31	—	—	—
12/01/2024 — 12/31/2024	2,721	$121.57	—	—	—
Total	7,189		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2020	2021	2022	2023	2024
DTE Energy Company	(2.90)	19.42	1.27	(2.81)	13.47
S&P 500 Index	18.39	28.68	(18.13)	26.26	25.00
S&P 500 Multi-Utilities Index	(5.87)	14.17	0.62	(5.82)	20.86

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2019	2020	2021	2022	2023	2024
DTE Energy Company	100.00	97.10	115.95	117.42	114.11	129.49
S&P 500 Index	100.00	118.39	152.34	124.72	157.48	196.84
S&P 500 Multi-Utilities Index	100.00	94.13	107.46	108.12	101.83	123.06

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
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
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2024 Operating Revenues of approximately $12.5 billion and Total Assets of approximately $48.8 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates two energy-related non-utility segments with operations throughout the United States.
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$1,404	$1,397	$1,083
Diluted Earnings per Common Share	$6.77	$6.76	$5.52
The increase in 2024 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric segment, partially offset by lower earnings in the Energy Trading, Gas, and DTE Vantage segments and Corporate and Other. The increase in 2023 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Energy Trading, DTE Vantage, and Gas segments, partially offset by lower earnings in the Electric segment and Corporate and Other.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings per share growth with a strong balance sheet and attractive dividend.
DTE Energy's utilities are investing capital to support a modern, reliable grid and cleaner, affordable energy through investments in base infrastructure and new generation. Increasing intensity of windstorms and other weather events, coupled with increasing electric vehicle adoption and potential for data centers, will drive a continued need for substantial grid investment over the long-term.
DTE Energy plans to reduce the carbon emissions of its electric utility operations by 65% in 2028, 85% in 2032, and 90% by 2040 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2032 and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
Additionally, as a result of legislation passed by the state of Michigan in the fourth quarter 2023, DTE Energy will be required to meet a 100% clean energy portfolio standard by 2040. Clean energy sources include renewables, nuclear, and natural gas-fired plants equipped with a carbon capture and storage system that is at least 90% effective in reducing carbon emissions to the atmosphere. The legislation also requires 50% of an electric utility's energy to be generated from renewable sources by 2030 and 60% by 2035. DTE Energy is currently assessing the impacts of this legislation and will include updates in its next Integrated Resource Plan, currently planned for 2026, to comply with the new requirements.
To achieve carbon reduction goals at the electric utility, DTE Energy will continue its transition away from coal-powered energy sources and is replacing or offsetting the generation from these facilities with renewable energy, natural gas, battery storage, and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is also monitoring and pursuing the advancement of emerging technologies such as long-duration storage, modular nuclear reactors, hydrogen, and carbon capture and sequestration, and how these technologies may support clean, reliable generation and customer affordability.

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
DTE Electric's capital investments over the 2025-2029 period are estimated at $24 billion, comprised of $10 billion for distribution infrastructure, $4 billion for base infrastructure, and $10 billion for cleaner generation including renewables.
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
DTE Gas' capital investments over the 2025-2029 period are estimated at $4.0 billion, comprised of $2.5 billion for base infrastructure and $1.5 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $1.5 billion to $2.0 billion from 2025-2029 for custom energy solutions and renewable energy, while expanding into carbon capture and sequestration.

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
Refer to the "Environmental Matters" section within Items 1. and 2. Business and Properties and Note 17 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of Environmental Matters.
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

	2024	2023	2022
	(In millions)
Net Income (Loss) Attributable to DTE Energy
Electric segment	$1,072	$772	$956
Gas segment	257	294	272
DTE Vantage segment	135	153	92
Energy Trading segment	125	336	(92)
Corporate and Other	(185)	(158)	(145)
Net Income Attributable to DTE Energy Company	$1,404	$1,397	$1,083

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I(2)(a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	2024	2023	2022
	(In millions)
Operating Revenues
Utility operations	$6,277	$5,804	$6,397
Non-utility operations	16	14	15
	6,293	5,818	6,412
Operating Expenses
Fuel and purchased power — utility	1,605	1,481	1,978
Operation and maintenance	1,439	1,417	1,564
Depreciation and amortization	1,447	1,340	1,218
Taxes other than income	353	339	339
Asset (gains) losses and impairments, net	12	27	8
	4,856	4,604	5,107
Operating Income	1,437	1,214	1,305
Other (Income) and Deductions	396	364	324
Income Tax Expense (Benefit)	(31)	78	25
Net Income Attributable to DTE Energy Company	$1,072	$772	$956
See DTE Electric's Consolidated Statements of Operations in Item 8 of this Report for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to non-utility operations at DTE Sustainable Generation (some of which includes intra-segment activity that is eliminated in consolidation) and the classification of certain benefit costs. Refer to Note 19 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.

Operating Revenues increased $475 million in 2024 and decreased $594 million in 2023. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The change in both periods was due to the following:

	2024	2023
	(In millions)
Implementation of new rates	$338	$43
Weather	158	(235)
Regulatory mechanism — DTE Securitization I and II	52	26
Interconnection sales	28	(128)
Base sales	15	(71)
Rate mix	3	63
COVID-19 voluntary refund amortization in 2022	—	(30)
Power Supply Cost Recovery(a)	(27)	(287)
Regulatory mechanism — RPS(b)	(95)	23
Other regulatory mechanisms and other(c)	3	2
	$475	$(594)
______________________________
(a)Includes impact of nuclear PTCs recognized in 2024. Nuclear PTCs are separately recorded in Income Tax Expense (Benefit) with an offsetting reduction to revenue for recoverable power supply costs as tax savings are passed on to customers.
(b)Includes impact of solar ITCs recognized in 2024, which offset Income Tax Expense (Benefit).
(c)Primarily includes regulatory mechanisms relating to EWR and TRM.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	2024	2023	2022
	(In thousands of MWh)
DTE Electric Sales
Residential	15,131	14,452	15,844
Commercial	16,220	15,916	16,296
Industrial	8,555	8,551	8,548
Other	199	204	210
	40,105	39,123	40,898
Interconnection sales	8,899	7,658	6,615
Total DTE Electric Sales	49,004	46,781	47,513

DTE Electric Deliveries
Retail and wholesale	40,105	39,123	40,898
Electric retail access	4,315	4,381	4,486
Total DTE Electric Sales and Deliveries	44,420	43,504	45,384
DTE Electric sales and deliveries increased in 2024 primarily due to favorable weather compared to 2023. The decrease in 2023 was primarily due to unfavorable weather compared to 2022.

Fuel and purchased power — utility expense increased $124 million in 2024 and decreased $497 million in 2023. The change in both periods was due to the following:

2024
(In millions)
Coal - higher consumption and higher prices	$52
Higher transmission expenses	39
Purchased power - MISO refund in 2023 and higher volumes in 2024 primarily due to higher demand	34
Nuclear fuel - lower amortization due to refueling outage in 2024	(4)
Other	3
$124

2023
(In millions)
Purchased power - lower market prices and lower purchase volumes due to lower demand	$(351)
Coal - lower consumption due to coal plant retirements, partially offset by higher prices	(82)
Gas - lower prices, partially offset by higher consumption primarily due to Blue Water Energy Center	(78)
Nuclear fuel - higher amortization due to refueling outage in 2022	17
Other	(3)
$(497)
Operation and maintenance expense increased $22 million in 2024 and decreased $147 million in 2023. The increase in 2024 was primarily due to one-time costs of $32 million resulting from the voluntary separation incentive program, higher RPS expense of $25 million, higher EWR expense of $17 million, higher uncollectible expense of $12 million, higher corporate support costs of $12 million, higher sales and marketing expense of $10 million, higher legal expense of $9 million, higher planning and development expense of $7 million, and higher plant generation expense of $3 million, partially offset by lower distribution operations expense of $106 million (primarily due to lower storm restoration costs).
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
Depreciation and amortization expense increased $107 million in 2024 and $122 million in 2023. In 2024, the increase was primarily due to a $103 million increase from a higher depreciable base. In 2023, the increase was primarily due to a $113 million increase from a higher depreciable base and an increase of $10 million associated with the TRM.
Taxes other than income increased $14 million 2024 and had no change in 2023. The increase in 2024 was primarily due to higher property taxes.
Asset (gains) losses and impairments, net decreased $15 million in 2024 and increased $19 million in 2023. The change in both periods was primarily due to MPSC disallowances of previously recorded capital expenditures, including $12 million from the January 2025 rate order written off in 2024 and $25 million from the December 2023 rate order written off in 2023.
Other (Income) and Deductions increased $32 million in 2024 and $40 million in 2023. The increase in 2024 was primarily due to higher net interest expense of $79 million, partially offset by higher AFUDC equity of $44 million and lower non-operating retirement benefits of $7 million. The increase in 2023 was primarily due to higher net interest expense of $48 million and higher non-operating retirement benefits expense of $26 million, partially offset by a favorable change in investment earnings of $19 million and higher AFUDC equity of $14 million.
Income Tax Expense (Benefit) changed $109 million in 2024 and increased $53 million in 2023. The change in 2024 was primarily due to an increase in tax credits, partially offset by higher earnings. The increase in 2023 was primarily due to lower amortization of the TCJA regulatory liability, partially offset by lower earnings.

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

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	2024	2023	2022
	(In millions)
Operating Revenues — Utility operations	$1,798	$1,748	$1,924

Operating Expenses
Cost of gas — utility	484	469	632
Operation and maintenance	535	488	552
Depreciation and amortization	221	209	192
Taxes other than income	118	108	101
Asset (gains) losses and impairments, net	6	—	—
	1,364	1,274	1,477
Operating Income	434	474	447
Other (Income) and Deductions	100	87	87
Income Tax Expense	77	93	88
Net Income Attributable to DTE Energy Company	$257	$294	$272
Operating Revenues — Utility operations increased $50 million in 2024 and decreased $176 million in 2023. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The change in both periods was due to the following:

	2024	2023
	(In millions)
Infrastructure recovery mechanism	$25	$39
Implementation of new rates	19	—
Gas Cost Recovery	15	(161)
Midstream storage and transportation revenues	10	3
Home Protection Program	5	5
Regulatory mechanism — EWR	2	4
Voluntary refund	(5)	10
Base sales	(10)	7
Weather	(14)	(85)
Other	3	2
	$50	$(176)

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	2024	2023	2022
	(In Bcf)
Gas Markets
Gas sales	125	129	145
End-user transportation	167	174	168
	292	303	313
Intermediate transportation	517	541	527
Total Gas sales	809	844	840
The change in sales in 2024 was primarily due to unfavorable weather. The change in sales in 2023 was primarily due to unfavorable weather. Intermediate transportation volumes fluctuate period to period based on available market opportunities.
Cost of gas — utility expense increased $15 million in 2024 and decreased $163 million in 2023. The increase in 2024 was primarily due to higher cost of gas of $40 million, partially offset by lower sales volumes of $25 million. The decrease in 2023 was primarily due to a lower cost of gas of $92 million and lower sales volumes of $71 million.
Operation and maintenance expense increased $47 million in 2024 and decreased $64 million in 2023. The increase in 2024 was primarily due to higher gas operations expenses of $24 million, one-time costs resulting from the voluntary separation incentive program of $8 million, higher uncollectible expense of $6 million, higher benefits and other compensation expense of $3 million, higher EWR expense of $3 million, and higher corporate support costs of $3 million. The decrease in 2023 was primarily due to lower gas operations expense of $36 million, lower corporate support costs of $24 million, and lower benefits and other compensation expense of $7 million, partially offset by higher legal expense of $3 million.
Depreciation and amortization expense increased $12 million in 2024 and $17 million in 2023. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income increased $10 million in 2024 and $7 million in 2023. The increase in both periods was primarily due to higher property taxes.
Asset (gains) losses and impairments, net increased $6 million in 2024 and had no change in 2023. The increase in 2024 was primarily due to the write-off of capital expenditures, of which $3 million was disallowed by the MPSC in the November 2024 rate order.
Other (Income) and Deductions increased $13 million in 2024 and had no change in 2023. The increase in 2024 was primarily due to higher net interest expense of $14 million.
Income Tax Expense decreased $16 million in 2024 and increased $5 million in 2023. The decrease in 2024 was primarily due to lower earnings. The increase in 2023 was primarily due to higher earnings.
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

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	2024	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$753	$809	$848

Operating Expenses
Fuel, purchased power, and gas — non-utility	378	421	431
Operation and maintenance	261	232	267
Depreciation and amortization	59	53	52
Taxes other than income	11	9	10
Asset (gains) losses and impairments, net	10	(10)	(7)
	719	705	753
Operating Income	34	104	95
Other (Income) and Deductions	(64)	(27)	(15)
Income Taxes
Expense	34	38	27
Tax Credits	(71)	(60)	(9)
	(37)	(22)	18
Net Income Attributable to DTE Energy Company	$135	$153	$92
Operating Revenues — Non-utility operations decreased $56 million in 2024 and $39 million in 2023. The changes were due to the following:

2024
(In millions)
Lower demand and prices in the Steel business	$(44)
Lower sales in the Renewables business	(21)
Sale of project in the On-site business	(3)
New project in the On-site business	13
Other	(1)
$(56)

2023
(In millions)
Lower demand and prices in the On-site business	$(42)
Sale of project in the On-site business	(29)
Lower sales in the Renewables business	(3)
Higher demand and prices in the Steel business	36
Other	(1)
$(39)

Fuel, purchased power, and gas — non-utility expense decreased $43 million in 2024 and $10 million in 2023. The changes were due to the following:

2024
(In millions)
Lower demand and prices in the Steel business	$(34)
Lower costs in the Renewables business	(7)
Sale of project in the On-site business	(2)
$(43)

2023
(In millions)
Lower demand and prices in the On-site business	$(38)
Sale of project in the On-site business	(9)
Higher demand and prices in the Steel business	13
Higher costs in the Renewables business	26
Other	(2)
$(10)
Operation and maintenance expense increased $29 million in 2024 and decreased $35 million in 2023. The 2024 increase was primarily due to a new project in the On-site business of $7 million and higher costs in the On-site business of $11 million, Renewables business of $6 million, and Steel business of $6 million. The 2023 decrease was primarily due to lower operating costs in the Renewables business of $13 million and lower operating costs in the On-site business of $24 million, which was primarily driven by a decrease of $11 million due to the sale of a project.
Depreciation and amortization increased $6 million in 2024 and $1 million in 2023. The increase in 2024 was primarily due to new projects in the Renewables business.
Asset (gains) losses and impairments, net changed by $20 million in 2024 from the net gain of $10 million in 2023, and changed by $3 million in 2023 from the net gain of $7 million in 2022. The change in 2024 was primarily due to the write-off of carbon capture and sequestration assets of $10 million and net gains of $10 million from 2023 that did not repeat in the current year.
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
Other (Income) and Deductions increased $37 million in 2024 and $12 million in 2023. The 2024 increase was primarily due to higher interest income of $41 million associated with a new project in the On-site business and a gain in the Renewable business of $25 million attributed to the sale of a partnership interest, partially offset by a write-off of an equity investment in the Renewables business due to impairment of $23 million and higher net interest expense of $9 million. The 2023 increase was primarily due to $7 million higher equity investment earnings in the Renewables business and $4 million higher interest income associated with a new project in the Steel business.
Income Taxes — Expense decreased $4 million in 2024 and increased $11 million in 2023. The decrease in 2024 was primarily due to a $6 million impact from lower pre-tax income, partially offset by a $2 million higher deferred tax expense related to the reduction in tax basis on property that generated ITCs. The increase in 2023 was primarily due to a $6 million impact from higher pre-tax income. The increase was also due to $5 million higher deferred tax expense related to the reduction in tax basis on property that generated ITCs.
Income Taxes — Tax Credits increased $11 million in 2024 and $51 million in 2023. The increase in 2024 was primarily due to a new project in the On-site business of $60 million, partially offset by 2023 tax credits of $48 million from new projects in the prior year that did not repeat. The increase in 2023 was primarily due to ITCs of $39 million related to new projects in the Renewables business and $9 million for a new project in the On-site business.

Outlook — In December 2024, DTE Vantage entered into a series of agreements with a large industrial customer to design, construct, own, and operate certain energy infrastructure assets at the customer's planned battery manufacturing plant in Michigan. The project is expected to begin construction in 2025 and achieve commercial operations in 2026 for a term of 20 years.
DTE Vantage will continue to leverage its extensive energy-related operating experience and project management capability to develop additional renewable natural gas projects and other projects that provide customer specific energy solutions. DTE Vantage is also developing decarbonization opportunities relating to carbon capture and sequestration projects.

ENERGY TRADING SEGMENT
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

	2024	2023	2022
	(In millions)
Operating Revenues — Non-utility operations	$3,843	$4,612	$10,308

Operating Expenses
Purchased power, gas, and other — non-utility	3,562	4,068	10,331
Operation and maintenance	83	78	64
Depreciation and amortization	5	4	5
Taxes other than income	4	5	7
Asset (gains) losses and impairments, net	—	—	2
	3,654	4,155	10,409
Operating Income (Loss)	189	457	(101)
Other (Income) and Deductions	22	9	22
Income Tax Expense (Benefit)	42	112	(31)
Net Income (Loss) Attributable to DTE Energy Company	$125	$336	$(92)
Operating Revenues — Non-utility operations decreased $769 million in 2024 and $5,696 million in 2023. The following tables detail changes relative to comparable prior periods:

2024
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices ($380), and settled financial hedges ($56)	$(436)
Unrealized MTM - losses of ($210) compared to gains of $171 in the prior period	(381)
Other realized gain (loss)	48
$(769)

2023
(In millions)
Gas structured and gas transportation strategies - primarily significantly lower gas prices ($5,673), and settled financial hedges ($114)	$(5,787)
Unrealized MTM - gains of $171 compared to losses of ($28) in the prior period	199
Other realized gain (loss)	(108)
$(5,696)

Purchased power, gas, and other — non-utility expense decreased $506 million in 2024 and $6,263 million in 2023. The following tables detail changes relative to comparable prior periods:

2024
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(436)
Unrealized MTM - gains of ($233) compared to gains of ($122) in the prior period	(111)
Other realized (gain) loss	41
$(506)

2023
(In millions)
Gas structured and gas transportation strategies - primarily significantly lower gas prices	$(5,780)
Unrealized MTM - gains of ($122) compared to losses of $108 in the prior period	(230)
Other realized (gain) loss	(253)
$(6,263)
Operation and maintenance expense increased $5 million in 2024 and $14 million in 2023. The increase in 2024 and 2023 was primarily due to higher compensation costs.
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
Operating Income (Loss) decreased $268 million in 2024, which includes a $167 million unfavorable change in timing-related gains primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The decrease also includes a $107 million unfavorable change in timing-related gains and losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
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
Other (Income) and Deductions increased $13 million in 2024 and decreased $13 million in 2023. The increase in 2024 was primarily due to $22 million of higher contributions to not-for-profit organizations, partially offset by higher net interest income of $9 million. The decrease in 2023 was primarily due to $10 million of lower contributions to not-for-profit organizations and lower net interest expense of $3 million.
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
See also the "Fair Value" section herein and Notes 11 and 12 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The 2024 net loss of $185 million represents an increase of $27 million from the 2023 net loss of $158 million. This increase was primarily due to higher net interest expense and higher state income taxes, partially offset by lower equity investment losses.
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

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2025 will be approximately $3.3 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures, and expenditures for non-utility businesses of approximately $4.9 billion in 2025. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows.

	2024	2023	2022
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$51	$43	$35
Net cash from operating activities	3,643	3,220	1,977
Net cash used for investing activities	(4,951)	(4,095)	(3,431)
Net cash from financing activities	1,345	883	1,462
Net Increase in Cash, Cash Equivalents, and Restricted Cash	37	8	8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$88	$51	$43
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased $423 million in 2024. The increase was primarily due to higher cash from working capital items and an increase in Depreciation and amortization, partially offset by a decrease in cash related to Allowance for equity funds used during construction.
The change in working capital items in 2024 was primarily due to an increase in cash related to Accounts payable, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by a decrease in cash related to Accounts receivable net, Inventories, Accrued pension liability, and Accrued postretirement liability.

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
Net cash used for investing activities increased $856 million in 2024 and $664 million in 2023 due primarily to increases in utility plant and equipment expenditures and cash used related to Notes receivable.
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
Net cash from financing activities increased $462 million in 2024. The increase was primarily due to an increase in Issuance of long-term debt, net of issuance costs, partially offset by decreases in cash related to Redemption of long-term debt and Short-term borrowings, net.
Net cash from financing activities decreased $579 million in 2023. The decrease was primarily due to the Issuance of common stock in 2022 and a decrease in Short-term borrowings, net, partially offset by an increase in Issuance of long-term debt, net of issuance costs.
Outlook
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Further, the Inflation Reduction Act allows for extended tax benefits for renewable technologies, increased rates for PTCs and an option to claim PTCs for solar projects, expanded qualified ITC facilities to include standalone energy storage, and allows for the transfer of tax credits generated from renewable projects. DTE Electric expects to continue to monetize these tax credits to generate cash flows in the near-term. DTE Energy expects long-term growth in sales related to vehicle electrification, but no significant impacts in the near-term. Non-utility growth is expected from additional investments in the DTE Vantage segment, primarily related to renewable energy and custom energy solutions, while expanding into carbon capture and sequestration. DTE Vantage also expects enhanced growth opportunities in decarbonization as a result of the Inflation Reduction Act, including tax credits for renewable natural gas and carbon capture projects.

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
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue up to $100 million of equity in 2025. DTE Energy anticipates these discretionary equity issuances would be made through contributions to the dividend reinvestment plan and/or employee benefit plans.
Over the long-term, some additional equity may be needed beginning in 2028 to support long-term growth. DTE Energy will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring changes in interest rates and impacts on the cost of borrowing.
Uses of Cash
DTE Energy has $1.3 billion in long-term debt, including securitization bonds and finance leases, maturing in the next twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
DTE Energy has paid quarterly cash dividends for more than 100 consecutive years and expects to continue paying regular cash dividends in the future, including approximately $0.9 billion in 2025. Any payment of future dividends is subject to approval by the Board of Directors and may depend on DTE Energy's future earnings, capital requirements, and financial condition. Over the long-term, DTE Energy expects continued dividend growth and is targeting a payout ratio consistent with pure-play utility companies. Dividends are subject to certain restrictions as discussed in Note 15 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings." However, these restrictions are not expected to impact DTE Energy's planned dividend payments.
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $360 million.
For cash obligations related to leases and future purchase commitments, refer to Note 16 and Note 17 to the Consolidated Financial Statements, "Leases." and "Commitments and Contingencies," respectively. Purchase commitments include capital expenditures that are contractually obligated. Also refer to the "Capital Investments" section above for additional information on DTE Energy's capital strategy and estimated spend over the next five years.
Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
7	Asset Retirement Obligations
8	Regulatory Matters
9	Income Taxes
12	Financial and Other Derivative Instruments
13	Long-Term Debt
15	Short-Term Credit Arrangements and Borrowings
17	Commitments and Contingencies
19	Retirement Benefits and Trusteed Assets
20	Stock-Based Compensation

Liquidity
DTE Energy has approximately $1.9 billion of available liquidity at December 31, 2024, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
See Note 8 to the Consolidated Financial Statements, "Regulatory Matters."

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2024 and 2023. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
See Notes 11 and 12 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
Goodwill
DTE Energy's reporting units have goodwill or allocated goodwill resulting from business combinations. DTE Energy performs an impairment test for each of the reporting units annually or whenever events or circumstances indicate that the value of goodwill may be impaired.
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
DTE Energy performed its annual impairment test as of October 1, 2024. In estimating fair value for the income approach, DTE Energy used discounted rates ranging from 6.5% to 9.0%. Based on the weighting of the estimated fair value using an income and market approach, DTE Energy determined that the estimated fair value of each reporting unit substantially exceeded its carrying value, and no impairment existed.
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
DTE Energy had pension credits of $18 million and $69 million in 2024 and 2023, respectively, and pension costs of $123 million in 2022. Other postretirement benefit credits were $44 million in 2024, $38 million in 2023, and $66 million in 2022. Pension and other postretirement benefit credits for 2024 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 8.00% for the pension plans and 7.60% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2025 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 15% in equity markets, 58% in fixed income markets - including long duration bonds, and 27% invested in other assets. DTE Energy's 2025 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 7% in equity markets, 63% in fixed income markets - including long duration bonds, and 30% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is decreasing its long-term rate of return assumption for the pension plans to 7.80% and decreasing the other postretirement plans to 7.50% for 2025. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2025 given their respective asset allocations and DTE Energy's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.

DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2024, DTE Energy had $131 million of cumulative losses related to investment performance in prior years that were not yet recognized in the calculation of the MRV of pension assets. For other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of plan assets; therefore, all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 5.65% for the pension plans and 5.66% for the other postretirement plans at December 31, 2024 compared to 5.00% for both the pension and other postretirement plans at December 31, 2023.
DTE Energy changed the mortality assumptions as of December 31,2024 to reflect recent plan experience. The mortality assumptions used at December 31, 2024 are the PRI-2012 mortality table projected using Scale MP-2021, with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates a total pension cost of approximately $60 million for 2025, compared to the credit of $18 million in 2024. The expected change is primarily related to the recognition of deferred investment losses. The 2025 other postretirement benefit credit is estimated at approximately $40 million, comparable to the credit of $44 million in 2024.
The health care trend rates for DTE Energy assume 8.50% for pre-65 participants and 9.00% for post-65 participants for 2025, trending down to 4.50% for both pre-65 and post-65 participants in 2035.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have decreased the 2024 pension credit by approximately $43 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2024 pension credit by approximately $18 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2024 other postretirement credit by approximately $16 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2024 other postretirement credit by approximately $7 million.
The value of the qualified pension and other postretirement benefit plan assets was $5.3 billion at December 31, 2024 and $5.6 billion at December 31, 2023. At December 31, 2024, DTE Energy's qualified pension plans were underfunded by $115 million and its other postretirement benefit plans were over-funded by $471 million. In 2024, the funded status of the pension plans and other postretirement benefit plans improved primarily due to higher discount rates, along with updated demographic assumptions that lowered the liability for the other postretirement benefit plans.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. Any required pension funding will be made by contributing amounts consistent with the provisions of the Pension Protection Act of 2006. DTE Energy made a nominal contribution to its qualified pension plans in 2024, no contribution in 2023, and does not anticipate making any material contributions in 2025. At the discretion of management and depending on financial market conditions, DTE Gas anticipates transferring up to $25 million of qualified pension plan funds to DTE Electric annually for the next five years in exchange for cash consideration. DTE Energy did not make other postretirement benefit plan contributions in 2024 or 2023 and does not anticipate making any contributions to the other postretirement plans in 2025 or over the next five years. All planned contributions will be at the discretion of management and subject to any changes in financial market conditions.
See Note 19 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets."

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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2024 and 2023 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
See Note 9 to the Consolidated Financial Statements, "Income Taxes."

NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, some environmental contracts, and certain forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas and environmental inventory, pipeline transportation contracts, storage assets, and some environmental contracts. See Notes 11 and 12 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 11 to the Consolidated Financial Statements, "Fair Value."

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2023	$97
Reclassified to realized upon settlement	(342)
Changes in fair value recorded to income	347
Amounts recorded to unrealized income	5
Changes in fair value recorded in Regulatory liabilities	21
Amounts recorded in other comprehensive income, pretax	38
Change in collateral	(89)
MTM at December 31, 2024	$72
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2028 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2025	2026	2027	2028 and Beyond	Total Fair Value
	(In millions)
Level 1	$(6)	$22	$8	$(4)	$20
Level 2	40	13	5	(2)	56
Level 3	13	2	(4)	2	13
MTM before collateral adjustments	$47	$37	$9	$(4)	89
Collateral adjustments					(17)
MTM at December 31, 2024					$72

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
The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2024:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$403	$—	$403
BBB+ and BBB	371	—	371
BBB-	12	—	12
Total Investment Grade	786	—	786
Non-investment grade(b)	12	—	12
Internally Rated — investment grade(c)	331	—	331
Internally Rated — non-investment grade(d)	10	(1)	9
Total	$1,139	$(1)	$1,138
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of December 31, 2024, DTE Energy had floating rate debt of $1.1 billion and a floating rate debt-to-total debt ratio of 4.8%.

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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2024 and 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2024	2023	2024	2023	Change in the Fair Value of
	(In millions)
Gas contracts	$26	$40	$(26)	$(40)	Commodity contracts
Power contracts	$1	$1	$(1)	$(1)	Commodity contracts
Environmental contracts	$(8)	$(7)	$8	$7	Commodity contracts
Oil contracts	$—	$1	$—	$(1)	Commodity contracts
Interest rate risk — DTE Energy	$(789)	$(733)	$848	$786	Long-term debt
Interest rate risk — DTE Electric	$(494)	$(492)	$538	$535	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 12 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2024, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DTE Energy's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 8 to the consolidated financial statements, the Company recorded $7,511 million of regulatory assets and $3,037 million of regulatory liabilities as of December 31, 2024. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
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
February 13, 2025
We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$7,990	$7,466	$8,243
Non-utility operations	4,467	5,279	10,985
	12,457	12,745	19,228
Operating Expenses
Fuel, purchased power, and gas — utility	1,978	1,845	2,505
Fuel, purchased power, gas, and other — non-utility	3,879	4,413	10,655
Operation and maintenance	2,262	2,160	2,400
Depreciation and amortization	1,732	1,606	1,468
Taxes other than income	487	462	457
Asset (gains) losses and impairments, net	28	16	(5)
	10,366	10,502	17,480
Operating Income	2,091	2,243	1,748

Other (Income) and Deductions
Interest expense	951	791	675
Interest income	(136)	(57)	(46)
Non-operating retirement benefits, net	—	9	(1)
Other income	(167)	(102)	(58)
Other expenses	73	36	66
	721	677	636
Income Before Income Taxes	1,370	1,566	1,112

Income Tax Expense (Benefit)	(34)	169	29

Net Income Attributable to DTE Energy Company	$1,404	$1,397	$1,083

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.78	$6.77	$5.53

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.77	$6.76	$5.52

Weighted Average Common Shares Outstanding
Basic	207	206	195
Diluted	207	206	196
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net Income	$1,404	$1,397	$1,083

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $—, $2, and $12, respectively	1	6	43
Net unrealized gains (losses) on derivatives, net of taxes of $15, $(4), and $3, respectively	47	(13)	7
Foreign currency translation	(7)	2	—
Other comprehensive income (loss)	41	(5)	50

Comprehensive Income Attributable to DTE Energy Company	$1,445	$1,392	$1,133
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$24	$26
Restricted cash	64	25
Accounts receivable (less allowance for doubtful accounts of $70 and $63, respectively)
Customer	1,690	1,632
Other	137	155
Inventories
Fuel and gas	443	421
Materials, supplies, and other	802	633
Derivative assets	162	297
Regulatory assets	50	108
Other	235	242
	3,607	3,539
Investments
Nuclear decommissioning trust funds	2,256	2,041
Investments in equity method investees	128	166
Other	176	168
	2,560	2,375
Property
Property, plant, and equipment	40,840	37,274
Accumulated depreciation and amortization	(9,947)	(9,105)
	30,893	28,169
Other Assets
Goodwill	1,993	1,993
Regulatory assets	6,771	6,209
Securitized regulatory assets	690	758
Intangible assets	144	156
Notes receivable	898	420
Derivative assets	85	109
Prepaid postretirement costs	705	633
Operating lease right-of-use assets	188	132
Other	312	262
	11,786	10,672
Total Assets	$48,846	$44,755
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,387	$1,361
Accrued interest	224	170
Dividends payable	226	210
Short-term borrowings	1,067	1,283
Current portion long-term debt, including securitization bonds and finance leases	1,296	2,142
Derivative liabilities	118	177
Regulatory liabilities	181	71
Operating lease liabilities	21	17
Other	586	452
	5,106	5,883
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	19,153	15,819
Securitization bonds	635	705
Junior subordinated debentures	884	883
Finance lease obligations	18	13
	20,690	17,420
Other Liabilities
Deferred income taxes	2,958	2,649
Regulatory liabilities	2,856	2,603
Asset retirement obligations	4,031	3,556
Unamortized investment tax credit	269	181
Derivative liabilities	57	132
Accrued pension liability	214	350
Accrued postretirement liability	233	301
Nuclear decommissioning	353	320
Operating lease liabilities	167	108
Other	208	197
	11,346	10,397
Commitments and Contingencies (Notes 8 and 17)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,171,582 and 206,357,070 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	6,779	6,713
Retained earnings	4,946	4,404
Accumulated other comprehensive loss	(26)	(67)
Total DTE Energy Company Equity	11,699	11,050
Noncontrolling interests	5	5
Total Equity	11,704	11,055
Total Liabilities and Equity	$48,846	$44,755
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Operating Activities
Net Income	$1,404	$1,397	$1,083
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,732	1,606	1,468
Nuclear fuel amortization	55	59	42
Allowance for equity funds used during construction	(86)	(42)	(29)
Deferred income taxes	194	181	44
Equity (earnings) losses of equity method investees	(15)	(3)	14
Dividends from equity method investees	3	3	4
Asset (gains) losses and impairments, net	28	16	(5)
Changes in assets and liabilities:
Accounts receivable, net	(40)	398	(352)
Inventories	(191)	(110)	(98)
Prepaid postretirement benefit costs	(72)	(62)	107
Accounts payable	45	(306)	109
Accrued pension liability	(136)	(28)	39
Accrued postretirement liability	(68)	14	(71)
Derivative assets and liabilities	25	(321)	65
Regulatory assets and liabilities	586	594	(766)
Other current and noncurrent assets and liabilities	179	(176)	323
Net cash from operating activities	3,643	3,220	1,977

Investing Activities
Plant and equipment expenditures — utility	(4,399)	(3,872)	(3,311)
Plant and equipment expenditures — non-utility	(68)	(62)	(67)
Proceeds from sale of assets	46	3	24
Proceeds from sale of nuclear decommissioning trust fund assets	555	681	879
Investment in nuclear decommissioning trust funds	(559)	(678)	(878)
Distributions from equity method investees	30	25	16
Contributions to equity method investees	(27)	(27)	(13)
Notes receivable	(449)	(86)	(30)
Investment in time deposits	(1,050)	—	—
Redemption of time deposits	1,050	—	—
Other	(80)	(79)	(51)
Net cash used for investing activities	(4,951)	(4,095)	(3,431)

DTE Energy Company
Consolidated Statements of Cash Flows — (Continued)

Financing Activities
Issuance of long-term debt, net of discount and issuance costs	4,533	3,167	2,171
Redemption of long-term debt	(2,139)	(1,616)	(1,587)
Short-term borrowings, net	(216)	121	404
Issuance of common stock	—	—	1,300
Repurchase of common stock	—	—	(55)
Dividends paid on common stock	(810)	(752)	(685)
Other	(23)	(37)	(86)
Net cash from financing activities	1,345	883	1,462
Net Increase in Cash, Cash Equivalents, and Restricted Cash	37	8	8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	51	43	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$88	$51	$43

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$869	$751	$638
Income taxes(a)	$(230)	$(5)	$(3)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$454	$490	$435
_______________________________________
(a)2024 cash received primarily relates to the sale of PTCs and ITCs. See Note 9 to the Consolidated Financial Statements, "Income Taxes," for additional information.
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	193,748	$5,379	$3,438	$(112)	$8	$8,713
Net Income	—	—	1,083	—	—	1,083
Dividends declared on common stock ($3.61 per Common Share)	—	—	(710)	—	—	(710)
Repurchase of common stock	(465)	(55)	—	—	—	(55)
Issuance of common stock	11,887	1,300	—	—	—	1,300
Other comprehensive income, net of tax	—	—	—	50	—	50
Stock-based compensation and other	462	27	(3)	—	(4)	20
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	1,397	—	—	1,397
Dividends declared on common stock ($3.88 per Common Share)	—	—	(800)	—	—	(800)
Issuance of common stock	318	35	—	—	—	35
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)
Stock-based compensation and other	407	27	(1)	—	1	27
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	1,404	—	—	1,404
Dividends declared on common stock ($4.15 per Common Share)	—	—	(859)	—	—	(859)
Issuance of common stock	309	35	—	—	—	35
Other comprehensive income, net of tax	—	—	—	41	—	41
Stock-based compensation and other	506	31	(3)	—	—	28
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2024, DTE Electric's internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 8 to the consolidated financial statements, the Company recorded $6,916 million of regulatory assets and $1,909 million of regulatory liabilities as of December 31, 2024. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

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
February 13, 2025
We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Operating Revenues — Utility operations	$6,277	$5,804	$6,397

Operating Expenses
Fuel and purchased power — utility	1,618	1,492	1,990
Operation and maintenance	1,435	1,421	1,538
Depreciation and amortization	1,432	1,326	1,204
Taxes other than income	352	338	338
Asset (gains) losses and impairments, net	12	26	8
	4,849	4,603	5,078
Operating Income	1,428	1,201	1,319

Other (Income) and Deductions
Interest expense	495	429	370
Interest income	(7)	(20)	(8)
Non-operating retirement benefits, net	(5)	(4)	(3)
Other income	(144)	(87)	(65)
Other expenses	49	33	44
	388	351	338
Income Before Income Taxes	1,040	850	981

Income Tax Expense (Benefit)	(32)	78	26

Net Income	$1,072	$772	$955
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net Income	$1,072	$772	$955
Other comprehensive income	—	—	—
Comprehensive Income	$1,072	$772	$955
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2024	2023
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$15
Restricted cash	48	17
Accounts receivable (less allowance for doubtful accounts of $46 and $41, respectively)
Customer	734	764
Affiliates	6	12
Other	58	55
Inventories
Fuel	193	191
Materials and supplies	537	409
Notes receivable
Affiliates	42	—
Regulatory assets	39	99
Other	101	114
	1,769	1,676
Investments
Nuclear decommissioning trust funds	2,256	2,041
Other	67	53
	2,323	2,094
Property
Property, plant, and equipment	30,801	27,936
Accumulated depreciation and amortization	(7,404)	(6,570)
	23,397	21,366
Other Assets
Regulatory assets	6,187	5,596
Securitized regulatory assets	690	758
Prepaid postretirement costs — affiliates	428	378
Operating lease right-of-use assets	159	101
Other	268	216
	7,732	7,049
Total Assets	$35,221	$32,185
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2024	2023
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$64	$58
Other	681	696
Accrued interest	128	113
Current portion long-term debt, including securitization bonds and finance leases	425	166
Regulatory liabilities	156	49
Short-term borrowings
Other	666	385
Operating lease liabilities	18	15
Other	204	169
	2,342	1,651
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,825	10,174
Securitization bonds	635	705
Finance lease liabilities	8	4
	11,468	10,883
Other Liabilities
Deferred income taxes	3,393	3,109
Regulatory liabilities	1,753	1,710
Asset retirement obligations	3,791	3,326
Unamortized investment tax credit	269	181
Nuclear decommissioning	353	320
Accrued pension liability — affiliates	248	334
Accrued postretirement liability — affiliates	225	290
Operating lease liabilities	142	81
Other	83	76
	10,257	9,427
Commitments and Contingencies (Notes 8 and 17)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,995	7,361
Retained earnings	3,159	2,863
Total Shareholder's Equity	11,154	10,224
Total Liabilities and Shareholder's Equity	$35,221	$32,185
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating Activities	(In millions)
Net Income	$1,072	$772	$955
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,432	1,326	1,204
Nuclear fuel amortization	55	59	42
Allowance for equity funds used during construction	(84)	(40)	(26)
Deferred income taxes	196	82	25
Asset (gains) losses and impairments, net	12	26	8
Changes in assets and liabilities:
Accounts receivable, net	33	(14)	(40)
Inventories	(130)	(99)	(26)
Prepaid postretirement benefit costs — affiliates	(50)	(33)	57
Accounts payable	25	(9)	23
Accrued pension liability — affiliates	(86)	(53)	(18)
Accrued postretirement liability — affiliates	(65)	15	(65)
Regulatory assets and liabilities	499	461	(653)
Other current and noncurrent assets and liabilities	(93)	(218)	204
Net cash from operating activities	2,816	2,275	1,690
Investing Activities
Plant and equipment expenditures	(3,636)	(3,089)	(2,626)
Proceeds from sale of nuclear decommissioning trust fund assets	555	681	879
Investment in nuclear decommissioning trust funds	(559)	(678)	(878)
Notes receivable and other	(102)	(47)	(40)
Net cash used for investing activities	(3,742)	(3,133)	(2,665)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	993	1,881	1,118
Redemption of long-term debt	(164)	(541)	(337)
Capital contribution by parent company	634	759	600
Short-term borrowings, net — affiliates	—	(27)	(26)
Short-term borrowings, net — other	281	(183)	415
Dividends paid on common stock	(776)	(1,002)	(763)
Other	(15)	(21)	(17)
Net cash from financing activities	953	866	990
Net Increase in Cash and Cash Equivalents	27	8	15
Cash and Cash Equivalents at Beginning of Period	32	24	9
Cash and Cash Equivalents at End of Period	$59	$32	$24

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$467	$409	$350
Income taxes(a)	$(231)	$15	$(33)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$369	$403	$335
_______________________________________
(a)2024 cash received primarily relates to the sale of PTCs and ITCs. See Note 9 to the Consolidated Financial Statements, "Income Taxes," for additional information.
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2021	138,632	$1,386	$4,616	$2,901	$8,903
Net Income	—	—	—	955	955
Dividends declared on common stock	—	—	—	(763)	(763)
Capital contribution by parent company	—	—	600	—	600
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	772	772
Dividends declared on common stock	—	—	—	(1,002)	(1,002)
Capital contribution by parent company	—	—	759	—	759
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	1,072	1,072
Dividends declared on common stock	—	—	—	(776)	(776)
Capital contribution by parent company	—	—	634	—	634
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Revenue	DTE Energy and DTE Electric
Note 5	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 6	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 7	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 8	Regulatory Matters	DTE Energy and DTE Electric
Note 9	Income Taxes	DTE Energy and DTE Electric
Note 10	Earnings Per Share	DTE Energy
Note 11	Fair Value	DTE Energy and DTE Electric
Note 12	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 13	Long-Term Debt	DTE Energy and DTE Electric
Note 14	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 15	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 16	Leases	DTE Energy and DTE Electric
Note 17	Commitments and Contingencies	DTE Energy and DTE Electric
Note 18	Nuclear Operations	DTE Energy and DTE Electric
Note 19	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 20	Stock-Based Compensation	DTE Energy and DTE Electric
Note 21	Segment and Related Information	DTE Energy and DTE Electric
Note 22	Related Party Transactions	DTE Electric

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2024, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2024, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2024 and 2023. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	December 31,
	2024		2023
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$6	$—	$7	$—
Restricted cash	64	48	25	17
Accounts receivable	27	6	85	6
Securitized regulatory assets	690	690	758	758
Notes receivable(a)	657	—	183	—
Other current and long-term assets	1	—	4	1
	$1,445	$744	$1,062	$782

LIABILITIES
Accounts payable	$26	—	$59	$—
Accrued interest	12	12	6	6
Regulatory liabilities — current	27	27	8	8
Securitization bonds(b)	706	706	769	769
Other current and long-term liabilities	20	—	12	—
	$791	$745	$854	$783
_______________________________________
(a)At December 31, 2024, Notes Receivable includes $14 million reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $71 million and $64 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended December 31, 2024 and December 31, 2023, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31,
	2024	2023
	(In millions)
Investments in equity method investees	$65	$112
Notes receivable	$—	$15
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above.
At December 31, 2024 and 2023, DTE Energy's Investments in equity method investees were $128 million and $166 million, respectively. The balances are primarily comprised of investments in the DTE Vantage segment and Corporate and Other, of which no investment is individually significant. DTE Vantage investments include projects that deliver energy and utility-type products and services to industrial customers, sell electricity and gas from renewable energy projects, and produce and sell metallurgical coke. Corporate and Other holds various ownership interests in limited partnerships that include investment funds supporting regional development and economic growth. For further information by segment, see Note 21 to the Consolidated Financial Statements, "Segment and Related Information."
At December 31, 2024 and 2023, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $94 million and $101 million, respectively. The difference is being amortized over the life of the underlying assets.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and certain investment income, primarily from trading securities held in DTE Energy's rabbi trust.
The following is a summary of DTE Energy's Other income:

	2024	2023	2022
	(In millions)
Allowance for equity funds used during construction	$86	$42	$29
Contract services	34	26	28
Investment income(a)	17	17	3
Equity earnings (losses) of equity method investees	15	3	(14)
Other	15	14	12
	$167	$102	$58
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of DTE Electric's Other income:

	2024	2023	2022
	(In millions)
Allowance for equity funds used during construction	$84	$40	$26
Contract services	33	25	27
Investment income(a)	13	11	3
Other	14	11	9
	$144	$87	$65
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
For information on equity earnings of equity method investees by segment, see Note 21 to the Consolidated Financial Statements, "Segment and Related Information."
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
DTE Electric and Energy Trading record accruals for future net purchase adjustments based on historical experience and reconcile accruals to actual costs when invoices are received from MISO and other ISOs and RTOs.
Derivatives
Energy Trading classifies derivative transactions as revenue or expense based on the intent of the transaction (buy or sell). Revenues are recorded on a gross or net basis within the income statement depending upon whether it represents a non-trading activity or trading activity, respectively. Cash flows associated with derivative instruments, including related gains and losses, are presented as Operating Activities within the Registrants' Consolidated Statements of Cash Flows. For additional information, refer to Note 12 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the years ended December 31, 2024 and 2023, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2024 and 2023:

	Net Unrealized Gain (Loss) on Derivatives	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2022	$(4)	$(58)	$—	$(62)
Other comprehensive income (loss) before reclassifications	(14)	3	2	(9)
Amounts reclassified from Accumulated other comprehensive loss	1	3	—	4
Net current period Other comprehensive income (loss)	(13)	6	2	(5)
Balance, December 31, 2023	$(17)	$(52)	$2	$(67)
Other comprehensive income (loss) before reclassifications	47	(3)	(7)	37
Amounts reclassified from Accumulated other comprehensive loss	—	4	—	4
Net current period Other comprehensive income (loss)	47	1	(7)	41
Balance, December 31, 2024	$30	$(51)	$(5)	$(26)
______________________________________
(a)All amounts are net of tax, except for foreign currency translation.
(b)Benefit obligations activity includes changes in actuarial (gain) loss and prior service cost in DTE Energy's pension and other postretirement benefit plans. Refer to Note 19 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for details regarding this activity.
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
DTE Energy had unbilled revenues of $992 million and $882 million at December 31, 2024 and 2023, respectively, including $303 million and $311 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2024.

	DTE Energy				DTE Electric
	Year of origination
	2024	2023	2022 and prior	Total	2024 and prior
	(In millions)
Notes receivable
Internal grade 1(a)	$—	$1	$4	$5	$43
Internal grade 2	622	6	253	881	1
Total notes receivable(b)	$622	$7	$257	$886	$44

Net investment in leases
Internal grade 1	$—	$—	$36	$36	$—
Internal grade 2	4	—	—	4	—
Total net investment in leases(b)	$4	$—	$36	$40	$—
_______________________________________
(a)For DTE Electric, includes Notes receivable — Affiliates balance of $42 million originated in 2024 that eliminates in consolidation for DTE Energy. Remaining balance for DTE Electric originated in 2023.
(b)For DTE Energy, the current portion is included in Current Assets — Other on the Consolidated Statements of Financial Position. For DTE Electric, the amounts are included in Other Assets — Other on the Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Balance at December 31, 2021	$89	$3	$92	$54
Current period provision	49	—	49	33
Write-offs charged against allowance	(105)	(2)	(107)	(66)
Recoveries of amounts previously written off	45	—	45	28
Balance at December 31, 2022	$78	$1	$79	$49
Current period provision	52	—	52	36
Write-offs charged against allowance	(112)	—	(112)	(72)
Recoveries of amounts previously written off	44	—	44	28
Balance at December 31, 2023	$62	$1	$63	$41
Current period provision	74	2	76	49
Write-offs charged against allowance	(108)	—	(108)	(70)
Recoveries of amounts previously written off	41	—	41	26
Balance at December 31, 2024	$69	$3	$72	$46
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
DTE Energy	$74	$55	$55
DTE Electric	$50	$38	$35
There are no material amounts of past due financing receivables for the Registrants as of December 31, 2024.
Inventories
Inventory related to utility and non-utility operations is valued at the lower of cost or net realizable value, where cost is generally valued using average cost. Inventory primarily includes fuel, gas, materials, and supplies. Other inventories include RECs, emission allowances, and other environmental products in the Energy Trading segment.
DTE Gas' natural gas inventory includes $69 million and $73 million as of December 31, 2024 and 2023, respectively, that is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $81 million and $50 million at December 31, 2024 and 2023, respectively.
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
See Note 5 to the Consolidated Financial Statements, "Property, Plant, and Equipment."
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
Goodwill
DTE Energy has goodwill resulting from business combinations. For each reporting unit, DTE Energy performs an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. For the years ended December 31, 2024 and 2023, there were no impairments resulting from these tests and there were no other changes in the carrying amount of goodwill.
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2024			December 31, 2023
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Contract intangibles	12 to 26 years	$246	$(119)	$127	$246	$(103)	$143

Carbon offsets		14	—	14	10	—	10
Renewable energy credits		1	—	1	2	—	2
Other		2	—	2	1	—	1
Intangible assets not subject to amortization(a)		17	—	17	13	—	13

DTE Energy Long-term intangible assets		$263	$(119)	$144	$259	$(103)	$156
______________________________________
(a)Amounts are charged to expense, using average cost, as they are consumed in the operation of the business. DTE Electric intangible assets include the Renewable energy credits above, which are included in Other Assets — Other on the DTE Electric Consolidated Statements of Financial Position.
The following table summarizes DTE Energy's estimated contract intangible amortization expense expected to be recognized during each year through 2029:

	2025	2026	2027	2028	2029
	(In millions)
Estimated amortization expense	$15	$15	$15	$14	$14
DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $16 million, $15 million, and $16 million in 2024, 2023, and 2022, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following balances for cloud computing costs relate to DTE Energy:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Amortization expense of capitalized cloud computing costs	$12	$10	$4
Gross value of capitalized cloud computing costs	$64	$56
Accumulated amortization of capitalized cloud computing costs	$27	$15
The following balances for cloud computing costs relate to DTE Electric:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Amortization expense of capitalized cloud computing costs	$10	$8	$3
Gross value of capitalized cloud computing costs	$51	$44
Accumulated amortization of capitalized cloud computing costs	$22	$12
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
Investments in Debt and Equity Securities
The Registrants generally record investments in debt and equity securities at market value with unrealized gains or losses included in earnings. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to Regulatory assets or liabilities, due to a recovery mechanism from customers. The Registrants' equity investments are reviewed for impairment each reporting period. If the assessment indicates that an impairment exists, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 11 of the Consolidated Financial Statements, "Fair Value."
DTE Energy Foundation
DTE Energy made a charitable contribution to the DTE Energy Foundation of $10 million for the year ended December 31, 2024. There were no contributions for the years ended December 31, 2023 and 2022. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
4	Revenue
5	Property, Plant, and Equipment
7	Asset Retirement Obligations
8	Regulatory Matters
9	Income Taxes
11	Fair Value
12	Financial and Other Derivative Instruments
16	Leases
19	Retirement Benefits and Trusteed Assets
20	Stock-Based Compensation
21	Segment and Related Information
22	Related Party Transactions

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require disclosure of incremental segment information and the title and position of the chief operating decision maker ("CODM"). Registrants are required to disclose significant segment expenses that are regularly provided to the CODM, as well as additional information on segment profit and loss measures and how such information is used by the CODM to assess segment performance and allocate resources. The Registrants adopted the ASU for the fiscal year ended December 31, 2024, and will adopt for interim periods beginning January 1, 2025, on a retrospective basis. The Reportable Segments disclosures have been updated to reflect these requirements. Refer to Note 21 to the Consolidated Financial Statements, "Segment and Related Information."
Recently Issued Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-04): Disaggregation of Income Statement Expenses, as amended. The amendments in this update require disaggregated disclosure of income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for the Registrants for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis. Early adoption is permitted. The Registrants will apply the guidance upon the effective date.

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
For discussion of derivative contracts, see Note 12 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	2024	2023	2022
	(In millions)
Electric(a)
Residential	$3,045	$2,847	$2,911
Commercial	2,263	2,114	1,958
Industrial	715	732	659
Other(b)	270	125	884
Total Electric operating revenues	$6,293	$5,818	$6,412

Gas
Gas sales	$1,307	$1,324	$1,442
End User Transportation	246	250	264
Intermediate Transportation	83	85	81
Other(b)	162	89	137
Total Gas operating revenues	$1,798	$1,748	$1,924

Other segment operating revenues
DTE Vantage	$753	$809	$848
Energy Trading	$3,843	$4,612	$10,308
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $16 million, $14 million, and $15 million of Other revenues related to DTE Sustainable Generation for the years ended December 31, 2024, 2023, and 2022, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Revenues included the following which were outside the scope of Topic 606:

	2024	2023	2022
	(In millions)
Electric — Alternative Revenue Programs	$43	$36	$35
Electric — Other revenues	$25	$22	$19
Gas — Alternative Revenue Programs	$21	$16	$9
Gas — Other revenues	$11	$8	$7
DTE Vantage — Leases	$60	$59	$82
Energy Trading — Derivatives	$2,540	$3,436	$8,489
Nature of Goods and Services
The following is a description of principal activities, separated by reportable segments, from which DTE Energy generates revenue. For more detailed information about reportable segments, see Note 21 to the Consolidated Financial Statements, “Segment and Related Information.”
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
Electric segment
The Electric segment consists principally of DTE Electric. Electric revenues are primarily comprised of the supply and delivery of electricity, related capacity, and RECs. Revenues are primarily associated with cancellable contracts, with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. The Registrants have determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined utilizing approved tariff rates and estimated meter volumes. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class are known. Revenues are typically subject to tariff rates based upon customer class and type of service and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
Gas segment
The Gas segment consists principally of DTE Gas. Gas revenues are primarily comprised of the supply and delivery of natural gas, and other services including storage, transportation, and appliance maintenance. Revenues are primarily associated with cancellable contracts, with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined using both estimated meter volumes and estimated usage based upon the number of unbilled days and historical temperatures. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class and service type are known. Revenues are typically subject to tariff rates or other rates subject to regulatory oversight and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
DTE Vantage segment
The DTE Vantage segment revenues include contracts accounted for as leases which are outside of the scope of Topic 606. For performance obligations within the scope of Topic 606, the timing of revenue recognition is dependent upon when control over the associated product or service is transferred.

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
Energy Trading segment
The Energy Trading segment revenues consist primarily of derivative contracts outside of the scope of Topic 606. For performance obligations within the scope of Topic 606, the timing of revenue recognition is dependent upon when control over the associated product or service is transferred.
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
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	2024	2023
	(In millions)
Beginning Balance, January 1	$106	$94
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	132	103
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(100)	(91)
Ending Balance, December 31	$138	$106
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2025	$135
2026	1
2027	1
2028	1
2029	—
2030 and thereafter	—
$138
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2025	$225	$1
2026	170	—
2027	133	—
2028	90	—
2029	77	—
2030 and thereafter	327	—
	$1,022	$1

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2024	2023
Property, plant, and equipment	(In millions)
DTE Electric
Distribution	$14,995	$13,673
Dispatchable generation	8,428	7,969
Renewable generation	3,933	3,074
Other	3,445	3,220
Total DTE Electric	30,801	27,936
DTE Gas
Distribution	6,334	5,838
Transmission	1,212	1,132
Storage	586	578
Other	500	481
Total DTE Gas	8,632	8,029
DTE Vantage	1,135	1,075
Other	272	234
Total DTE Energy	$40,840	$37,274
Accumulated depreciation and amortization
DTE Electric
Distribution	$(3,513)	$(3,205)
Dispatchable generation	(2,146)	(1,872)
Renewable generation	(615)	(524)
Other	(1,130)	(969)
Total DTE Electric	(7,404)	(6,570)
DTE Gas
Distribution	(1,319)	(1,365)
Transmission	(278)	(300)
Storage	(138)	(132)
Other	(210)	(193)
Total DTE Gas	(1,945)	(1,990)
DTE Vantage	(520)	(479)
Other	(78)	(66)
Total DTE Energy	$(9,947)	$(9,105)
Net DTE Energy Property, plant, and equipment	$30,893	$28,169
Net DTE Electric Property, plant, and equipment	$23,397	$21,366
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
The AFUDC and capitalized interest rates were as follows for the years ended December 31:

	2024	2023	2022
DTE Electric AFUDC	5.56%	5.53%	5.46%
DTE Gas AFUDC	5.45%	5.41%	5.41%
Non-regulated businesses capitalized interest	4.25%	3.00%	3.00%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of AFUDC and interest capitalized for the years ended December 31:

	2024	2023	2022
DTE Energy	(In millions)
Allowance for debt funds used during construction and interest capitalized	$36	$20	$13
Allowance for equity funds used during construction	86	42	29
Total	$122	$62	$42

	2024	2023	2022
DTE Electric	(In millions)
Allowance for debt funds used during construction	$34	$15	$11
Allowance for equity funds used during construction	84	40	26
Total	$118	$55	$37
Depreciation and Amortization
The composite depreciation rate for DTE Electric was approximately 4.2% in 2024, 4.4% in 2023, and 4.2% in 2022. The composite depreciation rate for DTE Gas was 2.9% in 2024, 2023, and 2022. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2024 follows:

	Estimated Useful Lives in Years
Utility	Distribution	Generation	Transmission	Storage
DTE Electric	38	32	N/A	N/A
DTE Gas	55	N/A	67	60
The estimated useful lives for DTE Electric's Other utility assets range from 3 to 45 years, while the estimated useful lives for DTE Gas' Other utility assets range from 3 to 39 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 50 years.
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2024	2023	2022
	(In millions)
Property, plant, and equipment	$1,316	$1,239	$1,148
Regulatory assets and liabilities	394	344	297
Intangible assets	16	15	16
Other	6	8	7
	$1,732	$1,606	$1,468
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2024	2023	2022
	(In millions)
Property, plant, and equipment	$1,089	$1,029	$951
Regulatory assets and liabilities	338	292	248
Other	5	5	5
	$1,432	$1,326	$1,204

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
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Amortization expense of capitalized software	$192	$189	$159
Gross carrying value of capitalized software	$1,005	$940
Accumulated amortization of capitalized software	$476	$427
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Amortization expense of capitalized software	$175	$172	$146
Gross carrying value of capitalized software	$910	$849
Accumulated amortization of capitalized software	$414	$369

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
DTE Electric's ownership information of the two utility plants as of December 31, 2024 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,290 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$2,053	$656
Accumulated depreciation (in millions)	$1,140	$160
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
For discussion of the ongoing contract dispute related to the Ludington Plant, see Note 17 to the Consolidated Financial Statements, "Commitments and Contingencies."

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
Changes to Asset retirement obligations for 2024, 2023, and 2022 were as follows:

	2024	2023	2022
DTE Energy	(In millions)
Asset retirement obligations at January 1	$3,556	$3,460	$3,162
Accretion	211	198	184
Liabilities incurred(a)	324	7	24
Liabilities settled	(14)	(96)	(7)
Revision in estimated cash flows	(46)	(13)	97
Asset retirement obligations at December 31	$4,031	$3,556	$3,460
_______________________________________
(a)Liabilities incurred was primarily due to the impact of the Coal Combustion Residuals on DTE Electric's coal ash storage facility asset retirement obligations. Refer to Note 17 to the Consolidated Financial Statements, "Commitments and Contingencies."

	2024	2023	2022
DTE Electric	(In millions)
Asset retirement obligations at January 1	$3,326	$3,221	$2,932
Accretion	199	185	172
Liabilities incurred(a)	323	4	22
Liabilities settled	(11)	(81)	(2)
Revision in estimated cash flows	(46)	(3)	97
Asset retirement obligations at December 31	$3,791	$3,326	$3,221
_______________________________________
(a)Liabilities incurred was primarily due to the impact of the Coal Combustion Residuals on DTE Electric's coal ash storage facility asset retirement obligations. Refer to Note 17 to the Consolidated Financial Statements, "Commitments and Contingencies."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Approximately $2.9 billion of the Asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and returning the site to greenfield. This removal and greenfielding is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the Nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by DTE Electric. Contributions to the Fermi 1 trust are discretionary. For additional discussion of Nuclear decommissioning trust fund assets, see Note 11 to the Consolidated Financial Statements, "Fair Value."

NOTE 8 — REGULATORY MATTERS
Regulation
DTE Electric and DTE Gas are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting, and operating-related matters. The MPSC has authorized a return on equity of 9.9% for DTE Electric and 9.8% for DTE Gas, subject to changes from any pending or future rate case filings. DTE Electric is also regulated by the FERC with respect to financing authorization, wholesale electric market activities, certain affiliate transactions, the acquisition and disposition of certain generation and other facilities, and, in conjunction with the NERC, compliance with mandatory reliability standards. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2024	2023	2024	2023
Assets	(In millions)
Recoverable undepreciated costs on retiring plants	$2,986	$2,736	$2,986	$2,736
Recoverable pension and other postretirement costs
Pension	1,315	1,421	971	1,045
Other postretirement costs	91	163	—	67
Fermi 2 asset retirement obligation	951	952	951	952
Removal costs asset	501	223	501	223
Enhanced tree trimming program deferred costs	211	157	211	157
Recoverable Michigan income taxes	119	133	99	110
Recoverable income taxes related to AFUDC equity	116	89	107	80
Energy Waste Reduction incentive	102	90	82	72
Renewable ITC offset	89	—	89	—
Deferred environmental costs	43	46	—	—
Unamortized loss on reacquired debt	38	41	29	31
Customer360 deferred costs	34	38	34	38
Ludington contract dispute costs	31	10	31	10
Accrued PSCR/GCR revenue	—	55	—	55
Other	194	163	135	119
	6,821	6,317	6,226	5,695
Less amount included in Current Assets	(50)	(108)	(39)	(99)
	$6,771	$6,209	$6,187	$5,596

Securitized regulatory assets	$690	$758	$690	$758

	DTE Energy		DTE Electric
	2024	2023	2024	2023
Liabilities	(In millions)
Refundable federal income taxes	$1,733	$1,823	$1,389	$1,463
Removal costs liability	506	342	—	—
Non-service pension and other postretirement costs	255	199	94	84
Negative other postretirement offset	214	210	139	142
Accrued PSCR/GCR refund	136	21	111	—
Renewable energy	90	7	90	7
Other	103	72	86	63
	3,037	2,674	1,909	1,759
Less amount included in Current Liabilities	(181)	(71)	(156)	(49)
	$2,856	$2,603	$1,753	$1,710
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
ASSETS
•Recoverable undepreciated costs on retiring plants — Undepreciated costs at the Belle River and Monroe power plants that will be retired in future periods. These costs were approved for recovery as a result of DTE Electric's Integrated Resource Plan settlement agreement in 2023. The Belle River power plant will be retired in 2025-2026 and the Monroe power plant will be retired in 2032. Amounts will be recovered in the future through securitization and amortization.
•Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but are not immediately recognized as components of net periodic benefit costs (credits). DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as Regulatory assets or Regulatory liabilities since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset and liability will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs (credits). Refer to Note 19 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for additional information regarding the changes in pension and other postretirement costs for the period and the impact on Regulatory assets.(a)
•Fermi 2 asset retirement obligation — Obligation for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)
•Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.
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
•Energy Waste Reduction incentive — DTE Electric and DTE Gas operate MPSC approved energy waste reduction programs designed to reduce overall energy usage by their customers. The utilities are eligible to earn an incentive by exceeding statutory savings targets. The utilities have consistently exceeded the savings targets and recognize the incentive as a Regulatory asset in the period earned.(a)
•Renewable ITC offset — DTE Electric's accounting policy for ITCs is to use the deferral method where the ITC benefit is deferred and amortized to net income over the book life of the related property. For an ITC that is sold, this regulatory asset is used to adjust net income to reflect the benefit over a period shorter than the book life, as approved by the MPSC.(a)
•Deferred environmental costs — The MPSC approved the deferral of investigation and remediation costs associated with DTE Gas' former MGP sites. Amortization of deferred costs is over a ten-year period beginning in the year after costs were incurred, with recovery (net of any insurance proceeds) through base rate filings.(a)
•Unamortized loss on reacquired debt — The unamortized discount, premium, and expense related to debt redeemed with a refinancing are deferred, amortized, and recovered over the life of the replacement issue.

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
•Ludington contract dispute costs — The MPSC approved the deferral of costs incurred for repairing or replacing defective work performed by a third party related to the overhaul and upgrade of the Ludington Hydroelectric Pumped Storage Plant while the dispute is in litigation. These costs will be offset by any potential future proceeds received related to the litigation. Upon resolution of the dispute, DTE Electric will have the opportunity to seek recovery through the regulatory process for any remaining costs. Refer to the Ludington Plant Contract Dispute section of Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding the complaint and ongoing legal proceedings.
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
•Negative other postretirement offset — DTE Electric and DTE Gas' negative other postretirement costs have historically not been included as a reduction to their authorized rates; therefore, DTE Electric and DTE Gas have accrued a Regulatory liability to eliminate the impact on earnings of the negative other postretirement expense accrual. The Regulatory liabilities may reverse to the extent DTE Electric and DTE Gas' other postretirement expense is positive in future years. As a result of MPSC orders, the Regulatory liability balances as of December 31, 2022 began to be amortized over a 7-year period for both DTE Electric and DTE Gas.
•Accrued PSCR/GCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary over-recovery of and a return on gas costs primarily incurred by DTE Gas which are recoverable through the GCR mechanism.
•Renewable energy — Amounts collected in excess of renewable energy expenditures, including subscription revenue related to MIGreenPower, DTE Electric's voluntary renewable program providing customers the option to source their energy usage from renewables.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
2024 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on January 8, 2024 requesting an increase in base rates of $266 million based on a projected twelve-month period ending September 30, 2025, and an increase in return on equity from 9.9% to 10.25%. The request reflected a net increase to customer rates of only $160 million, as an existing IRM surcharge of $106 million would be rolled into the new base rates. The requested increase was primarily due to increased investments in plant related to system reliability and pipeline safety and inflationary impacts on operating costs, partially offset by higher sales. On November 7, 2024, the MPSC issued an order approving an annual revenue increase of $114 million for services rendered on or after November 21, 2024 and a return on equity of 9.8%.
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
On January 23, 2025, the MPSC issued an order approving an annual revenue increase of $217 million for services rendered on or after February 6, 2025 and a return on equity of 9.9%. The MPSC order also disallowed $12 million of capital expenditures previously recorded, primarily related to various IT projects. The disallowance was included in Asset (gains) losses and impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2024.

NOTE 9 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had federal income tax receivables with DTE Energy of $5 million and $7 million at December 31, 2024 and 2023, respectively. Income tax receivables with DTE Energy are included in Accounts receivable – Affiliates on the DTE Electric Consolidated Statements of Financial Position.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2024	2023	2022
DTE Energy	(In millions)
Income Before Income Taxes	$1,370	$1,566	$1,112
Income tax expense at 21% statutory rate	$288	$329	$234
Production tax credits(a)(b)	(169)	(91)	(91)
Investment tax credits(a)	(128)	(44)	(1)
TCJA regulatory liability amortization	(66)	(63)	(155)
AFUDC equity	(17)	(7)	(5)
State and local income taxes, net of federal benefit	59	59	42
Other, net	(1)	(14)	5
Income Tax Expense (Benefit)	$(34)	$169	$29
Effective income tax rate	(2.5)%	10.8%	2.6%
_______________________________________
(a)PTCs and ITCs include $231 million of certain eligible credits generated in 2023 and 2024, net of discount, that were sold in 2024 under the transferability provisions of the Inflation Reduction Act of 2022. Cash received related to the transfer of tax credits is included in Cash paid (received) for: Income taxes within the supplemental disclosures of cash flow information on the DTE Energy Consolidated Statements of Cash Flows. These tax credit sales are subject to standard indemnifications up to the cash received. Payments under these indemnifications are considered remote.
(b)Includes nuclear PTCs of $89 million, net of discount, recognized in 2024. The nuclear PTCs continue to be the subject of additional guidance expected to be issued from the U.S. Department of the Treasury and IRS that may materially impact the total amount of the benefits we receive. The benefit of these PTCs is provided to customers through the regulatory construct of the PSCR mechanism.

	2024	2023	2022
DTE Electric	(In millions)
Income Before Income Taxes	$1,040	$850	$981
Income tax expense at 21% statutory rate	$218	$179	$206
Production tax credits(a)(b)	(162)	(79)	(83)
Investment tax credits(a)	(70)	(1)	(1)
TCJA regulatory liability amortization	(55)	(53)	(145)
AFUDC equity	(16)	(7)	(4)
State and local income taxes, net of federal benefit	57	45	56
Other, net	(4)	(6)	(3)
Income Tax Expense (Benefit)	$(32)	$78	$26
Effective income tax rate	(3.1)%	9.2%	2.7%
_______________________________________
(a)PTCs and ITCs include $231 million of certain eligible credits generated in 2023 and 2024, net of discount, that were sold in 2024 under the transferability provisions of the Inflation Reduction Act of 2022. Cash received related to the transfer of tax credits is included in Cash paid (received) for: Income taxes within the supplemental disclosures of cash flow information on the DTE Energy Consolidated Statements of Cash Flows. These tax credit sales are subject to standard indemnifications up to the cash received. Payments under these indemnifications are considered remote.
(b)Includes nuclear PTCs of $89 million, net of discount, recognized in 2024. The nuclear PTCs continue to be the subject of additional guidance expected to be issued from the U.S. Department of the Treasury and IRS that may materially impact the total amount of the benefits we receive. The benefit of these PTCs is provided to customers through the regulatory construct of the PSCR mechanism.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Components of the Registrants' Income Tax Expense were as follows:

	2024	2023	2022
DTE Energy	(In millions)
Current income tax benefit
Federal	$(226)	$(10)	$(13)
State and other income tax	(2)	(2)	(2)
Total current income taxes	(228)	(12)	(15)
Deferred income tax expense (benefit)
Federal	117	103	(13)
State and other income tax	77	78	57
Total deferred income taxes	194	181	44
	$(34)	$169	$29

	2024	2023	2022
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$(228)	$1	$1
State and other income tax	—	(5)	—
Total current income taxes	(228)	(4)	1
Deferred income tax expense (benefit)
Federal	124	19	(46)
State and other income tax	72	63	71
Total deferred income taxes	196	82	25
	$(32)	$78	$26
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrants' Consolidated Financial Statements.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2024	2023	2024	2023
	(In millions)
Property, plant, and equipment	$(3,695)	$(3,423)	$(2,788)	$(2,693)
Regulatory assets and liabilities	(1,272)	(1,158)	(1,492)	(1,314)
Tax credit carryforwards	1,604	1,519	583	572
Pension and benefits	55	77	62	69
Federal net operating loss carryforward	190	202	30	71
State and local net operating loss carryforwards	68	76	42	49
Investments in equity method investees	(28)	(33)	(1)	—
Other	145	130	176	137
	(2,933)	(2,610)	(3,388)	(3,109)
Less: Valuation allowance	(25)	(39)	(5)	—
Long-term deferred income tax liabilities	$(2,958)	$(2,649)	$(3,393)	$(3,109)

Deferred income tax assets	$2,508	$2,415	$1,209	$1,202
Deferred income tax liabilities	(5,466)	(5,064)	(4,602)	(4,311)
	$(2,958)	$(2,649)	$(3,393)	$(3,109)
Tax credit carryforwards for DTE Energy include $1.6 billion of general business credits that expire from 2032 through 2046. No valuation allowance is required for the tax credit carryforwards deferred tax asset.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has a pre-tax federal net operating loss carryforward of $904 million as of December 31, 2024 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carryforwards of $68 million and $76 million at December 31, 2024 and 2023, respectively. Most of the state and local net operating loss carryforwards expire from 2025 through 2046 with the remainder being carried forward indefinitely.
DTE Energy has recorded valuation allowances of $25 million and $39 million at December 31, 2024 and 2023, respectively. The valuation allowances include $16 million and $19 million related to the state net operating loss carryforwards noted above and $3 million and $20 million related to charitable contribution carryforwards as of the respective periods ended.
Tax credit carryforwards for DTE Electric include $583 million of general business credits that expire from 2036 through 2046. No valuation allowance is required for the tax credit carryforwards deferred tax asset.
DTE Electric has a pre-tax federal net operating loss carryforward of $142 million as of December 31, 2024 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has $42 million and $49 million in state and local deferred tax assets related to net operating loss carryforwards at December 31, 2024 and 2023, respectively, which will expire from 2030 through 2042. No valuation allowance is required for the state and local net operating loss deferred tax assets.
In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The above tables exclude unamortized ITCs that are shown separately on the Registrants' Consolidated Statements of Financial Position. DTE Energy's policy election is to follow the flow-through method of accounting for ITCs earned from its non-utility businesses and the deferral method of accounting for its regulated utilities due to different economic profiles of the various entities. The flow-through method used by the non-utility businesses recognizes ITCs in earnings when the related assets are placed in service. The ITCs generated by the regulated utilities are deferred and amortized to earnings over the average life of the related property. ITCs generated and sold by the regulated utilities are offset with a regulatory asset to give the benefit to customers over a period shorter than the book life, as approved by the MPSC. Refer to Note 8 to the Consolidated Financial Statements, "Regulatory Matters" for the regulatory asset balance at December 31, 2024.
Uncertain Tax Positions
There were no unrecognized tax benefits at the Registrants for the years ended December 31, 2024 or 2023.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on the Consolidated Statements of Operations. DTE Energy did not recognize any interest expense related to income taxes in 2024 and recognized a nominal amount of interest expense related to income taxes in 2023 and 2022. DTE Electric did not recognize any interest expense related to income taxes in 2024 and recognized a nominal amount of interest expense in 2023 and $1 million in 2022. There was no accrued interest or penalties pertaining to income taxes for the Registrants at December 31, 2024 and 2023. Accrued interest pertaining to income taxes at December 31, 2022 was $5 million and $8 million for DTE Energy and DTE Electric, respectively. There were no accrued penalties pertaining to income taxes for the Registrants at December 31, 2022.
In 2024, DTE Energy, including DTE Electric, settled a federal tax audit for the 2022 tax year. DTE Energy's federal income tax returns for 2023 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Corporate Income Tax returns for the year 2019 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 10 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy's participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Performance shares do not receive cash dividends; as such, these awards are not considered participating securities. For additional information regarding performance shares, see Note 20 to the Consolidated Financial Statements, "Stock-Based Compensation."
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2024	2023	2022
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$1,404	$1,397	$1,083
Less: Allocation of earnings to net restricted stock awards	3	3	3
Net income available to common shareholders — basic	$1,401	$1,394	$1,080

Average number of common shares outstanding — basic	207	206	195

Basic Earnings per Common Share	$6.78	$6.77	$5.53

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$1,404	$1,397	$1,083
Less: Allocation of earnings to net restricted stock awards	3	3	3
Net income available to common shareholders — diluted	$1,401	$1,394	$1,080

Average number of common shares outstanding — basic	207	206	195
Average performance share awards	—	—	1
Average number of common shares outstanding — diluted	207	206	196

Diluted Earnings per Common Share	$6.77	$6.76	$5.52

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 11 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2024 and 2023. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	December 31, 2024						December 31, 2023
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$11	$—	$—	$—	$—	$11	$13	$—	$—	$—	$—	$13
Nuclear decommissioning trusts
Equity securities	856	—	—	147	—	1,003	776	—	—	145	—	921
Fixed income securities	124	414	—	112	—	650	127	371	—	92	—	590
Private equity and other	16	—	—	333	—	349	—	—	—	312	—	312
Hedge funds and similar investments	151	16	—	61	—	228	119	65	—	—	—	184
Cash equivalents	26	—	—	—	—	26	34	—	—	—	—	34
Other investments(d)
Equity securities	72	—	—	—	—	72	58	—	—	—	—	58
Fixed income securities	7	—	—	—	—	7	7	—	—	—	—	7
Cash equivalents	29	—	—	—	—	29	37	—	—	—	—	37
Derivative assets
Commodity contracts(e)
Natural gas	242	81	105	—	(285)	143	241	217	179	—	(416)	221
Electricity	67	69	51	—	(116)	71	—	258	163	—	(243)	178
Environmental & Other	1	47	10	—	(46)	12	—	131	8	—	(132)	7
Other contracts	—	21	—	—	—	21	—	—	—	—	—	—
Total derivative assets	310	218	166	—	(447)	247	241	606	350	—	(791)	406
Total	$1,602	$648	$166	$653	$(447)	$2,622	$1,412	$1,042	$350	$549	$(791)	$2,562
Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(217)	$(70)	$(123)	$—	$272	$(138)	$(291)	$(167)	$(157)	$—	$429	$(186)
Electricity	(71)	(52)	(27)	—	114	(36)	—	(272)	(116)	—	297	(91)
Environmental & Other	(2)	(39)	(3)	—	44	—	—	(148)	(2)	—	137	(13)
Other contracts	—	(1)	—	—	—	(1)	—	(19)	—	—	—	(19)
Total	$(290)	$(162)	$(153)	$—	$430	$(175)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets (Liabilities) at end of period	$1,312	$486	$13	$653	$(17)	$2,447	$1,121	$436	$75	$549	$72	$2,253
Assets
Current	$223	$170	$106	$—	$(326)	$173	$215	$461	$247	$—	$(613)	$310
Noncurrent	1,379	478	60	653	(121)	2,449	1,197	581	103	549	(178)	2,252
Total Assets	$1,602	$648	$166	$653	$(447)	$2,622	$1,412	$1,042	$350	$549	$(791)	$2,562
Liabilities
Current	$(219)	$(129)	$(93)	$—	$323	$(118)	$(240)	$(462)	$(145)	$—	$670	$(177)
Noncurrent	(71)	(33)	(60)	—	107	(57)	(51)	(144)	(130)	—	193	(132)
Total Liabilities	$(290)	$(162)	$(153)	$—	$430	$(175)	$(291)	$(606)	$(275)	$—	$863	$(309)
Net Assets (Liabilities) at end of period	$1,312	$486	$13	$653	$(17)	$2,447	$1,121	$436	$75	$549	$72	$2,253
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $8 million and $11 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at December 31, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2024					December 31, 2023
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$8	$—	$—	$—	$8	$11	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	856	—	—	147	1,003	776	—	—	145	921
Fixed income securities	124	414	—	112	650	127	371	—	92	590
Private equity and other	16	—	—	333	349	—	—	—	312	312
Hedge funds and similar investments	151	16	—	61	228	119	65	—	—	184
Cash equivalents	26	—	—	—	26	34	—	—	—	34
Other investments
Equity securities	26	—	—	—	26	21	—	—	—	21
Cash equivalents	19	—	—	—	19	11	—	—	—	11
Derivative assets — FTRs	—	—	9	—	9	—	—	7	—	7
Total	$1,226	$430	$9	$653	$2,318	$1,099	$436	$7	$549	$2,091

Assets
Current	$8	$—	$9	$—	$17	$11	$—	$7	$—	$18
Noncurrent	1,218	430	—	653	2,301	1,088	436	—	549	2,073
Total Assets	$1,226	$430	$9	$653	$2,318	$1,099	$436	$7	$549	$2,091
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $8 million and $11 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at December 31, 2024 and December 31, 2023, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $120 million and $157 million as of December 31, 2024 and 2023, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Hedge funds and similar investments utilize a diversified group of strategies that attempt to capture uncorrelated sources of return. These investments include publicly traded mutual funds that are valued using quoted prices in actively traded markets, as well as insurance-linked and asset-backed securities and that are valued using quotations from broker or pricing services and limited partnerships that are classified as NAV assets.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$22	$47	$6	$75	$(255)	$(33)	$11	$(277)
Transfers into Level 3 from Level 2	1	—	—	1	—	—	—	—
Transfers from Level 3 into Level 2	—	74	—	74	17	—	—	17
Total gains (losses)
Included in earnings(a)	16	225	(1)	240	182	198	(1)	379
Recorded in Regulatory liabilities	—	—	21	21	—	—	9	9
Purchases, issuances, and settlements:
Settlements	(57)	(322)	(19)	(398)	78	(118)	(13)	(53)
Net Assets (Liabilities) as of December 31	$(18)	$24	$7	$13	$22	$47	$6	$75
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31(a)	$(47)	$118	$(159)	$(88)	$85	$151	$(122)	$114
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$—	$—	$9	$9	$—	$—	$7	$7
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2024	2023
	(In millions)
Net Assets as of January 1	$7	$11
Total gains recorded in Regulatory liabilities	21	9
Purchases, issuances, and settlements:
Settlements	(19)	(13)
Net Assets as of December 31	$9	$7
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$9	$7
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the years ended December 31, 2024 and 2023.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$105	$(123)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.24)	—	$9.96	/MMBtu	$(0.05)	/MMBtu
Electricity	$51	$(27)	Discounted Cash Flow	Forward basis price (per MWh)	$(16.34)	—	$17.28	/MWh	$(2.74)	/MWh

	December 31, 2023
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$179	$(157)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.57)	—	$6.27	/MMBtu	$(0.08)	/MMBtu
Electricity	$163	$(116)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.49)	—	$15.47	/MWh	$(3.99)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$884	$—	$—	$904	$175	$—	$—	$181
Short-term borrowings	$1,067	$—	$1,067	$—	$1,283	$—	$1,283	$—
Notes payable(b)	$37	$—	$—	$37	$34	$—	$—	$34
Long-term debt(c)	$21,963	$725	$18,283	$1,128	$19,546	$807	$16,178	$1,202
_______________________________________
(a)Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position. Carrying value includes credit loss reserves on Notes receivable.
(b)Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.
(c)Includes debt due within one year and excludes finance lease obligations. Carrying value also includes unamortized debt discounts and issuance costs.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$2	$—	$—	$2	$19	$—	$—	$19
Notes receivable — Affiliates	42	—	—	42	—	—	—	—
Short-term borrowings — Other	$666	$—	$666	$—	$385	$—	$385	$—
Notes payable(b)	$35	$—	$—	$35	$33	$—	$—	$33
Long-term debt(c)	$11,881	$—	$10,449	$127	$11,043	$—	$9,999	$126
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
For further fair value information on financial and derivative instruments, see Note 12 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of its operating licenses. This obligation is reflected as an Asset retirement obligation on DTE Electric's Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. See Note 7 to the Consolidated Financial Statements, "Asset Retirement Obligations."
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2024	2023
	(In millions)
Fermi 2	$2,234	$2,026
Fermi 1	3	3
Low-level radioactive waste	19	12
	$2,256	$2,041

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Realized gains	$47	$36	$71
Realized losses	$(27)	$(42)	$(53)
Proceeds from sale of securities	$555	$681	$879
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2024			December 31, 2023
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,003	$558	$(16)	$921	$459	$(11)
Fixed income securities	650	16	(29)	590	8	(30)
Private equity and other	349	106	(8)	312	74	(8)
Hedge funds and similar investments	228	7	(5)	184	4	(9)
Cash equivalents	26	—	—	34	—	—
	$2,256	$687	$(58)	$2,041	$545	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2024
(In millions)
Due within one year	$18
Due after one through five years	105
Due after five through ten years	107
Due after ten years	308
$538
Fixed income securities held in nuclear decommissioning trust funds include $112 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At December 31, 2024 and 2023, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the years ended December 31, 2024, 2023, and 2022.

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
DTE Vantage — DTE Vantage manages and operates renewable gas recovery projects, power generation assets, and other customer specific energy solutions. Long-term contracts and hedging instruments are used in the marketing and management of the segment assets. These contracts and hedging instruments are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2024 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$20	$—	$—	$(16)
Foreign currency exchange contracts	—	(1)	—	(2)
Total derivatives designated as hedging instruments	$20	$(1)	$—	$(18)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$428	$(410)	$637	$(615)
Electricity	187	(150)	421	(388)
Environmental & Other	58	(44)	139	(150)
Foreign currency exchange contracts	1	—	—	(1)
Total derivatives not designated as hedging instruments	$674	$(604)	$1,197	$(1,154)

Current	$488	$(441)	$910	$(847)
Noncurrent	206	(164)	287	(325)
Total derivatives	$694	$(605)	$1,197	$(1,172)
The fair value of derivative instruments at DTE Electric was $9 million and $7 million at December 31, 2024 and 2023, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $1 million issued and outstanding at December 31, 2024 and $3 million at December 31, 2023, which could be used to offset net Derivative liabilities. There were no letters of credit received from third parties which could be used to offset net Derivative assets at December 31, 2024 and there were $10 million at December 31, 2023. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2024	2023
	(In millions)
Cash collateral netted against Derivative assets	$(17)	$—
Cash collateral netted against Derivative liabilities	—	72
Cash collateral recorded in Accounts receivable(a)	29	57
Cash collateral recorded in Accounts payable(a)	(5)	(3)
Total net cash collateral posted (received)	$7	$126
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2024			December 31, 2023
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$428	$(285)	$143	$637	$(416)	$221
Electricity	187	(116)	71	421	(243)	178
Environmental & Other	58	(46)	12	139	(132)	7
Interest rate contracts	20	—	20	—	—	—
Foreign currency exchange contracts	1	—	1	—	—	—
Total derivative assets	$694	$(447)	$247	$1,197	$(791)	$406

Derivative liabilities
Commodity contracts(a)
Natural gas	$(410)	$272	$(138)	$(615)	$429	$(186)
Electricity	(150)	114	(36)	(388)	297	(91)
Environmental & Other	(44)	44	—	(150)	137	(13)
Interest rate contracts	—	—	—	(16)	—	(16)
Foreign currency exchange contracts	(1)	—	(1)	(3)	—	(3)
Total derivative liabilities	$(605)	$430	$(175)	$(1,172)	$863	$(309)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2024				December 31, 2023
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$488	$206	$(441)	$(164)	$910	$287	$(847)	$(325)
Counterparty netting	(323)	(107)	323	107	(613)	(178)	613	178
Collateral adjustment	(3)	(14)	—	—	—	—	57	15
Total derivatives as reported	$162	$85	$(118)	$(57)	$297	$109	$(177)	$(132)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2024	2023	2022
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(169)	$153	$(235)
Natural gas	Fuel, purchased power, gas, and other — non-utility	233	122	(108)
Electricity	Operating Revenues — Non-utility operations	266	105	221
Environmental & Other	Operating Revenues — Non-utility operations	14	5	13
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	3	(2)	3
Total		$347	$383	$(106)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2024:

Commodity	Number of Units
Natural gas (MMBtu)	2,061,711,943
Electricity (MWh)	39,109,082
Foreign currency exchange ($ CAD)	74,608,748
FTR (MWh)	65,874
Renewable Energy Certificates (MWh)	10,569,260
Carbon emissions (Metric Ton)	210,079
Interest rate contracts ($ USD)	700,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2024, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $360 million.
As of December 31, 2024, DTE Energy had $467 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $402 million. The net remaining amount of $65 million is derived from the $360 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 13 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2024	2023
			(In millions)
Mortgage bonds, notes, and other
DTE Energy debt, unsecured	4.2%	2025 — 2034	$6,380	$5,105
DTE Electric debt, principally secured	3.9%	2025 — 2053	11,270	10,370
DTE Gas debt, principally secured	4.3%	2025 — 2054	2,865	2,545
			20,515	18,020
Unamortized debt discount			(28)	(26)
Unamortized debt issuance costs			(114)	(100)
Long-term debt due within one year			(1,220)	(2,075)
			$19,153	$15,819
Securitization bonds(b)
DTE Electric securitization bonds	5.4%	2027 — 2038	$713	$777
Unamortized debt issuance costs			(7)	(8)
Long-term debt due within one year			(71)	(64)
			$635	$705
Junior Subordinated Debentures
Subordinated debentures	4.8%	2077 — 2081	$910	$910
Unamortized debt issuance costs			(26)	(27)
			$884	$883
_______________________________________
(a)Weighted average interest rate as of December 31, 2024.
(b)Bonds are held by DTE Securitization I and DTE Securitization II, special purpose entities consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding these entities and restrictions related to the bonds.
DTE Electric's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2024	2023
			(In millions)
Mortgage bonds, notes, and other
Long-term debt, principally secured	3.9%	2025 — 2053	$11,270	$10,370
Unamortized debt discount			(22)	(23)
Unamortized debt issuance costs			(73)	(73)
Long-term debt due within one year			(350)	(100)
			$10,825	$10,174
Securitization bonds(b)
DTE Electric securitization bonds	5.4%	2027 — 2038	$713	$777
Unamortized debt issuance costs			(7)	(8)
Long-term debt due within one year			(71)	(64)
			$635	$705
_______________________________________
(a)Weighted average interest rate as of December 31, 2024.
(b)Bonds are held by DTE Securitization I and DTE Securitization II, special purpose entities consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding these entities and restrictions related to the bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Issuances
Refer to the table below for debt issued in 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior notes(a)	5.10%	2029	$1,200
DTE Electric	February	Mortgage bonds(b)	4.85%	2026	500
DTE Electric	February	Mortgage bonds(b)	5.20%	2034	500
DTE Energy	May	Senior notes(c)	5.85%	2034	850
DTE Energy	August	Senior notes(d)	4.95%	2027	1,200
DTE Gas	October	Mortgage bonds(b)	4.87%	2034	160
DTE Gas	October	Mortgage bonds(b)	5.43%	2054	160
					$4,570
_______________________________
(a)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(c)Proceeds used for the repayment of a portion of the $675 million 2016 Series C 2.53% Senior Notes due October 1, 2024, for repayment of a portion of the $1.3 billion 2019 Series F 4.22% Senior Notes due November 1, 2024, and for general corporate purposes.
(d)Proceeds used for the repayment of a portion of the $1.3 billion 2019 Series F 4.22% Senior Notes due November 1, 2024 and for general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed in 2024:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.65%	2024	$100
DTE Electric	June	Securitization bonds	2.64%	2024	19
DTE Electric	September	Securitization bonds	5.97%	2024	24
DTE Energy	October	Senior notes	2.53%	2024	675
DTE Energy	November	Senior notes	4.22%	2024	1,300
DTE Electric	December	Securitization bonds	2.64%	2024	21
					$2,139
Debt Maturities
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$1,291	$1,351	$1,430	$1,737	$1,962	$14,367	$22,138
DTE Electric(b)	$421	$751	$39	$617	$103	$10,052	$11,983
_______________________________________
(a)Amounts include DTE Electric's scheduled debt maturities.
(b)Amounts include DTE Securitization I and DTE Securitization II scheduled debt maturities.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table shows scheduled interest payments related to the Registrants' long-term debt:

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$905	$888	$806	$742	$664	$8,467	$12,472
DTE Electric(b)	$477	$466	$434	$426	$418	$4,874	$7,095
_______________________________________
(a)Amounts include DTE Electric's scheduled interest payments.
(b)Amounts include DTE Securitization I and DTE Securitization II scheduled interest payments.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2024, no interest payments have been deferred on the Junior Subordinated Debentures.
Cross Default Provisions
Substantially all of the net utility properties of DTE Electric and DTE Gas are subject to the lien of mortgages. Should DTE Electric or DTE Gas fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 14 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2024, the amount of authorized and unissued stock is as follows:

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2024, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.65 to 1, 0.52 to 1, and 0.49 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The availability under the facilities in place at December 31, 2024 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2029	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2025(a)	175	—	—	175
Unsecured letter of credit facility, expiring February 2025	150	—	—	150
Unsecured letter of credit facilities, expiring June 2026	100	—	—	100
Unsecured letter of credit facility(b)	50	—	—	50
Unsecured letter of credit facility(c)	—	125	—	125
	1,975	925	300	3,200
Amounts outstanding at December 31, 2024
Commercial paper issuances	392	666	9	1,067
Letters of credit	117	124	—	241
	509	790	9	1,308
Net availability at December 31, 2024	$1,466	$135	$291	$1,892
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
For both DTE Energy and DTE Electric, the weighted average interest rate for short-term borrowings was 4.7% and 5.6% at December 31, 2024 and 2023, respectively. For information related to affiliate short-term borrowings, refer to Note 22 of the Consolidated Financial Statements, "Related Party Transactions."
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent which allows the right of setoff with posted collateral. At December 31, 2024, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $49 million and $152 million at December 31, 2024 and 2023, respectively, and were fully offset by posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.70 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2024, the effect of this provision was a restriction on dividend payments to no more than $2.5 billion of DTE Energy's Retained earnings of $4.9 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 16 — LEASES
Lessee
Leases at DTE Energy and DTE Electric are primarily comprised of various forms of certain easement leases, coal railcars, building equipment, and computer hardware, leases with terms ranging from approximately 1 to 52 years.
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
Certain leases of the Registrants contain escalation clauses whereby the payments are adjusted for consumer price or labor indices. The Registrants have leases with non-index based escalation clauses for percentage increases. DTE Energy also has leases with variable payments based upon usage of, or revenues associated with, the leased assets. DTE Electric also has leases with variable payments based upon the usage of the leased assets.
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
The following is a summary of the components of lease cost for the years ended December 31:

	DTE Energy			DTE Electric
	2024	2023	2022	2024	2023	2022
	(In millions)
Operating lease cost	$26	$22	$18	$22	$17	$12
Finance lease cost:
Amortization of right-of-use assets	4	7	7	3	6	6
Interest of lease liabilities	1	—	1	1	—	—
Total finance lease cost	5	7	8	4	6	6
Variable lease cost	17	13	9	—	—	—
Short-term lease cost	18	12	19	10	4	10
	$66	$54	$54	$36	$27	$28
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to Other Assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of other information related to leases for the years ended December 31:

	DTE Energy			DTE Electric
	2024	2023	2022	2024	2023	2022
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$9	$9	$8	$7	$7	$7
Operating cash flows for operating leases	$19	$19	$17	$15	$15	$12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$75	$61	$5	$74	$61	$2
Finance leases	$16	$5	$3	$14	$5	$1

Weighted Average Remaining Lease Term (Years)
Operating leases	23.3	18.7	12.8	24.8	19.8	11.1
Finance leases	7.4	8.9	8.2	4.0	4.5	1.1

Weighted Average Discount Rate
Operating leases	4.8%	4.4%	3.7%	4.9%	4.5%	3.4%
Finance leases	4.6%	4.0%	2.4%	5.8%	5.4%	1.0%
The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2024 are as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2025	$22	$5	$18	$4
2026	22	4	19	3
2027	22	4	19	3
2028	20	4	18	3
2029	16	1	13	—
2030 and thereafter	264	7	241	—
Total future minimum lease payments	366	25	328	13
Imputed interest	(178)	(2)	(168)	(1)
Lease liabilities	$188	$23	$160	$12
Finance leases reported on the Consolidated Statements of Financial Position of the Registrants are as follows for the years ended December 31:

	DTE Energy		DTE Electric
	2024	2023	2024	2023
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$23	$18	$12	$6
Current lease liabilities, within Current portion of long-term debt	$5	$3	$4	$2
Long-term lease liabilities	$18	$13	$8	$4

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Lessor
DTE Energy leases various assets under operating leases for a pipeline, energy facilities and related equipment. Such leases are comprised of both fixed payments and variable payments which are contingent on volumes, with terms ranging from 9 to 24 years. Generally, the operating leases do not have renewal provisions or options to purchase the assets at the end of the lease. The operating leases generally do not have termination for convenience provisions. Termination may be allowed under specific circumstances stated in the lease contract, such as under an event of default.
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
DTE Energy’s lease income associated with operating leases was included on the Consolidated Statements of Operations for the years ended December 31:

	2024	2023	2022
	(In millions)
Fixed payments	$15	$15	$15
Variable payments	45	44	67
	$60	$59	$82
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2024 are as follows:

DTE Energy
(In millions)
2025	$14
2026	11
2027	10
2028	6
2029	6
2030 and thereafter	29
$76
Depreciation expense associated with DTE Energy's property under operating leases was $9 million, $8 million, and $11 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following is a summary of property under operating leases for DTE Energy as of December 31:

	2024	2023
	(In millions)
Gross property under operating leases	$227	$228
Accumulated amortization of property under operating leases	$118	$118

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2024 and 2023, DTE Electric had $10 million and $9 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015 and has continued to be updated in subsequent years. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric currently owns and operates multiple coal ash storage facilities to manage coal ash from coal-fired power plants that are subject to federal, state, and local CCR and solid waste regulations. At certain facilities, the rule required ongoing sampling and testing of monitoring wells, compliance with groundwater standards, and closure.
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but does have existing CCR landfills and is evaluating sites for CCR management units. DTE Electric is in the process of evaluating the final rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. The preliminary cost estimate to comply with the revised rule is approximately $289 million as of December 31, 2024, and is recorded to Asset retirement obligations. The estimate will be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the state of Michigan. The state of Michigan issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 Reconsideration Rule. On October 11, 2021, DTE Electric submitted a Notice of Planned Participation (NOPP) to the state of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than December 31, 2028 and the VIP for FGD wastewater at Monroe power plant by December 31, 2028.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The EPA also finalized Supplemental ELG Rules on May 9, 2024. This updated the regulations from the 2020 Reconsideration Rule for FGD wastewater, bottom ash transport water (BATW), combustion residual leachate (CRL), and legacy wastewater (LWW). The supplemental rule established new technology-based effluent limitations guidelines and standards applicable to FGD wastewater, BATW, CRL, and LWW. The applicability date for BATW is as soon as possible beginning July 8, 2024 and no later than December 31, 2029. FGD wastewater retrofits must be completed as soon as possible, beginning July 8, 2024 and no later than December, 31 2029 or December 31, 2028 if a permittee is pursuing the VIP subcategory for FGD wastewater. The Cessation of Coal compliance subcategory and VIP from the 2020 Reconsideration Rule were maintained in the 2024 Supplemental Rule and continue to be a fundamental component of DTE Electric's ELG compliance strategy.
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
DTE Electric currently estimates the impact of the CCR and ELG rules to be $509 million of capital expenditures through 2029. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2024 and 2023, DTE Gas had $26 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2024 was $216 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at December 31, 2024. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2024, DTE Energy had $368 million of performance bonds outstanding, including $193 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,800 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 51% and 59% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 8% have contracts expiring within one year for DTE Energy. Less than 1% of the represented employees have contracts expiring within one year for DTE Electric.
Purchase Commitments
As of December 31, 2024, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2025 through 2051, as detailed in the following tables:

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
DTE Energy	(In millions)
Long-term power purchase agreements(a)	$94	$94	$95	$94	$94	$481	$952
Other purchase commitments(b)	3,198	1,579	913	354	241	662	6,947
Total commitments	$3,292	$1,673	$1,008	$448	$335	$1,143	$7,899

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
DTE Electric	(In millions)
Long-term power purchase agreements(a)	$99	$100	$99	$99	$97	$488	$982
Other purchase commitments(b)	607	297	302	78	36	173	1,493
Total commitments	$706	$397	$401	$177	$133	$661	$2,475
_______________________________________
(a)The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2049. DTE Electric's share of plant output ranges from 28% to 100%. Purchase commitments for DTE Electric include affiliate agreements with DTE Sustainable Generation that are eliminated in consolidation for DTE Energy.
(b)Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.
Utility capital expenditures and expenditures for non-utility businesses will be approximately $4.9 billion and $3.7 billion in 2025 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2025 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), entered into a 2010 engineering, procurement, and construction agreement with Toshiba International Corporation ("TIC"), under which TIC contracted to perform a major overhaul and upgrade of Ludington. TIC later assigned the contract and all of its obligations to Toshiba America Energy Systems ("TAES"). TAES' work under the contract was incomplete, defective, and non-conforming. DTE Electric and Consumers documented TAES' failures to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers engaged in extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation, under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise met its performance obligations. As a result of TAES' defaults, DTE Electric and Consumers terminated the contract. In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022.
In June 2022, TAES and Toshiba Corporation filed a motion to dismiss the complaint, along with counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. In September 2022, the motion to dismiss the complaint was denied. DTE Electric believes the outstanding counterclaims are without merit, but would be liable for 49% of the damages if approved. In October 2022, the combined parties submitted a joint discovery plan to proceed with the litigation process and a potential trial during the second half of 2025. DTE Electric cannot predict the financial impact or outcome of this matter.

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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 8 and 12 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 18 — NUCLEAR OPERATIONS
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
DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property, and decommissioning. The combined coverage limit for total property damage is $2.75 billion. The total limit for property damage for non-nuclear events is $1.8 billion and an aggregate of $291 million of coverage for extra expenses over a two-year period.
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to $40 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
Public Liability Insurance
As required by federal law, DTE Electric maintains $500 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $166 million could be levied against each licensed nuclear facility, but not more than $25 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
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

NOTE 19 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
DTE Energy's subsidiary, DTE Energy Corporate Services, LLC, sponsors defined benefit pension plans and other postretirement benefit plans covering certain employees of the Registrants. Plan participants of all plans are solely DTE Energy and affiliate participants.
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2024:

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
Net pension cost (credit) for DTE Energy includes the following components:

	2024	2023	2022
	(In millions)
Service cost	$58	$57	$95
Interest cost	208	214	166
Expected return on plan assets	(341)	(352)	(346)
Amortization of:
Net actuarial loss	59	7	115
Prior service credit	(2)	(2)	(1)
Settlements	—	7	94
Net pension cost (credit)	$(18)	$(69)	$123

	2024	2023
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(49)	$62
Amortization of net actuarial loss and settlements	(59)	(14)
Amortization of prior service credit	2	2
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(106)	$50
Total recognized in net periodic pension credit, Regulatory assets, and Other comprehensive income (loss)	$(124)	$(19)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as a pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2024	2023
	(In millions)
Accumulated benefit obligation, end of year	$3,803	$4,089
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$4,318	$4,309
Service cost	58	57
Interest cost	208	214
Actuarial (gain) loss	(254)	74
Benefits paid	(348)	(329)
Settlements	—	(7)
Projected benefit obligation, end of year	$3,982	$4,318
Change in plan assets
Plan assets at fair value, beginning of year	$3,960	$3,897
Actual return on plan assets	137	363
Company contributions	9	36
Benefits paid	(348)	(329)
Settlements	—	(7)
Plan assets at fair value, end of year	$3,758	$3,960
Funded status	$(224)	$(358)
Amount recorded as:
Current liabilities	$(10)	$(8)
Noncurrent liabilities	(214)	(350)
	$(224)	$(358)
Amounts recognized in Accumulated other comprehensive income, pre-tax
Net actuarial loss	$76	$76
	$76	$76

Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,318	$1,426
Prior service credit	(3)	(5)
	$1,315	$1,421
______________________________________
(a)See Note 8 to the Consolidated Financial Statements, "Regulatory Matters."
The decrease in the pension benefit obligation for the year ended December 31, 2024, was primarily due to an actuarial gain driven by an increase in discount rates. The increase in DTE Energy's pension benefit obligation in 2023 was primarily due to an actuarial loss driven by a decrease in discount rates.
The Registrants’ policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. In 2024, DTE Energy made a nominal contribution to the qualified pension plans. In 2023 and 2022, DTE Gas transferred $50 million of non-represented qualified pension plan funds to DTE Electric in exchange for cash consideration. In addition, DTE Energy anticipates a transfer of up to $25 million of non-represented qualified pension plan funds from DTE Gas to DTE Electric in 2025, subject to management discretion and any changes in financial market conditions.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, other income and deductions, and capital expenditures were credits of $5 million and $39 million for the years ended December 31, 2024 and 2023, respectively, and a cost of $101 million for the year ended December 31, 2022. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2024, the benefits related to DTE Energy's qualified and non-qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2025	$321
2026	321
2027	323
2028	325
2029	321
2030-2034	1,585
Total	$3,196
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2024	2023	2022
Projected benefit obligation
Discount rate	5.65%	5.00%	5.19%
Rate of compensation increase	3.55%	3.80%	3.80%
Cash balance interest crediting rate	4.50%	3.60%	3.40%
Net pension costs
Discount rate	5.00%	5.19%	2.91%
Rate of compensation increase	3.80%	3.80%	3.80%
Expected long-term rate of return on plan assets	8.00%	7.60%	6.80%
Cash balance interest crediting rate	3.60%	3.40%	2.40%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have a long-term rate of return assumption for the pension plans of 7.80% for 2025. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Target allocations for DTE Energy's pension plan assets as of December 31, 2024 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	8%
U.S. Small Cap and Mid Cap Equity Securities	1
Non-U.S. Equity Securities	6
Fixed Income Securities	58
Hedge Funds and Similar Investments	8
Private Equity and Other	19
100%
The following table provides the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2024 and 2023(a):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$97	$—	$—	$97	$100	$—	$—	$100
Equity Securities
Domestic(d)	—	—	349	349	—	—	550	550
International(e)	35	—	188	223	55	—	309	364
Fixed Income Securities
Governmental(f)	627	76	—	703	531	78	—	609
Corporate(g)	—	1,350	—	1,350	—	1,323	—	1,323
Hedge Funds and Similar Investments(h)	137	14	167	318	104	68	110	282
Private Equity and Other(i)	—	—	718	718	—	—	732	732
DTE Energy Total	$896	$1,440	$1,422	$3,758	$790	$1,469	$1,701	$3,960
_______________________________________
(a)For a description of levels within the fair value hierarchy, see Note 11 to the Consolidated Financial Statements, "Fair Value."
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
(g)This category primarily consists of corporate bonds from diversified industries, bank loans, and mortgage-backed securities. Pricing for investments in this category is obtained from quotations from broker or pricing services.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2024 and does not anticipate making any contributions to the trusts in 2025.
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

	2024	2023	2022
	(In millions)
DTE Energy	$15	$16	$16
DTE Electric	$6	$7	$7
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
Net other postretirement credit for DTE Energy includes the following components:

	2024	2023	2022
	(In millions)
Service cost	$18	$17	$27
Interest cost	62	65	48
Expected return on plan assets	(120)	(111)	(126)
Amortization of:
Net actuarial loss	6	10	4
Prior service credit	(10)	(19)	(19)
Net other postretirement credit	$(44)	$(38)	$(66)

	2024	2023
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and liabilities and Other comprehensive income (loss)
Net actuarial gain	$(103)	$(17)
Amortization of net actuarial loss	(6)	(10)
Amortization of prior service credit	10	19
Total recognized in Regulatory assets and liabilities and Other comprehensive income (loss)	$(99)	$(8)
Total recognized in net periodic benefit cost, Regulatory assets and liabilities, and Other comprehensive income (loss)	$(143)	$(46)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Net other postretirement credit for DTE Electric includes the following components:

	2024	2023	2022
	(In millions)
Service cost	$14	$13	$20
Interest cost	47	49	37
Expected return on plan assets	(79)	(73)	(85)
Amortization of:
Net actuarial loss	1	1	5
Prior service credit	(6)	(14)	(14)
Net other postretirement credit	$(23)	$(24)	$(37)

	2024	2023
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and liabilities
Net actuarial gain	$(98)	$(6)
Amortization of net actuarial loss	(1)	(1)
Amortization of prior service credit	6	14
Total recognized in Regulatory assets and liabilities	$(93)	$7
Total recognized in net periodic benefit cost and Regulatory assets and liabilities	$(116)	$(17)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Prepaid postretirement costs or Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2024	2023	2024	2023
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,283	$1,293	$982	$982
Service cost	18	17	14	13
Interest cost	62	65	47	49
Actuarial (gain) loss	(165)	(5)	(139)	2
Benefits paid	(75)	(87)	(55)	(64)
Accumulated postretirement benefit obligation, end of year	$1,123	$1,283	$849	$982
Change in plan assets
Plan assets at fair value, beginning of year	$1,614	$1,577	$1,070	$1,052
Actual return on plan assets	58	124	40	81
Benefits paid	(78)	(87)	(58)	(63)
Plan assets at fair value, end of year	$1,594	$1,614	$1,052	$1,070
Funded status	$471	$331	$203	$88
Amount recorded as:
Noncurrent assets	$705	$633	$428	$378
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(233)	(301)	(225)	(290)
	$471	$331	$203	$88
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial gain	$(14)	$(13)	$—	$—

Amounts recognized in Regulatory assets and liabilities(a)
Net actuarial (gain) loss	$65	$173	$(26)	$73
Prior service credit	—	(10)	—	(6)
	$65	$163	$(26)	$67
______________________________________
(a)See Note 8 to the Consolidated Financial Statements, "Regulatory Matters."
The Registrants' postretirement benefit obligations decreased for the year ended December 31, 2024 primarily due to actuarial gains driven by increases in discount rates. The postretirement benefit obligation did not change significantly for year ended December 31, 2023.
The following table reflects other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets as of December 31:

	DTE Energy		DTE Electric
	2024	2023	2024	2023
	(In millions)
Accumulated postretirement benefit obligation	$530	$628	$501	$592
Fair value of plan assets	296	326	276	302
Accumulated postretirement benefit obligation in excess of plan assets	$234	$302	$225	$290

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2024, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2025	$78	$59
2026	82	62
2027	83	63
2028	85	64
2029	87	66
2030-2034	456	347
Total	$871	$661
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2024	2023	2022
Accumulated postretirement benefit obligation
Discount rate	5.66%	5.00%	5.19%
Health care trend rate pre- and post- 65	8.50 / 9.00%	7.75 / 8.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2035	2035	2035
Other postretirement benefit costs
Discount rate	5.00%	5.19%	2.91%
Expected long-term rate of return on plan assets	7.60%	7.20%	6.40%
Health care trend rate pre- and post- 65	7.75 / 8.25%	6.75 / 7.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2035	2035	2034
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans. As a result of this process, the Registrants have a long-term rate of return assumption for the other postretirement benefit plans of 7.50% for 2025. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2024 are listed below:

U.S. Large Cap Equity Securities	4%
Non-U.S. Equity Securities	3
Fixed Income Securities	63
Hedge Funds and Similar Investments	9
Private Equity and Other	21
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2024 and 2023(a):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$33	$—	$—	$33	$41	$—	$—	$41
Equity Securities
Domestic(d)	—	—	67	67	—	—	76	76
International(e)	6	—	34	40	7	—	43	50
Fixed Income Securities
Governmental(f)	210	34	—	244	242	31	—	273
Corporate(g)	—	492	208	700	—	459	212	671
Hedge Funds and Similar Investments(h)	27	3	103	133	18	21	86	125
Private Equity and Other(i)	—	—	377	377	—	—	378	378
DTE Energy Total	$276	$529	$789	$1,594	$308	$511	$795	$1,614

DTE Electric asset category:
Short-term Investments(c)	$21	$—	$—	$21	$27	$—	$—	$27
Equity Securities
Domestic(d)	—	—	42	42	—	—	48	48
International(e)	4	—	22	26	4	—	27	31
Fixed Income Securities
Governmental(f)	138	22	—	160	161	21	—	182
Corporate(g)	—	324	141	465	—	302	145	447
Hedge Funds and Similar Investments(h)	17	2	69	88	11	14	58	83
Private Equity and Other(i)	—	—	250	250	—	—	252	252
DTE Electric Total	$180	$348	$524	$1,052	$203	$337	$530	$1,070
_______________________________________
(a)For a description of levels within the fair value hierarchy see Note 11 to the Consolidated Financial Statements, "Fair Value."
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
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants contribute amounts equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible compensation to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $76 million, $75 million, and $73 million for the years ended December 31, 2024, 2023, and 2022, respectively. For DTE Electric, the cost of these plans was $35 million for the years ended December 31, 2024, 2023 and 2022.

NOTE 20 — STOCK-BASED COMPENSATION
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
DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2024	2023	2022
	(In millions)
Stock-based compensation expense	$54	$48	$62
Tax benefit	$10	$9	$11
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
The fair value of awards vested were not material for the years ended December 31, 2024, 2023, and 2022. Compensation cost charged against income was $14 million for the years ended December 31, 2024 and 2023, and $15 million for the year ended December 31, 2022.
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2024, 2023, and 2022 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded activity relating to performance share awards as follows:

	2024	2023	2022
	(In millions, except per share amounts)
Weighted average grant date fair value of awards granted (per share)	$106.04	$112.73	$120.25
Awards settled in cash(a)	$—	$9	$10
Awards settled in stock(a)	$63	$59	$72
Compensation expense	$40	$34	$47
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2024:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	990,493	$121.29
Grants	406,442	$106.04
Forfeitures	(89,966)	$109.69
Payouts	(330,126)	$102.83
Balance at December 31, 2024	976,843	$122.25

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Unrecognized Compensation Costs
As of December 31, 2024, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$20	1.95
Performance shares	36	1.71
	$56	1.80
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2024, 2023, and 2022 for stock-based compensation expense was $37 million, $31 million, and $40 million, respectively.

NOTE 21 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the four reportable segments below. DTE Electric is a standalone registrant with one reportable segment.
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
Energy Trading segment consists of energy marketing and trading operations.
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including funds supporting regional development and economic growth.
The chief operating decision maker (CODM) at DTE Energy is the Financial Objectives committee, which is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and other executive leaders of DTE Energy. The CODM at DTE Electric is comprised of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The CODMs assess performance for the reportable segments detailed above and decide how to allocate resources based on Net Income (Loss) Attributable to DTE Energy Company and monitoring budget versus actual results. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

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

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Electric segment(a)	$71	$72	$71
Gas segment	16	17	13
DTE Vantage segment	43	68	78
Energy Trading segment	100	85	102
	$230	$242	$264
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $3 million for the years ended December 31, 2024 and 2023 and $6 million for the year ended December 31, 2022.
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
The Reclassifications and Eliminations group below also includes the reclassification of deferred tax assets and prepaid pension assets, which are netted against deferred tax liabilities and accrued pension liabilities, respectively, for presentation on the DTE Energy Consolidated Statements of Financial Position. Refer to Note 9 to the Consolidated Financial Statements, "Income Taxes," for additional information regarding the Registrants' deferred taxes and to Note 19, "Retirement Benefits and Trusteed Assets," for additional information regarding pension plans.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2024 Segment profit (loss)
Operating Revenues — Utility operations	$6,277	1,798	—	—	$8,075	—	(85)	$7,990
Operating Revenues — Non-utility operations	$16	—	753	3,843	$4,612	—	(145)	$4,467
Depreciation and amortization	$1,447	221	59	5	$1,732	—	—	$1,732
Interest expense	$498	118	28	14	$658	351	(58)	$951
Interest income	$(7)	(10)	(76)	(15)	$(108)	(86)	58	$(136)
Equity earnings (losses) of equity method investees	$—	1	15	—	$16	(1)	—	$15
Other segment items (pre-tax)(b)	$3,314	1,134	629	3,672	$8,749	6	(230)	$8,525
Income Tax Expense (Benefit)	$(31)	77	(37)	42	$51	(85)	—	$(34)
Net Income (Loss) Attributable to DTE Energy Company	$1,072	257	135	125	$1,589	(185)	—	$1,404
2024 Other segment financial data
Investment in equity method investees	$5	18	82	—	$105	23	—	$128
Capital expenditures and acquisitions	$3,659	740	65	3	$4,467	—	—	$4,467
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$35,400	8,474	2,065	1,159	$47,098	4,723	(2,975)	$48,846

2023 Segment profit (loss)
Operating Revenues — Utility operations	$5,804	1,748	—	—	$7,552	—	(86)	$7,466
Operating Revenues — Non-utility operations	$14	—	809	4,612	$5,435	—	(156)	$5,279
Depreciation and amortization	$1,340	209	53	4	$1,606	—	—	$1,606
Interest expense	$432	102	15	18	$567	270	(46)	$791
Interest income	$(20)	(9)	(32)	(9)	$(70)	(33)	46	$(57)
Equity earnings (losses) of equity method investees	$—	1	7	—	$8	(5)	—	$3
Other segment items (pre-tax)(b)	$3,216	1,058	635	4,151	$9,060	18	(242)	$8,836
Income Tax Expense (Benefit)	$78	93	(22)	112	$261	(92)	—	$169
Net Income (Loss) Attributable to DTE Energy Company	$772	294	153	336	$1,555	(158)	—	$1,397
2023 Other segment financial data
Investment in equity method investees	$5	16	118	—	$139	27	—	$166
Capital expenditures and acquisitions	$3,128	746	57	3	$3,934	—	—	$3,934
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$32,292	7,722	1,122	1,166	$42,302	4,150	(1,697)	$44,755
_______________________________________
(a)The Electric segment consists principally of DTE Electric. Refer to the DTE Electric Consolidated Statements of Operations and the DTE Electric Consolidated Statements of Financial Position for the standalone DTE Electric amounts.
(b)Other segment items include Fuel, purchased power, and gas — utility; Fuel, purchased power, gas, and other — non-utility; Operation and maintenance; Taxes other than income; Asset (gains) losses and impairments, net; Non-operating retirement benefits, net; Other income; and Other expenses.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2022 Segment profit (loss)
Operating Revenues — Utility operations	$6,397	1,924	—	—	$8,321	—	(78)	$8,243
Operating Revenues — Non-utility operations	$15	—	848	10,308	$11,171	—	(186)	$10,985
Depreciation and amortization	$1,218	192	52	5	$1,467	1	—	$1,468
Interest expense	$372	91	15	17	$495	210	(30)	$675
Interest income	$(8)	(8)	(28)	(6)	$(50)	(26)	30	$(46)
Equity earnings (losses) of equity method investees	$—	2	—	—	$2	(16)	—	$(14)
Other segment items (pre-tax)(b)	$3,849	1,287	699	10,415	$16,250	47	(264)	$16,033
Income Tax Expense (Benefit)	$25	88	18	(31)	$100	(71)	—	$29
Net Income (Loss) Attributable to DTE Energy Company	$956	272	92	(92)	$1,228	(145)	—	$1,083
2022 Other segment financial data
Investment in equity method investees	$6	15	111	—	$132	33	—	$165
Capital expenditures and acquisitions	$2,620	693	62	3	$3,378	—	—	$3,378
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$30,342	7,321	1,077	1,385	$40,125	4,409	(1,851)	$42,683
_______________________________________
(a)The Electric segment consists principally of DTE Electric. Refer to the DTE Electric Consolidated Statements of Operations and the DTE Electric Consolidated Statements of Financial Position for the standalone DTE Electric amounts.
(b)Other segment items include Fuel, purchased power, and gas — utility; Fuel, purchased power, gas, and other — non-utility; Operation and maintenance; Taxes other than income; Asset (gains) losses and impairments, net; Non-operating retirement benefits, net; Other income; and Other expenses.

NOTE 22 — RELATED PARTY TRANSACTIONS
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
The following is a summary of DTE Electric's transactions with affiliated companies:

	2024	2023	2022
	(In millions)
Revenues and Other Income
Energy sales	$11	$11	$8
Other services and interest	$—	$3	$—
Shared capital assets	$58	$58	$57
Costs
Fuel and purchased power	$65	$50	$58
Other services and interest	$4	$2	$1
Corporate expenses	$342	$299	$379
Other
Dividends declared	$776	$1,002	$763
Dividends paid	$776	$1,002	$763
Capital contribution from DTE Energy	$634	$759	$600

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Electric's Accounts receivable and Accounts payable related to affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest based on monthly commercial paper rates. The weighted average interest rate for DTE Electric's affiliate borrowings was 4.7% and 5.6% at December 31, 2024 and 2023, respectively. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2024 and 2023.
DTE Electric records federal, state, and local income taxes payable to or receivable from DTE Energy based on its federal, state, and local tax provisions. Refer to Note 9 to the Consolidated Financial Statements, "Income Taxes," for additional information. For a discussion of other related party transactions impacting DTE Electric, see Notes 19 and 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" and "Stock-Based Compensation," respectively.

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

Item 9B. Other Information
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2024, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
DTE Energy has adopted policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as any applicable listing standards. It is DTE Energy's policy to comply with all applicable laws when engaging in transactions in its securities.
A copy of these policies and procedures is included with this filing as Exhibit 19.1.
Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be held May 8, 2025. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.
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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
DTE Electric
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of DTE Electric’s consolidated annual financial statements for the years ended December 31, 2024 and 2023 and fees billed for other services rendered by PwC during those periods.

	2024	2023
Audit fees(a)	$1,574,000	$1,531,000
Audit-related fees(b)	142,500	237,000
Total	$1,716,500	$1,768,000
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
(c)Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.1	Second Amendment to the DTE Energy Company Supplemental Savings Plan dated as of March 19, 2013	X

10.2	Third Amendment to the DTE Energy Company Supplemental Savings Plan dated as of October 8, 2024	X

19.1	Insider Trading Policy of DTE Energy Company	X

21.1	Subsidiaries of DTE Energy	X

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Consent of PricewaterhouseCoopers LLP		X

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Exhibit Number	Description	DTE Energy	DTE Electric

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

Supplemental Indenture, dated as of February 1, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2024). (2024 Series A)
X

Supplemental Indenture, dated as of April 30, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2024). (2024 Series D)
X

Supplemental Indenture, dated as of August 1, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2024). (2024 Series E)
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

Supplemental Indenture dated as of February 1, 2024 to Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy's Form 10-Q for the quarter ended March 31, 2024). (2024 Series B and C)
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

4(c)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison's Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:	X	X

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

Fifty-fourth Supplemental Indenture dated as of October 1, 2023, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended September 30, 2023). (2023 Series E and F)
X

Fifty-fifth Supplemental Indenture dated as of October 1, 2024, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (Exhibit 4.2 to DTE Energy's Form 10-Q for the quarter ended September 30, 2024). (2024 Series F and G)
X

10(a)	Form of Indemnification Agreement between DTE Energy Company and each Executive Officer and non-employee Director (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)	X

10(b)	DTE Energy Company Annual Incentive Plan Restated Effective July 1, 2022 (Exhibit 10.5 to DTE Energy's 10-Q for the quarter ended June 30, 2022)	X

10(c)
DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 20, 2021, as further amended effective October 25, 2023 (Exhibit 10.1 to DTE Energy’s Form 10-K for the year ended December 31, 2023)
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
X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Lisa A. Muschong, (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Tracy J. Myrick (Exhibit 10-90 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

Exhibit Number	Description	DTE Energy	DTE Electric

10(o)	DTE Energy Company Executive Severance Allowance Plan, effective July 1, 2022 (Exhibit 10.1 to DTE Energy’s Form 8-K filed on June 27, 2022)	X

10(p)	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019 (Exhibit 10.107 to DTE Energy's Form 10-K for the year ended December 31, 2019)	X

97.1	Clawback Policy of DTE Energy Company (Exhibit 97.1 to DTE Energy’s Form 10-K for the year ended December 31, 2023)	X

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chairman and Chief Executive Officer
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARDO NORCIA	By:	/S/ DAVID RUUD
	Gerardo Norcia Chairman, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)

By:	/S/ NICHOLAS K. AKINS	By:	/S/ CASSANDRA SANTOS
	Nicholas K. Akins, Director		Cassandra Santos, Director

By:	/S/ DAVID A. BRANDON	By:	/S/ ROBERT C. SKAGGS, JR.
	David A Brandon, Director		Robert C. Skaggs, Jr., Director

By:	/S/ DEBORAH L. BYERS	By:	/S/ DAVID A. THOMAS
	Deborah L. Byers, Director		David A. Thomas, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ GARY TORGOW
	Charles G. McClure Jr., Director		Gary Torgow, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ JAMES H. VANDENBERGHE
	Gail J. McGovern, Director		James H. Vandenberghe, Director

By:	/S/ MARK A. MURRAY	By:	/S/ VALERIE M. WILLIAMS
	Mark A. Murray, Director		Valerie M. Williams, Director

Date: February 13, 2025

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARDO NORCIA
Gerardo Norcia Chief Executive Officer
Date: February 13, 2025
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

Date: February 13, 2025
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.