Form 10-Q
period 2025-03-31
DTE ENERGY CO; DTE Electric Co
filed 2025-05-01
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025
Or
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
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1221
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2025:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,515,682

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DTE Sustainable Generation	DTE Sustainable Generation Holdings, LLC (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGLE	Michigan Department of Environment, Great Lakes, and Energy, formerly known as Michigan Department of Environmental Quality

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

EWR	Energy Waste Reduction program, which includes a mechanism authorized by the MPSC allowing DTE Electric and DTE Gas to recover through rates certain costs relating to energy waste reduction

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FGD	Flue Gas Desulfurization

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

GHGs	Greenhouse gases

Interconnection sales	Sales of power by DTE Electric into the energy market through MISO, generally resulting from excess generation compared to customer demand

ITCs	Investment tax credits

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

DEFINITIONS

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAAQS	National Ambient Air Quality Standards

NAV	Net Asset Value

Net zero	Goal for DTE Energy's utility operations and gas suppliers at DTE Gas that any carbon emissions put into the atmosphere will be balanced by those taken out of the atmosphere. Achieving this goal will include collective efforts to reduce carbon emissions and actions to offset any remaining emissions. Progress towards net zero goals is estimated and methodologies and calculations may vary from those of other utility businesses with similar targets

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

PTCs	Production tax credits

RDM	A Revenue Decoupling Mechanism authorized by the MPSC for DTE Gas that is designed to minimize the impact on revenues of changes in average customer usage

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

SIP	State Implementation Plan

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatt-hour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2024 Annual Report on Form 10-K.

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
•impacts of inflation, tariffs, and the timing and extent of changes in interest rates;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,307	$2,156
Non-utility operations	2,133	1,084
	4,440	3,240
Operating Expenses
Fuel, purchased power, and gas — utility	695	600
Fuel, purchased power, gas, and other — non-utility	1,957	989
Operation and maintenance	575	590
Depreciation and amortization	452	423
Taxes other than income	138	122
Asset (gains) losses and impairments, net	(1)	(1)
	3,816	2,723
Operating Income	624	517

Other (Income) and Deductions
Interest expense	250	218
Interest income	(23)	(18)
Other income	(44)	(27)
Other expenses	14	10
	197	183
Income Before Income Taxes	427	334

Income Tax Expense (Benefit)	(18)	21

Net Income Attributable to DTE Energy Company	$445	$313

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.14	$1.51

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.14	$1.51

Weighted Average Common Shares Outstanding
Basic	207	206
Diluted	207	207

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net Income	$445	$313

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $— for both periods	1	1
Net unrealized gains (losses) on derivatives, net of taxes of $(1) and $8, respectively	(3)	26
Foreign currency translation	—	(2)
Other comprehensive income (loss)	(2)	25

Comprehensive Income Attributable to DTE Energy Company	$443	$338

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$33	$24
Restricted cash	57	64
Accounts receivable (less allowance for doubtful accounts of $75 and $70, respectively)
Customer	1,731	1,690
Other	157	137
Inventories
Fuel and gas	240	443
Materials, supplies, and other	915	802
Derivative assets	160	162
Regulatory assets	53	50
Other	271	235
	3,617	3,607
Investments
Nuclear decommissioning trust funds	2,246	2,256
Investments in equity method investees	128	128
Other	176	176
	2,550	2,560
Property
Property, plant, and equipment	41,379	40,840
Accumulated depreciation and amortization	(10,280)	(9,947)
	31,099	30,893
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,167	6,771
Securitized regulatory assets	673	690
Intangible assets	141	144
Notes receivable	973	898
Derivative assets	78	85
Prepaid postretirement costs	732	705
Operating lease right-of-use assets	218	188
Other	314	312
	12,289	11,786
Total Assets	$49,555	$48,846

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,300	$1,387
Accrued interest	241	224
Dividends payable	226	226
Short-term borrowings	513	1,067
Current portion long-term debt, including securitization bonds and finance leases	946	1,296
Derivative liabilities	145	118
Gas inventory equalization	121	—
Regulatory liabilities	127	181
Operating lease liabilities	24	21
Other	509	586
	4,152	5,106
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	20,247	19,153
Securitization bonds	619	635
Junior subordinated debentures	884	884
Finance lease liabilities	15	18
	21,765	20,690
Other Liabilities
Deferred income taxes	2,949	2,958
Regulatory liabilities	2,993	2,856
Asset retirement obligations	4,119	4,031
Unamortized investment tax credit	404	269
Derivative liabilities	75	57
Accrued pension liability	204	214
Accrued postretirement liability	226	233
Nuclear decommissioning	351	353
Operating lease liabilities	189	167
Other	201	208
	11,711	11,346
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,515,682 and 207,171,582 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	6,786	6,779
Retained earnings	5,163	4,946
Accumulated other comprehensive loss	(28)	(26)
Total DTE Energy Company Equity	11,921	11,699
Noncontrolling interests	6	5
Total Equity	11,927	11,704
Total Liabilities and Equity	$49,555	$48,846

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Activities
Net Income	$445	$313
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	452	423
Nuclear fuel amortization	17	12
Allowance for equity funds used during construction	(24)	(18)
Deferred income taxes	(19)	23
Equity (earnings) losses of equity method investees	(7)	8
Dividends from equity method investees	1	—
Asset (gains) losses and impairments, net	(1)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(61)	172
Inventories	90	7
Prepaid postretirement benefit costs	(27)	(20)
Accounts payable	(2)	(179)
Gas inventory equalization	121	90
Accrued pension liability	(10)	(22)
Accrued postretirement liability	(7)	(7)
Derivative assets and liabilities	54	94
Regulatory assets and liabilities	78	146
Other current and noncurrent assets and liabilities	(80)	1
Net cash from operating activities	1,020	1,042
Investing Activities
Plant and equipment expenditures — utility	(857)	(1,039)
Plant and equipment expenditures — non-utility	(16)	(12)
Proceeds from sale of nuclear decommissioning trust fund assets	139	108
Investment in nuclear decommissioning trust funds	(142)	(110)
Distributions from equity method investees	3	3
Contributions to equity method investees	—	(3)
Notes receivable	(82)	(356)
Investment in time deposits	—	(200)
Other	(13)	(7)
Net cash used for investing activities	(968)	(1,616)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,093	2,181
Redemption of long-term debt	(365)	(100)
Short-term borrowings, net	(554)	(993)
Dividends paid on common stock	(217)	(202)
Other	(7)	(14)
Net cash from (used for) financing activities	(50)	872
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2	298
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	88	51
Cash, Cash Equivalents, and Restricted Cash at End of Period	$90	$349

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$375	$398

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($1.09 per Common Share)	—	—	(226)	—	—	(226)
Issuance of common stock	73	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Stock-based compensation and other	271	(2)	(2)	—	1	(3)
Balance, March 31, 2025	207,516	$6,786	$5,163	$(28)	$6	$11,927

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	313	—	—	313
Dividends declared on common stock ($1.02 per Common Share)	—	—	(211)	—	—	(211)
Issuance of common stock	84	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	25	—	25
Stock-based compensation and other	496	(12)	(1)	—	—	(13)
Balance, March 31, 2024	206,937	$6,710	$4,505	$(42)	$5	$11,178

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Revenues — Utility operations	$1,454	$1,466

Operating Expenses
Fuel and purchased power — utility	415	370
Operation and maintenance	343	380
Depreciation and amortization	378	350
Taxes other than income	94	84
	1,230	1,184
Operating Income	224	282

Other (Income) and Deductions
Interest expense	132	117
Interest income	(1)	(2)
Non-operating retirement benefits, net	(1)	2
Other income	(36)	(32)
Other expenses	12	9
	106	94
Income Before Income Taxes	118	188

Income Tax Expense (Benefit)	(3)	18

Net Income	$121	$170

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net Income	$121	$170
Other comprehensive income	—	—
Comprehensive Income	$121	$170

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$9	$11
Restricted cash	42	48
Accounts receivable (less allowance for doubtful accounts of $43 and $46, respectively)
Customer	741	734
Affiliates	2	6
Other	74	58
Inventories
Fuel	121	193
Materials and supplies	584	537
Notes receivable
Affiliates	—	42
Regulatory assets	30	39
Prepaid property tax	115	67
Other	25	34
	1,743	1,769
Investments
Nuclear decommissioning trust funds	2,246	2,256
Other	66	67
	2,312	2,323
Property
Property, plant, and equipment	31,225	30,801
Accumulated depreciation and amortization	(7,688)	(7,404)
	23,537	23,397
Other Assets
Regulatory assets	6,598	6,187
Securitized regulatory assets	673	690
Prepaid postretirement costs — affiliates	442	428
Operating lease right-of-use assets	181	159
Other	307	268
	8,201	7,732
Total Assets	$35,793	$35,221

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$98	$64
Other	592	681
Accrued interest	123	128
Current portion long-term debt, including securitization bonds and finance leases	75	425
Regulatory liabilities	121	156
Short-term borrowings
Affiliates	960	—
Other	513	666
Operating lease liabilities	19	18
Other	187	204
	2,688	2,342
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,827	10,825
Securitization bonds	619	635
Finance lease liabilities	6	8
	11,452	11,468
Other Liabilities
Deferred income taxes	3,380	3,393
Regulatory liabilities	1,884	1,753
Asset retirement obligations	3,876	3,791
Unamortized investment tax credit	404	269
Nuclear decommissioning	351	353
Accrued pension liability — affiliates	244	248
Accrued postretirement liability — affiliates	218	225
Operating lease liabilities	158	142
Other	74	83
	10,589	10,257
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,995	7,995
Retained earnings	3,069	3,159
Total Shareholder’s Equity	11,064	11,154
Total Liabilities and Shareholder’s Equity	$35,793	$35,221

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Activities
Net Income	$121	$170
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	378	350
Nuclear fuel amortization	17	12
Allowance for equity funds used during construction	(24)	(18)
Deferred income taxes	(19)	18
Changes in assets and liabilities:
Accounts receivable, net	(19)	7
Inventories	25	(32)
Accounts payable	14	59
Prepaid postretirement benefit costs — affiliates	(14)	(10)
Accrued pension liability — affiliates	(4)	(13)
Accrued postretirement liability — affiliates	(7)	(8)
Regulatory assets and liabilities	88	127
Other current and noncurrent assets and liabilities	(45)	(84)
Net cash from operating activities	511	578
Investing Activities
Plant and equipment expenditures	(732)	(868)
Proceeds from sale of nuclear decommissioning trust fund assets	139	108
Investment in nuclear decommissioning trust funds	(142)	(110)
Other	(4)	(12)
Net cash used for investing activities	(739)	(882)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	—	993
Redemption of long-term debt	(365)	(100)
Short-term borrowings, net — affiliates	960	—
Short-term borrowings, net — other	(153)	(175)
Dividends paid on common stock	(211)	(194)
Other	(11)	(12)
Net cash from financing activities	220	512
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(8)	208
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	32
Cash, Cash Equivalents, and Restricted Cash at End of Period	$51	$240

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$300	$328

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	121	121
Dividends declared on common stock	—	—	—	(211)	(211)
Balance, March 31, 2025	138,632	$1,386	$6,609	$3,069	$11,064

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	170	170
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, March 31, 2024	138,632	$1,386	$5,975	$2,839	$10,200

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2024 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2025.

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2025, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2025, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	March 31, 2025		December 31, 2024
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$9	$—	$6	$—
Restricted cash	57	42	64	48
Accounts receivable	30	4	27	6
Securitized regulatory assets	673	673	690	690
Notes receivable(a)	661	—	657	—
Other current and long-term assets	1	—	1	—
	$1,431	$719	$1,445	$744

LIABILITIES
Accounts payable	$22	$—	$26	$—
Accrued interest	4	4	12	12
Regulatory liabilities — current	24	24	27	27
Securitization bonds(b)	691	691	706	706
Other current and long-term liabilities	23	—	20	—
	$764	$719	$791	$745
_______________________________________
(a)At March 31, 2025 and December 31, 2024, Notes receivable includes $15 million and $14 million, respectively, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $72 million and $71 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended March 31, 2025 and December 31, 2024, respectively.
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $65 million at March 31, 2025 and December 31, 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Allowance for equity funds used during construction	$24	$18
Contract services	9	7
Equity earnings (losses) of equity method investees	7	(8)
Investment income(a)	1	6
Other	3	4
	$44	$27
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Allowance for equity funds used during construction	$24	$18
Contract services	9	6
Investment income(a)	1	5
Other	2	3
	$36	$32
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
For information on equity earnings of equity method investees by segment, see Note 14 to the Consolidated Financial Statements, "Segment and Related Information."
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three months ended March 31, 2025 and 2024, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended March 31,
	2025	2024
DTE Energy
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.2	4.1
Investment tax credits	(13.1)	(3.1)
Production tax credits	(10.5)	(8.3)
TCJA regulatory liability amortization	(4.5)	(4.9)
AFUDC equity	(1.5)	(1.2)
Other	0.2	(1.4)
Effective income tax rate	(4.2)%	6.2%

	Three Months Ended March 31,
	2025	2024
DTE Electric
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.7	5.3
Investment tax credits	(16.6)	(0.2)
Production tax credits	(7.0)	(9.7)
TCJA regulatory liability amortization	(4.6)	(5.1)
AFUDC equity	(1.8)	(1.5)
Other	0.4	(0.2)
Effective income tax rate	(2.9)%	9.6%
DTE Electric had federal income tax payables with DTE Energy of $12 million at March 31, 2025. Income tax payables with DTE Energy are included in Accounts payable — Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric had state income tax receivables with DTE Energy of $1 million at March 31, 2025 and federal income tax receivables with DTE Energy of $5 million at December 31, 2024. Income tax receivables with DTE Energy are included in Accounts receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of March 31, 2025, DTE Energy had $98 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.
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
The following represents the Registrants' financing receivables by year of origination, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2025.

	DTE Energy				DTE Electric
	Year of Origination
	2025	2024	2023 and Prior	Total	2025 and Prior
	(In millions)
Notes receivable
Internal grade 1	$7	$4	$27	$38	$34
Internal grade 2	2	669	256	927	1
Total notes receivable(a)	$9	$673	$283	$965	$35

Net investment in leases
Internal grade 1	$—	$—	$35	$35	$—
Internal grade 2	—	2	—	2	—
Total net investment in leases(a)	$—	$2	$35	$37	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2025	$69	$3	$72	$46
Current period provision	25	—	25	10
Write-offs charged against allowance	(29)	—	(29)	(19)
Recoveries of amounts previously written off	9	—	9	6
Ending reserve balance, March 31, 2025	$74	$3	$77	$43

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2024	$62	$1	$63	$41
Current period provision	74	2	76	49
Write-offs charged against allowance	(108)	—	(108)	(70)
Recoveries of amounts previously written off	41	—	41	26
Ending reserve balance, December 31, 2024	$69	$3	$72	$46
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
DTE Energy	$26	$21
DTE Electric	$10	$10
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2025.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosure, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state and foreign based on quantitative threshold. The ASU is effective for the Registrants for annual periods beginning after December 15, 2024. The guidance shall be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Registrants will apply the guidance beginning with the combined DTE Energy and DTE Electric Annual Report on Form 10-K for the year ended December 31, 2025.
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

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Electric(a)
Residential	$720	$700
Commercial	529	556
Industrial	160	183
Other(b)	50	31
Total Electric operating revenues	$1,459	$1,470

Gas
Gas sales	$692	$565
End User Transportation	91	82
Intermediate Transportation	31	29
Other(b)	62	35
Total Gas operating revenues	$876	$711

Other segment operating revenues
DTE Vantage	$188	$184
Energy Trading	$2,026	$933
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $5 million and $4 million of Other revenues related to DTE Sustainable Generation for the three months ended March 31, 2025 and 2024, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Electric — Alternative Revenue Programs	$1	$—
Electric — Other revenues	$5	$4
Gas — Alternative Revenue Programs	$—	$6
Gas — Other revenues	$3	$2
DTE Vantage — Leases	$15	$14
Energy Trading — Derivatives	$1,499	$659
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Beginning Balance, January 1	$138	$106
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	51	35
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(43)	(25)
Ending Balance, March 31	$146	$116
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2025	$129
2026	16
2027	1
2028	—
2029	—
2030 and thereafter	—
$146
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2025	$165	$11
2026	175	1
2027	136	—
2028	94	—
2029	80	—
2030 and thereafter	328	—
	$978	$12

NOTE 5 — REGULATORY MATTERS
2022 Electric PSCR Reconciliation
In March 2023, DTE Electric filed its 2022 PSCR Reconciliation that included the under-recovery of approximately $421 million of power supply costs incurred under reasonable and prudent policies and practices. The request was subsequently reduced to $416 million. On February 27, 2025, the MPSC issued an order approving recovery of $387 million of these costs resulting in a disallowance of approximately $33 million, inclusive of interest. The disallowance was included in Operating Revenues – Utility operations and Interest expense on the Consolidated Statements of Operation in the first quarter of 2025.
2025 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 24, 2025 requesting an increase in base rates of $574 million based on a projected twelve-month period ending December 31, 2026, and an increase in return on equity from 9.9% to 10.75%. The requested increase in base rates was primarily due to capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. A final MPSC order in this case is expected in February 2026.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$445	$313
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — basic	$444	$312

Average number of common shares outstanding — basic	207	206

Basic Earnings per Common Share	$2.14	$1.51

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$445	$313
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — diluted	$444	$312

Average number of common shares outstanding — basic	207	206
Average performance share awards	—	1
Average number of common shares outstanding — diluted	207	207

Diluted Earnings per Common Share	$2.14	$1.51

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2025 and December 31, 2024. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2025						December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$21	$—	$—	$—	$—	$21	$11	$—	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	836	—	—	150	—	986	856	—	—	147	—	1,003
Fixed income securities	128	417	—	112	—	657	124	414	—	112	—	650
Private equity and other	16	—	—	328	—	344	16	—	—	333	—	349
Hedge funds and similar investments	154	16	—	61	—	231	151	16	—	61	—	228
Cash equivalents	28	—	—	—	—	28	26	—	—	—	—	26
Other investments(d)
Equity securities	67	—	—	—	—	67	72	—	—	—	—	72
Fixed income securities	8	—	—	—	—	8	7	—	—	—	—	7
Cash equivalents	32	—	—	—	—	32	29	—	—	—	—	29
Derivative assets
Commodity contracts(e)
Natural gas	330	33	98	—	(327)	134	242	81	105	—	(285)	143
Electricity	112	179	13	—	(214)	90	67	69	51	—	(116)	71
Environmental & Other	4	61	3	—	(58)	10	1	47	10	—	(46)	12
Other contracts	—	4	—	—	—	4	—	21	—	—	—	21
Total derivative assets	446	277	114	—	(599)	238	310	218	166	—	(447)	247
Total	$1,736	$710	$114	$651	$(599)	$2,612	$1,602	$648	$166	$653	$(447)	$2,622

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(233)	$(64)	$(98)	$—	$280	$(115)	$(217)	$(70)	$(123)	$—	$272	$(138)
Electricity	(108)	(98)	(104)	—	206	(104)	(71)	(52)	(27)	—	114	(36)
Environmental & Other	(4)	(47)	(1)	—	52	—	(2)	(39)	(3)	—	44	—
Other contracts	—	(1)	—	—	—	(1)	—	(1)	—	—	—	(1)
Total	$(345)	$(210)	$(203)	$—	$538	$(220)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,391	$500	$(89)	$651	$(61)	$2,392	$1,312	$486	$13	$653	$(17)	$2,447
Assets
Current	$354	$218	$56	$—	$(447)	$181	$223	$170	$106	$—	$(326)	$173
Noncurrent	1,382	492	58	651	(152)	2,431	1,379	478	60	653	(121)	2,449
Total Assets	$1,736	$710	$114	$651	$(599)	$2,612	$1,602	$648	$166	$653	$(447)	$2,622
Liabilities
Current	$(255)	$(160)	$(131)	$—	$401	$(145)	$(219)	$(129)	$(93)	$—	$323	$(118)
Noncurrent	(90)	(50)	(72)	—	137	(75)	(71)	(33)	(60)	—	107	(57)
Total Liabilities	$(345)	$(210)	$(203)	$—	$538	$(220)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,391	$500	$(89)	$651	$(61)	$2,392	$1,312	$486	$13	$653	$(17)	$2,447
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $19 million and $8 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at March 31, 2025 and December 31, 2024, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(a)	$19	$—	$—	$—	$19	$8	$—	$—	$—	$8
Nuclear decommissioning trusts
Equity securities	836	—	—	150	986	856	—	—	147	1,003
Fixed income securities	128	417	—	112	657	124	414	—	112	650
Private equity and other	16	—	—	328	344	16	—	—	333	349
Hedge funds and similar investments	154	16	—	61	231	151	16	—	61	228
Cash equivalents	28	—	—	—	28	26	—	—	—	26
Other investments
Equity securities	26	—	—	—	26	26	—	—	—	26
Cash equivalents	19	—	—	—	19	19	—	—	—	19
Derivative assets — FTRs	—	—	3	—	3	—	—	9	—	9
Total	$1,226	$433	$3	$651	$2,313	$1,226	$430	$9	$653	$2,318

Assets
Current	$19	$—	$3	$—	$22	$8	$—	$9	$—	$17
Noncurrent	1,207	433	—	651	2,291	1,218	430	—	653	2,301
Total Assets	$1,226	$433	$3	$651	$2,313	$1,226	$430	$9	$653	$2,318
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $19 million and $8 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at March 31, 2025 and December 31, 2024, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $114 million and $120 million as of March 31, 2025 and December 31, 2024, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Hedge funds and similar investments utilize a diversified group of strategies that attempt to capture uncorrelated sources of return. These investments include publicly traded mutual funds that are valued using quoted prices in actively traded markets, as well as insurance-linked and asset-backed securities that are valued using quotations from broker or pricing services and limited partnerships that are classified as NAV assets.
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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(18)	$24	$7	$13	$22	$47	$6	$75
Transfers into Level 3 from Level 2	2	—	—	2	—	—	—	—
Transfers from Level 3 into Level 2	—	—	2	2	—	—		—
Total gains (losses)
Included in earnings(a)	(22)	(37)	—	(59)	(25)	(3)	(1)	(29)
Recorded in Regulatory liabilities	—	—	(2)	(2)	—	—	(2)	(2)
Purchases, issuances, and settlements
Settlements	38	(78)	(5)	(45)	—	(69)	(1)	(70)
Net Assets (Liabilities) as of March 31	$—	$(91)	$2	$(89)	$(3)	$(25)	$2	$(26)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31(a)	$(17)	$(92)	$(1)	$(110)	$(39)	$1	$—	$(38)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$—	$—	$—	$—	$—	$—	$2	$2
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net Assets as of beginning of period	$9	$7
Total losses recorded in Regulatory liabilities	(2)	(2)
Purchases, issuances, and settlements
Settlements	(4)	(2)
Net Assets as of March 31	$3	$3
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$—	$2
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2025 and 2024.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$98	$(98)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36)	—	$2.52	/MMBtu	$(0.04)	/MMBtu
Electricity	$13	$(104)	Discounted Cash Flow	Forward basis price (per MWh)	$(17.35)	—	$18.38	/MWh	$(4.30)	/MWh

	December 31, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$105	$(123)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.24)	—	$9.96	/MMBtu	$(0.05)	/MMBtu
Electricity	$51	$(27)	Discounted Cash Flow	Forward basis price (per MWh)	$(16.34)	—	$17.28	/MWh	$(2.74)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$963	$—	$—	$963	$884	$—	$—	$904
Short-term borrowings	$513	$—	$513	$—	$1,067	$—	$1,067	$—
Notes payable(b)	$39	$—	$—	$39	$37	$—	$—	$37
Long-term debt(c)	$22,693	$714	$19,248	$1,156	$21,963	$725	$18,283	$1,128
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Affiliates	$—	$—	$—	$—	$42	$—	$—	$42
Notes receivable — Other(a)	$35	$—	$—	$35	$2	$—	$—	$2
Short-term borrowings — Affiliates	$960	$—	$—	$960	$—	$—	$—	$—
Short-term borrowings — Other	$513	$—	$513	$—	$666	$—	$666	$—
Notes payable(b)	$27	$—	$—	$27	$35	$—	$—	$35
Long-term debt(c)	$11,518	$—	$10,218	$133	$11,881	$—	$10,449	$127
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2025	December 31, 2024
	(In millions)
Fermi 2	$2,223	$2,234
Fermi 1	3	3
Low-level radioactive waste	20	19
	$2,246	$2,256

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Realized gains	$8	$7
Realized losses	$(8)	$(6)
Proceeds from sale of securities	$139	$108
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2025			December 31, 2024
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$986	$542	$(22)	$1,003	$558	$(16)
Fixed income securities	657	17	(25)	650	16	(29)
Private equity and other	344	99	(7)	349	106	(8)
Hedge funds and similar investments	231	5	(6)	228	7	(5)
Cash equivalents	28	—	—	26	—	—
	$2,246	$663	$(60)	$2,256	$687	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2025
(In millions)
Due within one year	$15
Due after one through five years	107
Due after five through ten years	101
Due after ten years	322
$545
Fixed income securities held in nuclear decommissioning trust funds include $112 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At March 31, 2025 and December 31, 2024, DTE Energy securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three months ended March 31, 2025 and 2024.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2028. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2025 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$3	$—	$20	$—
Foreign currency exchange contracts	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$3	$(1)	$20	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$461	$(395)	$428	$(410)
Electricity	304	(310)	187	(150)
Environmental & Other	68	(52)	58	(44)
Foreign currency exchange contracts	1	—	1	—
Total derivatives not designated as hedging instruments	$834	$(757)	$674	$(604)

Current	$607	$(546)	$488	$(441)
Noncurrent	230	(212)	206	(164)
Total derivatives	$837	$(758)	$694	$(605)
The fair value of derivative instruments at DTE Electric was $3 million and $9 million at March 31, 2025 and December 31, 2024, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $12 million and $1 million issued and outstanding at March 31, 2025 and December 31, 2024, respectively, which could be used to offset net Derivative liabilities. There were $15 million letters of credit received from third parties which could be used to offset net Derivative assets at March 31, 2025 and there were none at December 31, 2024. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2025	December 31, 2024
	(In millions)
Cash collateral netted against Derivative assets	$(61)	$(17)
Cash collateral recorded in Accounts receivable(a)	34	29
Cash collateral recorded in Accounts payable(a)	(4)	(5)
Total net cash collateral posted (received)	$(31)	$7
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2025			December 31, 2024
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$461	$(327)	$134	$428	$(285)	$143
Electricity	304	(214)	90	187	(116)	71
Environmental & Other	68	(58)	10	58	(46)	12
Interest rate contracts	3	—	3	20	—	20
Foreign currency exchange contracts	1	—	1	1	—	1
Total derivative assets	$837	$(599)	$238	$694	$(447)	$247

Derivative liabilities
Commodity contracts(a)
Natural gas	$(395)	$280	$(115)	$(410)	$272	$(138)
Electricity	(310)	206	(104)	(150)	114	(36)
Environmental & Other	(52)	52	—	(44)	44	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(758)	$538	$(220)	$(605)	$430	$(175)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2025				December 31, 2024
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$607	$230	$(546)	$(212)	$488	$206	$(441)	$(164)
Counterparty netting	(401)	(137)	401	137	(323)	(107)	323	107
Collateral adjustment	(46)	(15)	—	—	(3)	(14)	—	—
Total derivatives as reported	$160	$78	$(145)	$(75)	$162	$85	$(118)	$(57)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2025	2024
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$94	$(69)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(100)	59
Electricity	Operating Revenues — Non-utility operations	45	(5)
Environmental & Other	Operating Revenues — Non-utility operations	9	(7)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	2
Total		$48	$(20)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2025:

Commodity	Number of Units
Natural gas (MMBtu)	2,285,028,944
Electricity (MWh)	45,449,172
Foreign currency exchange ($ CAD)	75,578,851
FTR (MWh)	28,094
Renewable Energy Certificates (MWh)	12,206,500
Carbon emissions (Metric Tons)	822,788
Interest rate contracts ($ USD)	400,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $384 million.
As of March 31, 2025, DTE Energy had $623 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $511 million. The net remaining amount of $112 million is derived from the $384 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM DEBT
Debt Issuances
In February 2025, DTE Energy issued $1.1 billion of 5.20% Senior Notes due April 1, 2030. Proceeds were used for the repayment of short-term borrowings and for general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed through March 31, 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.38%	2025	$350
DTE Electric	March	Securitization Bonds	5.97%	2025	15
					$365

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2025, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.64 to 1, 0.53 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of March 31, 2025 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2029	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2025(a)	175	—	—	$175
Unsecured letter of credit facility, expiring February 2027	150	—	—	150
Unsecured letter of credit facility, expiring June 2026	100	—	—	100
Unsecured letter of credit facility(b)	50	—	—	50
Unsecured letter of credit facility(c)	—	125	—	125
	1,975	925	300	3,200
Amounts outstanding at March 31, 2025
Commercial paper issuances	—	513	—	513
Letters of credit	173	121	—	294
	173	634	—	807
Net availability at March 31, 2025	$1,802	$291	$300	$2,393
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In April 2025, the Registrants amended the unsecured letter of credit facility that can be utilized for either DTE Energy or DTE Electric. The amendment increased the total availability of the credit facility from $125 million to $150 million. All other covenants and terms of the agreement were unchanged.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At March 31, 2025, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $27 million and $49 million at March 31, 2025 and December 31, 2024, respectively, and were fully offset by posted collateral.

NOTE 11 — LEASES
Lessor
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fixed payments	$4	$4
Variable payments	11	10
	$15	$14

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2025 and December 31, 2024, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. DTE Electric is in the process of evaluating the final 2024 rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. The preliminary cost estimate to comply with the revised rule is approximately $292 million as of March 31, 2025, and is recorded to Asset retirement obligations. The estimate will be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
DTE Electric currently estimates the impact of the CCR and ELG rules to be $511 million of capital expenditures through 2029. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2025 and December 31, 2024, DTE Gas had $25 million and $26 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2025 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at March 31, 2025. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2025, DTE Energy had $387 million of performance bonds outstanding, including $213 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,750 represented employees, including DTE Electric's approximately 2,500 represented employees. This represents 50% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, less than 1% have contracts expiring within one year for DTE Energy. Less than 1% of the represented employees have contracts expiring within one year for DTE Electric.
Purchase Commitments
Utility capital expenditures and expenditures for non-utility businesses will be approximately $4.9 billion and $3.7 billion in 2025 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2025 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), entered into a 2010 engineering, procurement, and construction agreement with Toshiba International Corporation ("TIC"), under which TIC contracted to perform a major overhaul and upgrade of Ludington. TIC later assigned the contract and all its obligations to Toshiba America Energy Systems ("TAES"). TAES' work under the contract was incomplete, defective, and non-conforming. DTE Electric and Consumers documented TAES' failures to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers engaged in extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation, under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise met its performance obligations. As a result of TAES' defaults, DTE Electric and Consumers terminated the contract. In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba Corporation in the U.S. District Court for the Eastern District of Michigan in April 2022.
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
The following table details the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(In millions)
Three Months Ended March 31,
Service cost	$12	$14	$4	$4
Interest cost	54	52	15	16
Expected return on plan assets	(73)	(85)	(29)	(30)
Amortization of:
Net actuarial loss	22	15	—	2
Prior service credit	—	(1)	—	(3)
Net periodic benefit cost (credit)	$15	$(5)	$(10)	$(11)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, and capital expenditures was $14 million and a credit of $1 million for the three months ended March 31, 2025 and 2024, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Service cost	$3	$3
Interest cost	12	12
Expected return on plan assets	(19)	(20)
Amortization of:
Net actuarial gain	(1)	—
Prior service credit	—	(1)
Net periodic benefit credit	$(5)	$(6)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's postretirement benefit plans in 2025, and contributions to the qualified pension plans are expected to be nominal. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $25 million of non-represented qualified pension plan funds from DTE Gas to DTE Electric during 2025 in exchange for cash consideration.

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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Electric segment(a)	$19	$18
Gas segment	4	4
DTE Vantage segment	40	11
Energy Trading segment	46	25
	$109	$58
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $1 million for both the three months ended March 31, 2025 and 2024.
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
Profit (loss) financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Three months ended March 31, 2025
Operating Revenues — Utility operations	$1,454	876	—	—	$2,330	—	(23)	$2,307
Operating Revenues — Non-utility operations	$5	—	188	2,026	$2,219	—	(86)	$2,133
Depreciation and amortization	$382	54	15	1	$452	—	—	$452
Interest expense	$133	32	8	2	$175	94	(19)	$250
Interest income	$(2)	(2)	(20)	(3)	$(27)	(15)	19	$(23)
Equity earnings of equity method investees	$—	—	7	—	$7	—	—	$7
Other segment items (pre-tax)(b)	$826	523	147	1,937	$3,433	3	(109)	$3,327
Income Tax Expense (Benefit)	$(3)	63	(8)	22	$74	(92)	—	$(18)
Net Income Attributable to DTE Energy Company	$123	206	39	67	$435	10	—	$445

Three months ended March 31, 2024
Operating Revenues — Utility operations	$1,466	711	—	—	$2,177	—	(21)	$2,156
Operating Revenues — Non-utility operations	$4	—	184	933	$1,121	—	(37)	$1,084
Depreciation and amortization	$353	54	15	1	$423	—	—	$423
Interest expense	$118	29	6	4	$157	75	(14)	$218
Interest income	$(2)	(1)	(12)	(7)	$(22)	(10)	14	$(18)
Equity losses of equity method investees	$—	—	(7)	—	$(7)	(1)	—	$(8)
Other segment items (pre-tax)(b)	$812	426	174	934	$2,346	3	(58)	$2,291
Income Tax Expense (Benefit)	$18	49	—	—	$67	(46)	—	$21
Net Income (Loss) Attributable to DTE Energy Company	$171	154	8	1	$334	(21)	—	$313
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
March 31, 2025
Investment in equity method investees	$5	18	83	—	$106	22	—	$128
Capital expenditures and acquisitions	$731	126	15	1	$873	—	—	$873
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$35,970	8,760	2,131	1,306	$48,167	5,769	(4,381)	$49,555

December 31, 2024
Investment in equity method investees	$5	18	82	—	$105	23	—	$128
Capital expenditures and acquisitions	$3,659	740	65	3	$4,467	—	—	$4,467
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$35,400	8,474	2,065	1,159	$47,098	4,723	(2,975)	$48,846
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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$445	$313
Diluted Earnings per Common Share	$2.14	$1.51
The increase in Net Income Attributable to DTE Energy Company for the three months ended March 31, 2025 was primarily due to higher earnings in the Energy Trading, Gas, and DTE Vantage segments and Corporate and Other, partially offset by lower earnings in the Electric segment.
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
DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities, and plans to repurpose the Trenton Channel plant to a battery energy storage system in 2026. DTE Electric has also announced plans to retire its remaining six coal-fired generating units, including converting the two units at the Belle River facility from a base load coal plant to a natural gas peaking resource in the second half of 2025 and 2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2032. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
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
•employee engagement and health, safety, and wellbeing;
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net Income (Loss) Attributable to DTE Energy
Electric segment	$123	$171
Gas segment	206	154
DTE Vantage segment	39	8
Energy Trading segment	67	1
Corporate and Other	10	(21)
Net Income Attributable to DTE Energy Company	$445	$313

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Revenues
Utility operations	$1,454	$1,466
Non-utility operations	5	4
	1,459	1,470
Operating Expenses
Fuel and purchased power — utility	410	367
Operation and maintenance	345	384
Depreciation and amortization	382	353
Taxes other than income	94	84
	1,231	1,188
Operating Income	228	282
Other (Income) and Deductions	108	93
Income Tax Expense (Benefit)	(3)	18
Net Income Attributable to DTE Energy Company	$123	$171
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

Operating Revenues decreased $11 million in the three months ended March 31, 2025. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The decrease was due to the following:

Three Months
(In millions)
Regulatory Mechanism — RPS(a)	$(124)
Base sales	(22)
Power Supply Cost Recovery(b)	(8)
Rate mix	11
Implementation of new rates	28
Weather	53
Interconnection sales	53
Other regulatory mechanisms and other	(2)
$(11)
______________________________
(a)Change is primarily driven by the impact of solar ITCs recognized for assets placed in service in first quarter 2025, which is offset in Income Tax Expense (Benefit) throughout 2025.
(b)Includes MPSC disallowance of $28 million resulting from an order in DTE Electric's 2022 PSCR reconciliation case. The disallowance reduced the amount of power supply costs recoverable from customers, which had a flow-through impact of approximately $5 million higher interest expense recorded separately to Other (Income) and Deductions.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2025	2024
	(In thousands of MWh)
DTE Electric Sales
Residential	3,660	3,491
Commercial	3,886	3,894
Industrial	2,053	2,111
Other	53	54
	9,652	9,550
Interconnection sales	2,500	1,262
Total DTE Electric Sales	12,152	10,812

DTE Electric Deliveries
Retail and wholesale	9,652	9,550
Electric retail access	1,078	1,050
Total DTE Electric Sales and Deliveries	10,730	10,600
Fuel and purchased power — utility expense increased $43 million in the three months ended March 31, 2025. The increase was due to the following:

Three Months
(In millions)
Coal - higher consumption, partially offset by lower prices	$60
Purchased power - lower volumes primarily due to higher generation, partially offset by higher prices	(23)
Other	6
$43
Operation and maintenance expense decreased $39 million in the three months ended March 31, 2025. The decrease was primarily due to one-time costs in 2024 of $31 million resulting from the voluntary separation incentive program and lower distribution operations expense of $16 million (primarily due to lower storm restoration costs), partially offset by higher benefits and other compensation expense of $6 million.

Depreciation and amortization expense increased $29 million in the three months ended March 31, 2025. The increase was primarily due to a higher depreciable base.
Taxes other than income increased $10 million in the three months ended March 31, 2025. The increase was primarily due to higher property taxes.
Other (Income) and Deductions increased $15 million in the three months ended March 31, 2025. The increase was primarily due to higher interest expense.
Income Tax Expense (Benefit) changed $21 million in the three months ended March 31, 2025. The change was primarily due to higher investment tax credits in 2025.
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
DTE Electric filed a rate case with the MPSC on April 24, 2025 requesting an increase in base rates of $574 million based on a projected twelve-month period ending December 31, 2026, and an increase in return on equity from 9.9% to 10.75%. The requested increase in base rates was primarily due to capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. A final MPSC order in this case is expected in February 2026.

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Revenues — Utility operations	$876	$711

Operating Expenses
Cost of gas — utility	331	261
Operation and maintenance	156	136
Depreciation and amortization	54	54
Taxes other than income	37	32
	578	483
Operating Income	298	228
Other (Income) and Deductions	29	25
Income Tax Expense	63	49
Net Income Attributable to DTE Energy Company	$206	$154

Operating Revenues — Utility operations increased $165 million in the three months ended March 31, 2025. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The increase was due to the following:

Three Months
(In millions)
Gas Cost Recovery	$69
Weather	52
Implementation of new rates	45
Regulatory mechanism — RDM	6
Midstream storage and transportation revenues	5
Regulatory mechanism — EWR	4
Infrastructure recovery mechanism	(18)
Other	2
$165
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2025	2024
	(In Bcf)
Gas Markets
Gas sales	71	61
End-user transportation	48	51
	119	112
Intermediate transportation	164	151
Total	283	263
Cost of gas — utility expense increased $70 million in the three months ended March 31, 2025. The increase was primarily due to higher sales volumes of $44 million and higher cost of gas of $26 million.
Operation and maintenance expense increased $20 million in the three months ended March 31, 2025. The increase was primarily due to higher gas operations expense of $12 million, higher legal expense of $5 million, higher uncollectible expense of $5 million, and higher energy waste reduction expense of $4 million, partially offset by one-time costs resulting from the voluntary separation incentive program of $8 million in the prior year that did not repeat in 2025.
Taxes other than income expense increased $5 million in the three months ended March 31, 2025. The increase was primarily due to higher property taxes.
Other (Income) and Deductions increased $4 million in the three months ended March 31, 2025. The increase was primarily due to higher interest expense.
Income Tax Expense increased $14 million in the three months ended March 31, 2025. The increase was primarily due to higher earnings.
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

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Revenues — Non-utility operations	$188	$184

Operating Expenses
Fuel, purchased power, and gas — non-utility	97	100
Operation and maintenance	60	58
Depreciation and amortization	15	15
Taxes other than income	5	3
Asset (gains) losses and impairments, net	(1)	(1)
	176	175
Operating Income	12	9
Other (Income) and Deductions	(19)	1
Income Taxes
Expense	8	2
Tax credits	(16)	(2)
	(8)	—
Net Income Attributable to DTE Energy Company	$39	$8
Operating Revenues — Non-utility operations increased $4 million in the three months ended March 31, 2025. The increase was due to the following:

Three Months
(In millions)
Higher sales in the Renewables business	$29
Higher prices in the On-site business	4
New project in the On-site business	4
Lower demand and prices in the Steel business	(33)
$4
Fuel, purchased power, and gas — non-utility expense decreased $3 million in the three months ended March 31, 2025. The decrease was due to the following:

Three Months
(In millions)
Higher sales in the Renewables business	$20
Higher prices in the On-site business	4
New project in the On-site business	1
Lower demand and prices in the Steel business	(28)
$(3)
Other (Income) and Deductions changed $20 million in the three months ended March 31, 2025. The change was primarily due to higher equity earnings of $13 million and higher interest income associated with a new project in the On-site business of $10 million, partially offset by higher interest expense of $3 million.
Income Taxes — Tax credits increased $14 million in the three months ended March 31, 2025. The increase was primarily due to higher estimated production tax credits in the Renewables business.

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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating Revenues — Non-utility operations	$2,026	$933

Operating Expenses
Purchased power, gas, and other — non-utility	1,906	905
Operation and maintenance	29	26
Depreciation and amortization	1	1
Taxes other than income	2	3
	1,938	935
Operating Income (Loss)	88	(2)
Other (Income) and Deductions	(1)	(3)
Income Tax Expense	22	—
Net Income Attributable to DTE Energy Company	$67	$1
Operating Revenues — Non-utility operations increased $1,093 million in the three months ended March 31, 2025. The following table details changes relative to the comparable prior period:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - $753 primarily due to higher gas prices, ($13) settled financial hedges	$740
Unrealized MTM - $112 gains compared to ($151) losses in the prior period	263
Other realized gain (loss)	90
$1,093
Purchased power, gas, and other — non-utility expense increased $1,001 million in the three months ended March 31, 2025. The following table details changes relative to the comparable prior period:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$760
Unrealized MTM - $100 losses compared to ($59) gains in the prior period	159
Other realized (gain) loss	82
$1,001
Operation and maintenance expense increased $3 million in the three months ended March 31, 2025. The increase was primarily due to higher compensation costs.

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
Operating Income (Loss) increased $90 million for the three months ended March 31, 2025, which includes a $47 million unfavorable change in timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes a $96 million favorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net income of $10 million for the three months ended March 31, 2025 represents a change of $31 million from the net loss of $21 million in the comparable 2024 period. The change was primarily due to effective income tax rate adjustments, partially offset by higher net interest expense and higher federal and state income taxes.
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$88	$51
Net cash from operating activities	1,020	1,042
Net cash used for investing activities	(968)	(1,616)
Net cash from (used for) financing activities	(50)	872
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2	298
Cash, Cash Equivalents, and Restricted Cash at End of Period	$90	$349
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $22 million in 2025. The decrease was primarily due to a decrease in cash related to working capital items, partially offset by an increase in Net income.
The change in working capital items in 2025 was primarily due to decreases in cash related to Accounts receivable, net, Derivative assets and liabilities, Regulatory assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by increases in cash related to Inventories and Accounts payable.
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
Net cash used for investing activities decreased by $648 million in 2025 primarily due to decreases in utility plant and equipment expenditures, Notes receivable, and the Investment in time deposit in 2024.
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
Net cash used for financing activities changed by $922 million in 2025 primarily due to decreases in cash related to the Issuance of long-term debt, net of discount and issuance costs and Redemption of long-term debt, partially offset by an increase in cash related to Short-term borrowings, net.

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
Uses of Cash
DTE Energy has $946 million in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $384 million.

Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
2	Significant Accounting Policies
8	Financial and Other Derivative Instruments
9	Long-Term Debt
10	Short-Term Credit Arrangements and Borrowings
12	Commitments and Contingencies
13	Retirement Benefits and Trusteed Assets
Also refer to the "Capital Investments" section above regarding DTE Energy's capital strategy and estimated spend over the next five years. For additional information regarding DTE Energy's future cash obligations, including scheduled debt maturities and interest payments, minimum lease payments, and future purchase commitments, refer to DTE Energy's Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity
DTE Energy has approximately $2.4 billion of available liquidity at March 31, 2025, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2024	$72
Reclassified to realized upon settlement	(39)
Changes in fair value recorded to income	48
Amounts recorded to unrealized income	9
Changes in fair value recorded in Regulatory liabilities	(2)
Amounts recorded in other comprehensive income, pre-tax	(17)
Change in collateral	(44)
MTM at March 31, 2025	$18
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2028 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2025	2026	2027	2028 and Beyond	Total Fair Value
	(In millions)
Level 1	$63	$38	$3	$(3)	$101
Level 2	22	36	8	1	67
Level 3	(56)	(31)	(2)	—	(89)
MTM before collateral adjustments	$29	$43	$9	$(2)	79
Collateral adjustments					(61)
MTM at March 31, 2025					$18

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2025:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$555	$—	$555
BBB+ and BBB	391	—	391
BBB-	16	—	16
Total Investment Grade	962	—	962
Non-investment grade(b)	33	—	33
Internally Rated — investment grade(c)	424	—	424
Internally Rated — non-investment grade(d)	42	(6)	36
Total	$1,461	$(6)	$1,455
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of March 31, 2025, DTE Energy had floating rate debt of $513 million and a floating rate debt-to-total debt ratio of 2.3%.

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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2025 and 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2025	2024	2025	2024	Change in the Fair Value of
	(In millions)
Environmental contracts	$(8)	$(10)	$8	$10	Commodity contracts
Gas contracts	$48	$39	$(48)	$(39)	Commodity contracts
Power contracts	$(3)	$(2)	$3	$2	Commodity contracts
Oil contracts	$—	$1	$—	$(1)	Commodity contracts
Interest rate risk — DTE Energy	$(789)	$(781)	$845	$837	Long-term debt
Interest rate risk — DTE Electric	$(484)	$(515)	$526	$560	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2024 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2025:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2025 — 01/31/2025	1,487	$116.21	—	—	—
02/01/2025 — 02/28/2025	27,003	$120.10	—	—	—
03/01/2025 — 03/31/2025	2,603	$130.24	—	—	—
Total	31,093		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended March 31, 2025, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

(iii) Exhibit incorporated by reference:

4.1
Supplemental Indenture dated as of February 1, 2025, to the Amended and Restated Indenture dated as of April 9, 2001, by and between DTE Energy Company and the Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's and DTE Electric's Form S-3 filed April 4, 2025) (2025 Series A)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	May 1, 2025
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)