Form 10-Q
period 2025-06-30
DTE ENERGY CO; DTE Electric Co
filed 2025-07-29
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2025:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,587,803

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,979	$1,879	$4,286	$4,035
Non-utility operations	1,440	996	3,573	2,080
	3,419	2,875	7,859	6,115
Operating Expenses
Fuel, purchased power, and gas — utility	434	435	1,129	1,035
Fuel, purchased power, gas, and other — non-utility	1,385	845	3,342	1,834
Operation and maintenance	596	543	1,171	1,133
Depreciation and amortization	451	427	903	850
Taxes other than income	127	123	265	245
Asset (gains) losses and impairments, net	(1)	—	(2)	(1)
	2,992	2,373	6,808	5,096
Operating Income	427	502	1,051	1,019

Other (Income) and Deductions
Interest expense	256	233	506	451
Interest income	(25)	(36)	(48)	(54)
Other income	(49)	(65)	(93)	(92)
Other expenses	15	12	29	22
	197	144	394	327
Income Before Income Taxes	230	358	657	692

Income Tax Expense (Benefit)	1	36	(17)	57

Net Income Attributable to DTE Energy Company	$229	$322	$674	$635

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.10	$1.56	$3.25	$3.07

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.10	$1.55	$3.24	$3.06

Weighted Average Common Shares Outstanding
Basic	207	207	207	206
Diluted	207	207	207	207

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net Income	$229	$322	$674	$635

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1 for all periods	1	1	2	2
Net unrealized gains (losses) on derivatives, net of taxes of $(1), $4, $(2), and $12, respectively	(4)	12	(7)	38
Foreign currency translation	4	(1)	4	(3)
Other comprehensive income (loss)	1	12	(1)	37

Comprehensive Income Attributable to DTE Energy Company	$230	$334	$673	$672

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$32	$24
Restricted cash	52	64
Accounts receivable (less allowance for doubtful accounts of $79 and $70, respectively)
Customer	1,597	1,690
Other	162	137
Inventories
Fuel and gas	372	443
Materials, supplies, and other	998	802
Derivative assets	119	162
Regulatory assets	26	50
Other	181	235
	3,539	3,607
Investments
Nuclear decommissioning trust funds	2,345	2,256
Investments in equity method investees	128	128
Other	182	176
	2,655	2,560
Property
Property, plant, and equipment	42,046	40,840
Accumulated depreciation and amortization	(10,429)	(9,947)
	31,617	30,893
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,226	6,771
Securitized regulatory assets	655	690
Intangible assets	137	144
Notes receivable	1,056	898
Derivative assets	65	85
Prepaid postretirement costs	750	705
Operating lease right-of-use assets	216	188
Other	339	312
	12,437	11,786
Total Assets	$50,248	$48,846

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,380	$1,387
Accrued interest	253	224
Dividends payable	453	226
Short-term borrowings	597	1,067
Current portion long-term debt, including securitization bonds and finance leases	248	1,296
Derivative liabilities	57	118
Gas inventory equalization	49	—
Regulatory liabilities	88	181
Operating lease liabilities	22	21
Deferred revenue	199	135
Other	433	451
	3,779	5,106
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	21,439	19,153
Securitization bonds	598	635
Junior subordinated debentures	884	884
Finance lease liabilities	15	18
	22,936	20,690
Other Liabilities
Deferred income taxes	2,968	2,958
Regulatory liabilities	2,986	2,856
Asset retirement obligations	4,177	4,031
Unamortized investment tax credit	403	269
Derivative liabilities	84	57
Accrued pension liability	196	214
Accrued postretirement liability	229	233
Nuclear decommissioning	368	353
Operating lease liabilities	189	167
Other	206	208
	11,806	11,346
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,587,803 and 207,171,582 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	6,809	6,779
Retained earnings	4,940	4,946
Accumulated other comprehensive loss	(27)	(26)
Total DTE Energy Company Equity	11,722	11,699
Noncontrolling interests	5	5
Total Equity	11,727	11,704
Total Liabilities and Equity	$50,248	$48,846

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In millions)
Operating Activities
Net Income	$674	$635
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	903	850
Nuclear fuel amortization	33	21
Allowance for equity funds used during construction	(46)	(38)
Deferred income taxes	(23)	132
Equity (earnings) of equity method investees	(11)	(24)
Dividends from equity method investees	1	2
Asset (gains) losses and impairments, net	(2)	(1)
Changes in assets and liabilities:
Accounts receivable, net	68	37
Inventories	(125)	(110)
Prepaid postretirement benefit costs	(45)	(41)
Accounts payable	37	(91)
Gas inventory equalization	49	40
Accrued pension liability	(18)	(43)
Accrued postretirement liability	(4)	(4)
Derivative assets and liabilities	29	65
Regulatory assets and liabilities	143	211
Other current and noncurrent assets and liabilities	66	160
Net cash from operating activities	1,729	1,801
Investing Activities
Plant and equipment expenditures — utility	(1,811)	(2,060)
Plant and equipment expenditures — non-utility	(33)	(32)
Proceeds from sale of assets	5	45
Proceeds from sale of nuclear decommissioning trust fund assets	371	347
Investment in nuclear decommissioning trust funds	(373)	(350)
Distributions from equity method investees	7	19
Contributions to equity method investees	—	(4)
Notes receivable	(157)	(400)
Investment in time deposits	—	(1,050)
Other	(31)	(39)
Net cash used for investing activities	(2,022)	(3,524)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,383	3,022
Redemption of long-term debt	(1,185)	(119)
Short-term borrowings, net	(470)	(723)
Dividends paid on common stock	(435)	(404)
Other	(4)	(17)
Net cash from financing activities	289	1,759
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(4)	36
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	88	51
Cash, Cash Equivalents, and Restricted Cash at End of Period	$84	$87

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$404	$523

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($1.09 per Common Share)	—	—	(226)	—	—	(226)
Issuance of common stock	73	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Stock-based compensation and other	271	(2)	(2)	—	1	(3)
Balance, March 31, 2025	207,516	$6,786	$5,163	$(28)	$6	$11,927
Net Income	—	—	229	—	—	229
Dividends declared on common stock ($2.18 per Common Share)	—	—	(453)	—	—	(453)
Issuance of common stock	67	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	1	—	1
Stock-based compensation and other	5	15	1	—	(1)	15
Balance, June 30, 2025	207,588	$6,809	$4,940	$(27)	$5	$11,727

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	313	—	—	313
Dividends declared on common stock ($1.02 per Common Share)	—	—	(211)	—	—	(211)
Issuance of common stock	84	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	25	—	25
Stock-based compensation and other	496	(12)	(1)	—	—	(13)
Balance, March 31, 2024	206,937	$6,710	$4,505	$(42)	$5	$11,178
Net Income	—	—	322	—	—	322
Dividends declared on common stock ($2.04 per Common Share)	—	—	(422)	—	—	(422)
Issuance of common stock	83	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	12	—	12
Stock-based compensation and other	—	13	(1)	—	1	13
Balance, June 30, 2024	207,020	$6,732	$4,404	$(30)	$6	$11,112

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Utility operations	$1,682	$1,611	$3,136	$3,077

Operating Expenses
Fuel and purchased power — utility	437	423	852	793
Operation and maintenance	369	332	712	712
Depreciation and amortization	376	353	754	703
Taxes other than income	88	88	182	172
	1,270	1,196	2,500	2,380
Operating Income	412	415	636	697

Other (Income) and Deductions
Interest expense	137	124	269	241
Interest income	(2)	(2)	(3)	(4)
Non-operating retirement benefits, net	(2)	(2)	(3)	—
Other income	(42)	(32)	(78)	(64)
Other expenses	14	12	26	21
	105	100	211	194
Income Before Income Taxes	307	315	425	503

Income Tax Expense (Benefit)	(11)	37	(14)	55

Net Income	$318	$278	$439	$448

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net Income	$318	$278	$439	$448
Other comprehensive income	—	—	—	—
Comprehensive Income	$318	$278	$439	$448

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$9	$11
Restricted cash	40	48
Accounts receivable (less allowance for doubtful accounts of $45 and $46, respectively)
Customer	847	734
Affiliates	3	6
Other	97	58
Inventories
Fuel	160	193
Materials and supplies	646	537
Notes receivable
Affiliates	—	42
Regulatory assets	22	39
Other	98	101
	1,922	1,769
Investments
Nuclear decommissioning trust funds	2,345	2,256
Other	67	67
	2,412	2,323
Property
Property, plant, and equipment	31,740	30,801
Accumulated depreciation and amortization	(7,799)	(7,404)
	23,941	23,397
Other Assets
Regulatory assets	6,669	6,187
Securitized regulatory assets	655	690
Prepaid postretirement costs — affiliates	454	428
Operating lease right-of-use assets	181	159
Other	327	268
	8,286	7,732
Total Assets	$36,561	$35,221

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$74	$64
Other	702	681
Accrued interest	133	128
Current portion long-term debt, including securitization bonds and finance leases	177	425
Regulatory liabilities	54	156
Short-term borrowings
Affiliates	120	—
Other	597	666
Operating lease liabilities	18	18
Other	214	204
	2,089	2,342
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	12,015	10,825
Securitization bonds	598	635
Finance lease liabilities	6	8
	12,619	11,468
Other Liabilities
Deferred income taxes	3,393	3,393
Regulatory liabilities	1,893	1,753
Asset retirement obligations	3,930	3,791
Unamortized investment tax credit	403	269
Nuclear decommissioning	368	353
Accrued pension liability — affiliates	241	248
Accrued postretirement liability — affiliates	221	225
Operating lease liabilities	159	142
Other	75	83
	10,683	10,257
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,995	7,995
Retained earnings	3,175	3,159
Total Shareholder’s Equity	11,170	11,154
Total Liabilities and Shareholder’s Equity	$36,561	$35,221

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In millions)
Operating Activities
Net Income	$439	$448
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	754	703
Nuclear fuel amortization	33	21
Allowance for equity funds used during construction	(46)	(37)
Deferred income taxes	(27)	129
Changes in assets and liabilities:
Accounts receivable, net	(149)	(207)
Inventories	(76)	(75)
Accounts payable	87	24
Prepaid postretirement benefit costs — affiliates	(26)	(24)
Accrued pension liability — affiliates	(7)	(25)
Accrued postretirement liability — affiliates	(4)	(5)
Regulatory assets and liabilities	109	155
Other current and noncurrent assets and liabilities	(56)	(47)
Net cash from operating activities	1,031	1,060
Investing Activities
Plant and equipment expenditures	(1,535)	(1,704)
Proceeds from sale of nuclear decommissioning trust fund assets	371	347
Investment in nuclear decommissioning trust funds	(373)	(350)
Notes receivable and other	(27)	(24)
Net cash used for investing activities	(1,564)	(1,731)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,291	993
Redemption of long-term debt	(385)	(119)
Short-term borrowings, net — affiliates	120	51
Short-term borrowings, net — other	(69)	175
Dividends paid on common stock	(423)	(388)
Other	(11)	(12)
Net cash from financing activities	523	700
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(10)	29
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	32
Cash, Cash Equivalents, and Restricted Cash at End of Period	$49	$61

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$313	$412

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	121	121
Dividends declared on common stock	—	—	—	(211)	(211)
Balance, March 31, 2025	138,632	$1,386	$6,609	$3,069	$11,064
Net Income	—	—	—	318	318
Dividends declared on common stock	—	—	—	(212)	(212)
Balance, June 30, 2025	138,632	$1,386	$6,609	$3,175	$11,170

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	170	170
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, March 31, 2024	138,632	$1,386	$5,975	$2,839	$10,200
Net Income	—	—	—	278	278
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, June 30, 2024	138,632	$1,386	$5,975	$2,923	$10,284

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2025, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2025, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	June 30, 2025		December 31, 2024
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$11	$—	$6	$—
Restricted cash	52	40	64	48
Accounts receivable	33	7	27	6
Securitized regulatory assets	655	655	690	690
Notes receivable(a)	664	—	657	—
Other current and long-term assets	1	—	1	—
	$1,416	$702	$1,445	$744

LIABILITIES
Accounts payable	$25	$—	$26	$—
Accrued interest	11	11	12	12
Regulatory liabilities — current	22	22	27	27
Securitization bonds(b)	672	672	706	706
Other current and long-term liabilities	21	—	20	—
	$751	$705	$791	$745
_______________________________________
(a)At June 30, 2025 and December 31, 2024, Notes receivable includes $15 million and $14 million, respectively, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $74 million and $71 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended June 30, 2025 and December 31, 2024, respectively.
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $63 million and $65 million at June 30, 2025 and December 31, 2024, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Allowance for equity funds used during construction	$22	$20	$46	$38
Contract services	11	6	20	13
Equity earnings of equity method investees	4	32	11	24
Investment income(a)	7	3	8	9
Other	5	4	8	8
	$49	$65	$93	$92
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Allowance for equity funds used during construction	$22	$19	$46	$37
Contract services	11	7	20	13
Investment income(a)	6	2	7	7
Other	3	4	5	7
	$42	$32	$78	$64
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three months ended June 30, 2025 and 2024, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.2	3.9	4.2	4.0
Investment tax credits	(13.7)	(2.7)	(13.2)	(2.9)
Production tax credits	(10.2)	(7.1)	(10.4)	(7.7)
TCJA regulatory liability amortization	(4.8)	(4.2)	(4.6)	(4.5)
AFUDC equity	(2.0)	(1.0)	(1.6)	(1.1)
Enactment of Illinois income tax legislation, net of federal benefit	5.9	—	2.1	—
Other	—	0.2	(0.1)	(0.6)
Effective income tax rate	0.4%	10.1%	(2.6)%	8.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.6	5.3	5.6	5.3
Investment tax credits	(16.3)	(0.2)	(16.2)	(0.2)
Production tax credits	(6.6)	(8.4)	(6.8)	(8.9)
TCJA regulatory liability amortization	(4.7)	(4.4)	(4.6)	(4.6)
AFUDC equity	(2.1)	(1.2)	(2.0)	(1.3)
Other	(0.3)	(0.2)	(0.3)	(0.3)
Effective income tax rate	(3.4)%	11.9%	(3.3)%	11.0%
DTE Electric had federal income tax payables with DTE Energy of $6 million and state income tax payables with DTE Energy of $3 million at June 30, 2025. Income tax payables with DTE Energy are included in Accounts payable — Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric had federal income tax receivables with DTE Energy of $5 million at December 31, 2024. Income tax receivables with DTE Energy are included in Accounts receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. While the OBBB included many tax changes, the Registrants do not currently expect the bill to have a significant impact to their financial statements for 2025.
Unrecognized Compensation Costs
As of June 30, 2025, DTE Energy had $86 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million for both the three months ended June 30, 2025 and 2024, while such allocation was $19 million and $17 million for the six months ended June 30, 2025 and 2024, respectively.

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
The following represents the Registrants' financing receivables by year of origination as determined by the date the original agreement was executed, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2025.

	DTE Energy				DTE Electric
	Year of Origination
	2025	2024	2023 and Prior	Total	2025 and Prior
	(In millions)
Notes receivable
Internal grade 1	$13	$4	$27	$44	$41
Internal grade 2	6	745	257	1,008	—
Total notes receivable(a)	$19	$749	$284	$1,052	$41

Net investment in leases
Internal grade 1	$—	$—	$35	$35	$—
Internal grade 2	—	2	—	2	—
Total net investment in leases(a)	$—	$2	$35	$37	$—
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2025	$69	$3	$72	$46
Current period provision	45	—	45	22
Write-offs charged against allowance	(55)	—	(55)	(36)
Recoveries of amounts previously written off	19	—	19	13
Ending reserve balance, June 30, 2025	$78	$3	$81	$45

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2024	$62	$1	$63	$41
Current period provision	74	2	76	49
Write-offs charged against allowance	(108)	—	(108)	(70)
Recoveries of amounts previously written off	41	—	41	26
Ending reserve balance, December 31, 2024	$69	$3	$72	$46

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
DTE Energy	$20	$17	$46	$38
DTE Electric	$13	$11	$23	$21
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2025.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Electric(a)
Residential	$733	$744	$1,453	$1,444
Commercial	536	571	1,065	1,127
Industrial	164	187	324	370
Other(b)	253	114	303	145
Total Electric operating revenues	$1,686	$1,616	$3,145	$3,086

Gas
Gas sales	$229	$201	$921	$766
End User Transportation	51	53	142	135
Intermediate Transportation	16	16	47	45
Other(b)	20	19	82	54
Total Gas operating revenues	$316	$289	$1,192	$1,000

Other segment operating revenues
DTE Vantage	$169	$181	$357	$365
Energy Trading	$1,324	$837	$3,350	$1,770
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $4 million and $5 million of Other revenues related to DTE Sustainable Generation for the three months ended June 30, 2025 and 2024, respectively, and $9 million for both the six months ended June 30, 2025 and 2024.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Electric — Alternative Revenue Programs	$—	$—	$1	$—
Electric — Other revenues	$5	$5	$10	$9
Gas — Alternative Revenue Programs	$—	$2	$—	$8
Gas — Other revenues	$4	$4	$7	$6
DTE Vantage — Leases	$14	$12	$29	$26
Energy Trading — Derivatives	$966	$586	$2,465	$1,245

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Beginning Balance, January 1	$138	$106
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	109	81
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(45)	(29)
Ending Balance, June 30	$202	$158
Non-current deferred revenues are included in Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position. Deferred revenues generally represent amounts paid by or receivables from customers for which the associated performance obligation has not yet been satisfied. Deferred revenues include amounts associated with REC performance obligations under certain wholesale full requirements power contracts. Deferred revenues related to RECs are recognized as revenue when control of the RECs has transferred. Other performance obligations associated with deferred revenues include providing products and services related to customer prepayments. Deferred revenues associated with these products and services are recognized when control has transferred to the customer.
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2025	$152
2026	48
2027	1
2028	1
2029	—
2030 and thereafter	—
$202
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2025	$103	$7
2026	184	1
2027	144	—
2028	100	—
2029	84	—
2030 and thereafter	334	—
	$949	$8

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$229	$322	$674	$635
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
Net income available to common shareholders — basic	$228	$322	$672	$634

Average number of common shares outstanding — basic	207	207	207	206

Basic Earnings per Common Share	$1.10	$1.56	$3.25	$3.07

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$229	$322	$674	$635
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
Net income available to common shareholders — diluted	$228	$322	$672	$634

Average number of common shares outstanding — basic	207	207	207	206
Average performance share awards	—	—	—	1
Average number of common shares outstanding — diluted	207	207	207	207

Diluted Earnings per Common Share	$1.10	$1.55	$3.24	$3.06

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2025 and December 31, 2024. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2025						December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$9	$—	$—	$—	$—	$9	$11	$—	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	921	—	—	159	—	1,080	856	—	—	147	—	1,003
Fixed income securities	121	431	—	107	—	659	124	414	—	112	—	650
Private equity and other	15	—	—	331	—	346	16	—	—	333	—	349
Hedge funds and similar investments	218	17	—	—	—	235	151	16	—	61	—	228
Cash equivalents	25	—	—	—	—	25	26	—	—	—	—	26
Other investments(d)
Equity securities	75	—	—	—	—	75	72	—	—	—	—	72
Fixed income securities	8	—	—	—	—	8	7	—	—	—	—	7
Cash equivalents	31	—	—	—	—	31	29	—	—	—	—	29
Derivative assets
Commodity contracts(e)
Natural gas	202	30	95	—	(249)	78	242	81	105	—	(285)	143
Electricity	103	110	40	—	(179)	74	67	69	51	—	(116)	71
Environmental & Other	15	83	31	—	(99)	30	1	47	10	—	(46)	12
Other contracts	—	2	—	—	—	2	—	21	—	—	—	21
Total derivative assets	320	225	166	—	(527)	184	310	218	166	—	(447)	247
Total	$1,743	$673	$166	$597	$(527)	$2,652	$1,602	$648	$166	$653	$(447)	$2,622

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(179)	$(38)	$(104)	$—	$225	$(96)	$(217)	$(70)	$(123)	$—	$272	$(138)
Electricity	(109)	(68)	(48)	—	182	(43)	(71)	(52)	(27)	—	114	(36)
Environmental & Other	(12)	(67)	—	—	79	—	(2)	(39)	(3)	—	44	—
Other contracts	—	(2)	—	—	—	(2)	—	(1)	—	—	—	(1)
Total	$(300)	$(175)	$(152)	$—	$486	$(141)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,443	$498	$14	$597	$(41)	$2,511	$1,312	$486	$13	$653	$(17)	$2,447
Assets
Current	$221	$136	$114	$—	$(343)	$128	$223	$170	$106	$—	$(326)	$173
Noncurrent	1,522	537	52	597	(184)	2,524	1,379	478	60	653	(121)	2,449
Total Assets	$1,743	$673	$166	$597	$(527)	$2,652	$1,602	$648	$166	$653	$(447)	$2,622
Liabilities
Current	$(198)	$(111)	$(72)	$—	$324	$(57)	$(219)	$(129)	$(93)	$—	$323	$(118)
Noncurrent	(102)	(64)	(80)	—	162	(84)	(71)	(33)	(60)	—	107	(57)
Total Liabilities	$(300)	$(175)	$(152)	$—	$486	$(141)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,443	$498	$14	$597	$(41)	$2,511	$1,312	$486	$13	$653	$(17)	$2,447
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $8 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at June 30, 2025 and December 31, 2024. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(a)	$8	$—	$—	$—	$8	$8	$—	$—	$—	$8
Nuclear decommissioning trusts
Equity securities	921	—	—	159	1,080	856	—	—	147	1,003
Fixed income securities	121	431	—	107	659	124	414	—	112	650
Private equity and other	15	—	—	331	346	16	—	—	333	349
Hedge funds and similar investments	218	17	—	—	235	151	16	—	61	228
Cash equivalents	25	—	—	—	25	26	—	—	—	26
Other investments
Equity securities	28	—	—	—	28	26	—	—	—	26
Cash equivalents	19	—	—	—	19	19	—	—	—	19
Derivative assets — FTRs	—	—	30	—	30	—	—	9	—	9
Total	$1,355	$448	$30	$597	$2,430	$1,226	$430	$9	$653	$2,318

Assets
Current	$8	$—	$30	$—	$38	$8	$—	$9	$—	$17
Noncurrent	1,347	448	—	597	2,392	1,218	430	—	653	2,301
Total Assets	$1,355	$448	$30	$597	$2,430	$1,226	$430	$9	$653	$2,318
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $8 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at June 30, 2025 and December 31, 2024. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $136 million and $120 million as of June 30, 2025 and December 31, 2024, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Natural Gas	Electricity	Other	Total	Natural Gas		Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$—	$(91)	$2	$(89)	$(3)		$(25)	$2	$(26)
Transfers into Level 3 from Level 2	2	—	—	2	1		—	—	1
Total gains (losses)
Included in earnings(a)	(20)	182	2	164	31		93	(1)	123
Recorded in Regulatory liabilities	—	—	28	28	—		—	30	30
Purchases, issuances, and settlements
Settlements	9	(99)	(1)	(91)	(26)	0	(59)	(5)	(90)
Net Assets (Liabilities) as of June 30	$(9)	$(8)	$31	$14	$3		$9	$26	$38
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(11)	$72	$2	$63	$20		$80	$(31)	$69
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$30	$30	$—		$—	$28	$28
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(18)	$24	$7	$13	$22	$47	$6	$75
Transfers into Level 3 from Level 2	4	—	—	4	—	—	—	—
Transfers from Level 3 into Level 2	—	—	2	2	—	—	—	—
Total gains (losses)
Included in earnings(a)	(43)	146	2	105	7	90	(2)	95
Recorded in Regulatory liabilities	—	—	26	26	—	—	27	27
Purchases, issuances, and settlements
Settlements	48	(178)	(6)	(136)	(26)	(128)	(5)	(159)
Net Assets (Liabilities) as of June 30	$(9)	$(8)	$31	$14	$3	$9	$26	$38
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$(21)	$(7)	$1	$(27)	$(18)	$81	$(31)	$32
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$30	$30	$—	$—	$28	$28
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net Assets as of beginning of period	$3	$3	$9	$7
Total gains recorded in Regulatory liabilities	28	30	26	27
Purchases, issuances, and settlements
Settlements	(1)	(5)	(5)	(6)
Net Assets as of June 30	$30	$28	$30	$28
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$30	$28	$30	$28
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the six months ended June 30, 2025 and 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$95	$(104)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.60)	—	$2.58	/MMBtu	$(0.19)	/MMBtu
Electricity	$40	$(48)	Discounted Cash Flow	Forward basis price (per MWh)	$(18.45)	—	$18.15	/MWh	$(4.25)	/MWh

	December 31, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$105	$(123)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.24)	—	$9.96	/MMBtu	$(0.05)	/MMBtu
Electricity	$51	$(27)	Discounted Cash Flow	Forward basis price (per MWh)	$(16.34)	—	$17.28	/MWh	$(2.74)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$1,050	$—	$—	$1,067	$884	$—	$—	$904
Short-term borrowings	$597	$—	$597	$—	$1,067	$—	$1,067	$—
Notes payable(b)	$43	$—	$—	$43	$37	$—	$—	$37
Long-term debt(c)	$23,165	$685	$19,880	$1,144	$21,963	$725	$18,283	$1,128
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Affiliates	$—	$—	$—	$—	$42	$—	$—	$42
Notes receivable — Other(a)	$41	$—	$—	$41	$2	$—	$—	$2
Short-term borrowings — Affiliates	$120	$—	$—	$120	$—	$—	$—	$—
Short-term borrowings — Other	$597	$—	$597	$—	$666	$—	$666	$—
Notes payable(b)	$27	$—	$—	$27	$35	$—	$—	$35
Long-term debt(c)	$12,787	$—	$11,573	$131	$11,881	$—	$10,449	$127
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2025	December 31, 2024
	(In millions)
Fermi 2	$2,320	$2,234
Fermi 1	3	3
Low-level radioactive waste	22	19
	$2,345	$2,256
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Realized gains	$5	$23	$13	$30
Realized losses	$(9)	$(10)	$(17)	$(16)
Proceeds from sale of securities	$232	$239	$371	$347
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2025			December 31, 2024
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,080	$628	$(15)	$1,003	$558	$(16)
Fixed income securities	659	13	(25)	650	16	(29)
Private equity and other	346	106	(8)	349	106	(8)
Hedge funds and similar investments	235	5	(6)	228	7	(5)
Cash equivalents	25	—	—	26	—	—
	$2,345	$752	$(54)	$2,256	$687	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2025
(In millions)
Due within one year	$16
Due after one through five years	97
Due after five through ten years	105
Due after ten years	334
$552
Fixed income securities held in nuclear decommissioning trust funds include $107 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At June 30, 2025 and December 31, 2024, DTE Energy securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and six months ended June 30, 2025 and 2024.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2025 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$2	$(1)	$20	$—
Foreign currency exchange contracts	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$2	$(2)	$20	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$327	$(321)	$428	$(410)
Electricity	253	(225)	187	(150)
Environmental & Other	129	(79)	58	(44)
Foreign currency exchange contracts	—	—	1	—
Total derivatives not designated as hedging instruments	$709	$(625)	$674	$(604)

Current	$462	$(381)	$488	$(441)
Noncurrent	249	(246)	206	(164)
Total derivatives	$711	$(627)	$694	$(605)
The fair value of derivative instruments at DTE Electric was $30 million and $9 million at June 30, 2025 and December 31, 2024, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $1 million issued and outstanding at June 30, 2025 and December 31, 2024, which could be used to offset net Derivative liabilities. There were $17 million letters of credit received from third parties which could be used to offset net Derivative assets at June 30, 2025 and there were none at December 31, 2024. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2025	December 31, 2024
	(In millions)
Cash collateral netted against Derivative assets	$(41)	$(17)
Cash collateral recorded in Accounts receivable(a)	30	29
Cash collateral recorded in Accounts payable(a)	(13)	(5)
Total net cash collateral posted (received)	$(24)	$7
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2025			December 31, 2024
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$327	$(249)	$78	$428	$(285)	$143
Electricity	253	(179)	74	187	(116)	71
Environmental & Other	129	(99)	30	58	(46)	12
Interest rate contracts	2	—	2	20	—	20
Foreign currency exchange contracts	—	—	—	1	—	1
Total derivative assets	$711	$(527)	$184	$694	$(447)	$247

Derivative liabilities
Commodity contracts(a)
Natural gas	$(321)	$225	$(96)	$(410)	$272	$(138)
Electricity	(225)	182	(43)	(150)	114	(36)
Environmental & Other	(79)	79	—	(44)	44	—
Interest rate contracts	(1)	—	(1)	—	—	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(627)	$486	$(141)	$(605)	$430	$(175)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2025				December 31, 2024
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$462	$249	$(381)	$(246)	$488	$206	$(441)	$(164)
Counterparty netting	(324)	(162)	324	162	(323)	(107)	323	107
Collateral adjustment	(19)	(22)	—	—	(3)	(14)	—	—
Total derivatives as reported	$119	$65	$(57)	$(84)	$162	$85	$(118)	$(57)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2025	2024	2025	2024
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(10)	$45	$84	$(24)
Natural gas	Fuel, purchased power, gas, and other — non-utility	(46)	(21)	(146)	38
Electricity	Operating Revenues — Non-utility operations	111	95	156	90
Environmental & Other	Operating Revenues — Non-utility operations	14	3	23	(4)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	—	—	2
Total		$69	$122	$117	$102
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2025:

Commodity	Number of Units
Natural gas (MMBtu)	2,247,537,487
Electricity (MWh)	44,132,344
Foreign currency exchange ($ CAD)	76,295,577
FTR (MWh)	177,114
Renewable Energy Certificates (MWh)	13,834,765
Carbon emissions (Metric Tons)	1,280,358
Interest rate contracts ($ USD)	500,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $348 million.
As of June 30, 2025, DTE Energy had $507 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $460 million. The net remaining amount of $47 million is derived from the $348 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM DEBT
Debt Issuances
Refer to the table below for debt issued through June 30, 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior Notes(a)	5.20%	2030	$1,100
DTE Electric	May	Mortgage Bonds(b)	5.25%	2035	500
DTE Electric	May	Mortgage Bonds(b)	5.85%	2055	500
DTE Electric	May	Mortgage Bonds(b)	4.25%	2027	300
					$2,400
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed through June 30, 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.38%	2025	$350
DTE Electric	March	Securitization Bonds	5.97%	2025	15
DTE Energy	June	Senior Notes	1.05%	2025	800
DTE Electric	June	Securitization Bonds	2.64%	2025	20
					$1,185

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2025, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.65 to 1, 0.53 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of June 30, 2025 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2029	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2026(a)	150	—	—	150
Unsecured letter of credit facility, expiring February 2027	150	—	—	150
Unsecured letter of credit facility, expiring June 2027	100	—	—	100
Unsecured letter of credit facility(b)	50	—	—	50
Unsecured letter of credit facility(c)	—	150	—	150
	1,950	950	300	3,200
Amounts outstanding at June 30, 2025
Commercial paper issuances	—	597	—	597
Letters of credit	165	137	—	302
	165	734	—	899
Net availability at June 30, 2025	$1,785	$216	$300	$2,301
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At June 30, 2025, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $102 million and $49 million at June 30, 2025 and December 31, 2024, respectively, and were fully offset by posted collateral.

NOTE 11 — LEASES
Lessor
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fixed payments	$3	$3	$7	$7
Variable payments	11	9	22	19
	$14	$12	$29	$26

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In March 2024, the EPA finalized the NAAQS for fine particulate matter, particles of pollution with diameters generally 2.5 micrometers and smaller (PM2.5). It is likely that areas of Michigan in which DTE Electric operates will be designated as non-attainment in the future, and the state will be required to develop a SIP for such areas. However, the EPA has announced its intention to review the standard. No impact is expected in the near term, and any long-term financial impacts cannot be assessed at this time.
In April 2024, the EPA finalized new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. In June 2025, the EPA proposed a rule to repeal the GHG standards along with an alternative to eliminate various portions of the standards. The EPA intends to finalize the repeal or alternative by the end of 2025. The financial impacts of the new rules are still being assessed.
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
As part of the Monroe power plant NPDES permit, EGLE has added an option to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations in order to establish an appropriate temperature discharge limit. DTE Electric has submitted to EGLE a biological demonstration study plan to evaluate the thermal discharge impacts to an aquatic community. Approval of the plan by EGLE occurred in May 2025. Field sampling had commenced, and data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2025 and December 31, 2024, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. DTE Electric is in the process of evaluating the final 2024 rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. Recently, at the request of the EPA, the D.C. Circuit Court has held the pending litigation in abeyance to accommodate the EPA's reconsideration of the rule. The EPA recently announced their desire to revise the CCR regulations, but at this time the effective date and extent of any revisions are unknown. The preliminary cost estimate to comply with the revised rule is approximately $296 million as of June 30, 2025, and is recorded to Asset retirement obligations. The estimate will be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
The EPA updated and revised the ELG in 2015, 2020, and 2024. In each revision, EPA has re-established technology-based standards applicable to wastewaters created at facilities with an electrical generating unit. In each revision, the EPA also established new applicability dates.
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
The EPA also finalized Supplemental ELG Rules on May 9, 2024. This updated the regulations from the 2020 Reconsideration Rule for FGD wastewater, bottom ash transport water (BATW), combustion residual leachate (CRL), and legacy wastewater (LWW). The supplemental rule established new technology-based effluent limitations guidelines and standards applicable to FGD wastewater, BATW, CRL, and LWW. The applicability date for BATW is as soon as possible beginning July 8, 2024 and no later than December 31, 2029. FGD wastewater retrofits must be completed as soon as possible, beginning July 8, 2024 and no later than December, 31 2029 or December 31, 2028 if a permittee is pursuing the VIP subcategory for FGD wastewater. The Cessation of Coal compliance subcategory and VIP from the 2020 Reconsideration Rule were maintained in the 2024 Supplemental Rule and continue to be a fundamental component of DTE Electric's ELG compliance strategy. The EPA recently announced that they will be reviewing and possibly revising the 2024 Supplemental ELG Rule. At this time, DTE Electric cannot predict effective dates for any revisions or their financial impacts.
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
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2025 and December 31, 2024, DTE Gas had $25 million and $26 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
As noted above for DTE Electric, the EPA finalized the NAAQS for fine particulate matter in March 2024. It is likely that areas of Michigan in which DTE Gas operates will be designated as non-attainment in the future and the state will be required to develop a SIP for such areas. However, the EPA has announced its intention to review the standard. No impact is expected in the near term, and any long-term financial impacts cannot be assessed at this time.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. Discovery has concluded and trial is set for September 2025. At the present time, DTE Energy cannot predict the outcome or financial impact of this matter.

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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2025 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at June 30, 2025. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2025, DTE Energy had $406 million of performance bonds outstanding, including $231 million for DTE Electric. Performance bonds are not individually material, except for $130 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,700 represented employees, including DTE Electric's approximately 2,500 represented employees. This represents 50% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 3% have contracts expiring within one year for DTE Energy. Less than 1% of the represented employees have contracts expiring within one year for DTE Electric.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), entered into a 2010 engineering, procurement, and construction agreement with Toshiba International Corporation ("TIC"), under which TIC contracted to perform a major overhaul and upgrade of Ludington. TIC later assigned the contract and all its obligations to Toshiba America Energy Systems ("TAES"). TAES' work under the contract was incomplete, defective, and non-conforming. DTE Electric and Consumers repeatedly documented TAES' failures to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers engaged in extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation ("Toshiba"), under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise met its performance obligations. As a result of TAES' defaults, DTE Electric and Consumers terminated the contract.
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. The motion to dismiss the complaint was denied. DTE Electric believes the outstanding counterclaims are without merit, but would be liable for 49% of the damages if approved. The parties are engaged in ongoing litigation pursuant to a court-ordered schedule. DTE Electric cannot predict the financial impact or outcome of this matter.
In 2023, the MPSC approved a jointly-filed request by DTE Electric and Consumers for authority to defer as a regulatory asset the costs associated with repairing or replacing the defective work performed by TAES while the litigation with TAES and Toshiba moves forward. DTE Electric currently estimates its share of these repair and replacement costs ranges from $350 million to $400 million. Such costs will be offset by any potential litigation proceeds received from TAES or Toshiba. DTE Electric and Consumers will have the opportunity to seek recovery and ratemaking treatment for amounts recorded as a regulatory asset following resolution of the litigation, including amounts not recovered from TAES or Toshiba.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(In millions)
Three Months Ended June 30,
Service cost	$12	$15	$3	$5
Interest cost	54	52	16	15
Expected return on plan assets	(72)	(85)	(30)	(30)
Amortization of:
Net actuarial loss	22	14	1	1
Prior service credit	—	—	—	(2)
Net periodic benefit cost (credit)	$16	$(4)	$(10)	$(11)

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(In millions)
Six Months Ended June 30,
Service cost	$24	$29	$7	$9
Interest cost	108	104	31	31
Expected return on plan assets	(145)	(170)	(59)	(60)
Amortization of:
Net actuarial loss	44	29	1	3
Prior service credit	—	(1)	—	(5)
Net periodic benefit cost (credit)	$31	$(9)	$(20)	$(22)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, and capital expenditures was $13 million and $27 million for the three and six months ended June 30, 2025, respectively, and credits of $2 million and $3 million for the three and six months ended June 30, 2024, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Service cost	$3	$4	$6	$7
Interest cost	11	12	23	24
Expected return on plan assets	(19)	(19)	(38)	(39)
Amortization of:
Net actuarial gain	—	—	(1)	—
Prior service credit	—	(3)	—	(4)
Net periodic benefit credit	$(5)	$(6)	$(10)	$(12)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Electric segment(a)	$17	$18	$36	$36
Gas segment	4	3	8	7
DTE Vantage segment	11	7	51	18
Energy Trading segment	44	20	90	45
	$76	$48	$185	$106
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $1 million for both the three months ended June 30, 2025 and 2024, and $2 million for both the six months ended June 30, 2025 and 2024.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Profit (loss) financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Three months ended June 30, 2025
Operating Revenues — Utility operations	$1,682	316	—	—	$1,998	—	(19)	$1,979
Operating Revenues — Non-utility operations	$4	—	169	1,324	$1,497	—	(57)	$1,440
Depreciation and amortization	$380	55	14	2	$451	—	—	$451
Interest expense	$138	32	8	2	$180	99	(23)	$256
Interest income	$(2)	(4)	(21)	(2)	$(29)	(19)	23	$(25)
Equity earnings (losses) of equity method investees	$—	1	4	—	$5	(1)	—	$4
Other segment items (pre-tax)(b)	$862	224	146	1,343	$2,575	4	(76)	$2,503
Income Tax Expense (Benefit)	$(10)	2	(13)	(5)	$(26)	27	—	$1
Net Income (Loss) Attributable to DTE Energy Company	$318	6	31	(16)	$339	(110)	—	$229

Three months ended June 30, 2024
Operating Revenues — Utility operations	$1,611	289	—	—	$1,900	—	(21)	$1,879
Operating Revenues — Non-utility operations	$5	—	181	837	$1,023	—	(27)	$996
Depreciation and amortization	$357	55	14	1	$427	—	—	$427
Interest expense	$125	28	7	3	$163	87	(17)	$233
Interest income	$(3)	(5)	(19)	(3)	$(30)	(23)	17	$(36)
Equity earnings of equity method investees	$—	1	31	—	$32	—	—	$32
Other segment items (pre-tax)(b)	$821	195	107	784	$1,907	2	(48)	$1,861
Income Tax Expense (Benefit)	$38	3	8	13	$62	(26)	—	$36
Net Income (Loss) Attributable to DTE Energy Company	$278	12	33	39	$362	(40)	—	$322
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Six months ended June 30, 2025
Operating Revenues — Utility operations	$3,136	1,192	—	—	$4,328	—	(42)	$4,286
Operating Revenues — Non-utility operations	$9	—	357	3,350	$3,716	—	(143)	$3,573
Depreciation and amortization	$762	109	29	3	$903	—	—	$903
Interest expense	$271	64	16	4	$355	193	(42)	$506
Interest income	$(4)	(6)	(41)	(5)	$(56)	(34)	42	$(48)
Equity earnings (losses) of equity method investees	$—	1	11	—	$12	(1)	—	$11
Other segment items (pre-tax)(b)	$1,688	747	293	3,280	$6,008	7	(185)	$5,830
Income Tax Expense (Benefit)	$(13)	65	(21)	17	$48	(65)	—	$(17)
Net Income (Loss) Attributable to DTE Energy Company	$441	212	70	51	$774	(100)	—	$674

Six months ended June 30, 2024
Operating Revenues — Utility operations	$3,077	1,000	—	—	$4,077	—	(42)	$4,035
Operating Revenues — Non-utility operations	$9	—	365	1,770	$2,144	—	(64)	$2,080
Depreciation and amortization	$710	109	29	2	$850	—	—	$850
Interest expense	$243	57	13	7	$320	162	(31)	$451
Interest income	$(5)	(6)	(31)	(10)	$(52)	(33)	31	$(54)
Equity earnings (losses) of equity method investees	$—	1	24	—	$25	(1)	—	$24
Other segment items (pre-tax)(b)	$1,633	621	281	1,718	$4,253	5	(106)	$4,152
Income Tax Expense (Benefit)	$56	52	8	13	$129	(72)	—	$57
Net Income (Loss) Attributable to DTE Energy Company	$449	166	41	40	$696	(61)	—	$635
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
Other financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
June 30, 2025
Investment in equity method investees	$5	18	83	—	$106	22	—	$128
Capital expenditures and acquisitions	$1,533	278	31	2	$1,844	—	—	$1,844
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$36,731	8,698	2,224	969	$48,622	4,861	(3,235)	$50,248

December 31, 2024
Investment in equity method investees	$5	18	82	—	$105	23	—	$128
Capital expenditures and acquisitions	$3,659	740	65	3	$4,467	—	—	$4,467
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$35,400	8,474	2,065	1,159	$47,098	4,723	(2,975)	$48,846
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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$229	$322	$674	$635
Diluted Earnings per Common Share	$1.10	$1.55	$3.24	$3.06
The decrease in Net Income Attributable to DTE Energy Company for the three months ended June 30, 2025 was primarily due to lower earnings at Corporate and Other and in the Energy Trading segment, partially offset by higher earnings in the Electric segment. The increase for the six-month period was primarily due to higher earnings in the Gas, DTE Vantage, and Energy Trading segments, partially offset by lower earnings at Corporate and Other.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net Income (Loss) Attributable to DTE Energy
Electric segment	$318	$278	$441	$449
Gas segment	6	12	212	166
DTE Vantage segment	31	33	70	41
Energy Trading segment	(16)	39	51	40
Corporate and Other	(110)	(40)	(100)	(61)
Net Income Attributable to DTE Energy Company	$229	$322	$674	$635

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues
Utility operations	$1,682	$1,611	$3,136	$3,077
Non-utility operations	4	5	9	9
	1,686	1,616	3,145	3,086
Operating Expenses
Fuel and purchased power — utility	435	420	845	787
Operation and maintenance	368	333	713	717
Depreciation and amortization	380	357	762	710
Taxes other than income	88	88	182	172
	1,271	1,198	2,502	2,386
Operating Income	415	418	643	700
Other (Income) and Deductions	107	102	215	195
Income Tax Expense (Benefit)	(10)	38	(13)	56
Net Income Attributable to DTE Energy Company	$318	$278	$441	$449
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

Operating Revenues increased $70 million and $59 million in the three and six months ended June 30, 2025, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Interconnection sales	$61	$114
Implementation of new rates	54	82
Rate mix	14	25
Weather	(31)	22
Power Supply Cost Recovery(a)	(19)	(27)
Base sales	(17)	(39)
Regulatory Mechanism — RPS(b)	2	(122)
Other regulatory mechanisms and other	6	4
	$70	$59
______________________________
(a)For the six months ended June 30, 2025, the variance includes an MPSC disallowance of $28 million resulting from an order in DTE Electric's 2022 PSCR reconciliation case. The disallowance reduced the amount of power supply costs recoverable from customers, which had a flow-through impact of approximately $5 million higher interest expense recorded separately to Other (Income) and Deductions.
(b)For the six months ended June 30, 2025, the change is primarily driven by the impact of solar ITCs recognized for assets placed in service in the first quarter. This impact is offset in Income Tax Expense (Benefit) throughout 2025.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands of MWh)
DTE Electric Sales
Residential	3,577	3,660	7,237	7,151
Commercial	3,912	4,031	7,798	7,925
Industrial	2,051	2,203	4,104	4,314
Other	42	43	95	97
	9,582	9,937	19,234	19,487
Interconnection sales	3,083	2,166	5,583	3,428
Total DTE Electric Sales	12,665	12,103	24,817	22,915

DTE Electric Deliveries
Retail and wholesale	9,582	9,937	19,234	19,487
Electric retail access	1,142	1,120	2,220	2,170
Total DTE Electric Sales and Deliveries	10,724	11,057	21,454	21,657
Fuel and purchased power — utility expense increased $15 million and $58 million in the three and six months ended June 30, 2025, respectively. The increase in both periods was due to the following:

Three Months
(In millions)
Gas - higher prices and consumption	$21
Nuclear fuel - higher amortization due to refueling outage in 2024	8
Coal - lower prices, partially offset by higher consumption	(18)
Other	4
$15

Six Months
(In millions)
Coal - higher consumption, partially offset by lower prices	$42
Gas - higher prices, partially offset by lower consumption	12
Nuclear fuel - higher amortization due to refueling outage in 2024	12
Higher transmission expenses	8
Purchased power - lower volumes primarily due to higher generation, partially offset by higher prices	(27)
Other	11
$58
Operation and maintenance expense increased $35 million and decreased $4 million in the three and six months ended June 30, 2025, respectively. The increase in the second quarter was primarily due to higher plant generation expense of $11 million, higher corporate support costs of $7 million, higher legal expense of $6 million, higher distribution operations expense of $5 million, and higher benefits and other compensation expense of $5 million. The decrease in the six-month period was primarily due to one-time costs in 2024 of $32 million resulting from the voluntary separation incentive program, partially offset by higher benefits and other compensation expense of $11 million, higher EWR expense of $9 million, and higher legal expense of $9 million.
Depreciation and amortization expense increased $23 million and $52 million in the three and six months ended June 30, 2025, respectively. The increase in both periods was primarily due to higher depreciable base.
Taxes other than income increased $10 million in the six months ended June 30, 2025. The increase in the six-month period was primarily due to higher property taxes.
Other (Income) and Deductions increased $5 million and $20 million in the three and six months ended June 30, 2025, respectively. The increase in the second quarter was primarily due to higher net interest expense of $14 million, partially offset by higher investment earnings of $4 million, and higher AFUDC equity of $3 million The increase in the six-month period was primarily due to higher net interest expense of $29 million, partially offset by higher AFUDC equity of $9 million.
Income Tax Expense (Benefit) changed $48 million and $69 million in the three and six months ended June 30, 2025, respectively. The change in both periods was primarily due to higher investment tax credits in 2025 and lower earnings, partially offset by lower production tax credits in 2025.
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

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Utility operations	$316	$289	$1,192	$1,000

Operating Expenses
Cost of gas — utility	45	38	376	299
Operation and maintenance	149	128	305	264
Depreciation and amortization	55	55	109	109
Taxes other than income	33	32	70	64
	282	253	860	736
Operating Income	34	36	332	264
Other (Income) and Deductions	26	21	55	46
Income Tax Expense	2	3	65	52
Net Income Attributable to DTE Energy Company	$6	$12	$212	$166
Operating Revenues — Utility operations increased $27 million and $192 million in the three and six months ended June 30, 2025, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Gas Cost Recovery	$8	$77
Weather	24	76
Implementation of new rates	16	61
Midstream storage and transportation revenues	3	8
Regulatory mechanism — RDM	2	8
Regulatory mechanism — EWR	2	6
Normalized base sales	(13)	(18)
Infrastructure recovery mechanism	(19)	(37)
Other	4	11
	$27	$192
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Bcf)
Gas Markets
Gas sales	19	15	90	76
End-user transportation	32	37	80	88
	51	52	170	164
Intermediate transportation	139	114	303	265
Total	190	166	473	429

Cost of gas — utility expense increased $7 million and $77 million in the three and six months ended June 30, 2025, respectively. The increase in the second quarter was primarily due to higher sales volumes of $11 million, partially offset by lower cost of gas of $4 million. The increase in the six-month period was primarily due to higher sales volumes of $57 million and higher cost of gas of $20 million.
Operation and maintenance expense increased $21 million and $41 million in the three and six months ended June 30, 2025, respectively. The increase in the second quarter was primarily due to higher gas operations expense of $12 million, higher EWR expense of $3 million, higher corporate support costs of $3 million, and higher benefits and other compensation expense of $2 million. The increase in the six-month period was primarily due to higher gas operations expense of $25 million, higher EWR expense of $7 million, higher uncollectible expense of $6 million, higher legal expense of $6 million, and higher corporate support costs of $3 million, partially offset by one-time costs resulting from the voluntary separation incentive program of $8 million in the prior year that did not repeat in 2025.
Taxes other than income increased $1 million and $6 million in the three and six months ended June 30, 2025, respectively. The increase in the six-month period was primarily due to higher property taxes.
Other (Income) and Deductions increased $5 million and $9 million in the three and six months ended June 30, 2025, respectively. The increase in the second quarter was primarily due to higher interest expense of $4 million. The increase in the six-month period was primarily due to higher interest expense of $7 million and higher other expense of $2 million.
Income Tax Expense decreased $1 million and increased $13 million in the three and six months ended June 30, 2025, respectively. The increase in the six-month period was primarily due to higher earnings.
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

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Non-utility operations	$169	$181	$357	$365

Operating Expenses
Fuel, purchased power, and gas — non-utility	82	92	179	192
Operation and maintenance	70	75	130	133
Depreciation and amortization	14	14	29	29
Taxes other than income	4	3	9	6
Asset (gains) losses and impairments, net	(1)	—	(2)	(1)
	169	184	345	359
Operating Income (Loss)	—	(3)	12	6
Other (Income) and Deductions	(18)	(44)	(37)	(43)
Income Taxes
Expense	4	10	12	12
Tax credits	(17)	(2)	(33)	(4)
	(13)	8	(21)	8
Net Income Attributable to DTE Energy Company	$31	$33	$70	$41

Operating Revenues — Non-utility operations decreased $12 million and $8 million in the three and six months ended June 30, 2025, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Lower demand and prices in the Steel business	$(20)	$(54)
New project in the On-site business	—	3
Higher prices in the On-site business	2	8
Higher sales in the Renewables business	6	35
	$(12)	$(8)
Fuel, purchased power, and gas — non-utility expense decreased $10 million and $13 million in the three and six months ended June 30, 2025, respectively. The decrease in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Lower demand and prices in the Steel business	$(18)	$(46)
New project in the On-site business	—	1
Higher prices in the On-site business	2	6
Higher sales in the Renewables business	6	26
	$(10)	$(13)
Operation and maintenance expense decreased $5 million and $3 million in the three and six months ended June 30, 2025, respectively. The decrease in the second quarter was primarily due to lower costs in the Renewables business of $4 million. The decrease in the six-month period was primarily due to lower costs in the Renewables business of $6 million, partially offset by higher costs in the Steel business of $3 million.
Taxes other than income expense increased $1 million and $3 million in the three and six months ended June 30, 2025, respectively. The increase in the six-month period was primarily due to higher property taxes associated with a new project in the On-site business.
Other (Income) and Deductions decreased $26 million and $6 million in the three and six months ended June 30, 2025, respectively. The decrease in the second quarter was primarily due to a gain in the Renewables business of $25 million attributed to the sale of a partnership interest in the prior year. The decrease in the six-month period was primarily due to the prior year gain of $25 million in the Renewables business and higher interest expense of $3 million, partially offset by higher equity earnings of $14 million and higher interest income of $9 million primarily associated with a new project in the On-site business.
Income Taxes — Tax credits increased $15 million and $29 million in the three and six months ended June 30, 2025, respectively. The increase in both periods was primarily due to higher estimated production tax credits in the Renewables business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Non-utility operations	$1,324	$837	$3,350	$1,770

Operating Expenses
Purchased power, gas, and other — non-utility	1,320	763	3,226	1,668
Operation and maintenance	21	21	50	47
Depreciation and amortization	2	1	3	2
Taxes other than income	2	—	4	3
	1,345	785	3,283	1,720
Operating Income (Loss)	(21)	52	67	50
Other (Income) and Deductions	—	—	(1)	(3)
Income Tax Expense (Benefit)	(5)	13	17	13
Net Income (Loss) Attributable to DTE Energy Company	$(16)	$39	$51	$40
Operating Revenues — Non-utility operations increased $487 million and $1,580 million in the three and six months ended June 30, 2025, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - $462 primarily due to higher gas prices, $35 settled financial hedges	$497
Unrealized MTM - $29 gains compared to $73 gains in the prior period	(44)
Other realized gain (loss)	34
$487

Six Months
(In millions)
Realized gas structured and gas transportation strategies - $1,215 primarily due to higher gas prices, $22 settled financial hedges	$1,237
Unrealized MTM - $141 gains compared to ($78) losses in the prior period	219
Other realized gain (loss)	124
$1,580
Purchased power, gas, and other — non-utility expense increased $557 million and $1,558 million in the three and six months ended June 30, 2025, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily higher gas prices	$502
Unrealized MTM - $46 losses compared to $21 losses in the prior period	25
Other realized (gain) loss	30
$557

Six Months
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$1,262
Unrealized MTM - $146 losses compared to ($38) gains in the prior period	184
Other realized (gain) loss	112
$1,558
Operation and maintenance expense increased $3 million in the six months ended June 30, 2025. The increase in the six-month period was primarily due to higher compensation costs.
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
Operating Income (Loss) decreased $73 million for the three months ended June 30, 2025, which includes a $59 million unfavorable change in timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $5 million unfavorable change in timing related gains primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income (Loss) increased $17 million for the six months ended June 30, 2025, which includes a $104 million unfavorable change in timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes a $89 million favorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net loss of $110 million and $100 million for the three and six months ended June 30, 2025, respectively, represents an increase of $70 million and $39 million from the net loss of $40 million and $61 million in the comparable 2024 periods. The increase in the second quarter was primarily due to effective income tax rate adjustments, higher state income taxes, including the $14 million impact from the Illinois state tax law change, and higher interest expense. The increase in the six-month period was primarily due to higher net interest expense and higher state income taxes.
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

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$88	$51
Net cash from operating activities	1,729	1,801
Net cash used for investing activities	(2,022)	(3,524)
Net cash from financing activities	289	1,759
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(4)	36
Cash, Cash Equivalents, and Restricted Cash at End of Period	$84	$87
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $72 million in 2025. The decrease was primarily due to decreases in cash related to Deferred income taxes and working capital items, partially offset by increases in Net Income and Depreciation and amortization.
The change in working capital items in 2025 was primarily due to decreases in cash related to Derivative assets and liabilities, Regulatory assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by increases in cash related to Accounts receivable, net, Accounts payable, and Accrued pension liability.
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

Net cash used for investing activities decreased by $1.5 billion in 2025 primarily due to decreases in utility plant and equipment expenditures, Notes receivable, and the Investment in time deposits in 2024.
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
Net cash from financing activities decreased by $1.5 billion in 2025 primarily due to decreases in cash related to lower Issuance of long-term debt, net of discount and issuance costs and higher Redemption of long-term debt, partially offset by lower cash used for the repayment of Short-term borrowings, net.
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
Uses of Cash
DTE Energy has $248 million in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt.
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

Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $348 million.
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
Liquidity
DTE Energy has approximately $2.3 billion of available liquidity at June 30, 2025, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2024	$72
Reclassified to realized upon settlement	(128)
Changes in fair value recorded to income	117
Amounts recorded to unrealized income	(11)
Changes in fair value recorded in Regulatory liabilities	26
Amounts recorded in other comprehensive income, pre-tax	(20)
Change in collateral	(24)
MTM at June 30, 2025	$43
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2028 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2025	2026	2027	2028 and Beyond	Total Fair Value
	(In millions)
Level 1	$(7)	$28	$4	$(5)	$20
Level 2	9	28	11	2	50
Level 3	45	(15)	(5)	(11)	14
MTM before collateral adjustments	$47	$41	$10	$(14)	84
Collateral adjustments					(41)
MTM at June 30, 2025					$43

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
Credit Risk
Allowance for Doubtful Accounts and Notes Receivable
The Registrants regularly review contingent matters, existing and future economic conditions, customer trends and other factors relating to customers and their contracts and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss. The Registrants manage this risk by working at the state and federal levels to promote funding programs for low-income customers, providing energy assistance programs and support, and promoting timely customer payments through adherence to MPSC billing practice rules relating to payment arrangements, energy disconnects, and restores.
Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2025:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$394	$—	$394
BBB+ and BBB	332	—	332
BBB-	3	—	3
Total Investment Grade	729	—	729
Non-investment grade(b)	5	—	5
Internally Rated — investment grade(c)	444	—	444
Internally Rated — non-investment grade(d)	45	(2)	43
Total	$1,223	$(2)	$1,221
_______________________________________
(a)This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB-assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 24% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of June 30, 2025, DTE Energy had floating rate debt of $597 million and a floating rate debt-to-total debt ratio of 2.6%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2025 and 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2025	2024	2025	2024	Change in the Fair Value of
	(In millions)
Environmental contracts	$(6)	$(10)	$6	$10	Commodity contracts
Gas contracts	$40	$32	$(40)	$(31)	Commodity contracts
Power contracts	$2	$(5)	$(2)	$5	Commodity contracts
Oil contracts	$—	$—	$—	$—	Commodity contracts
Interest rate risk — DTE Energy	$(823)	$(801)	$883	$860	Long-term debt
Interest rate risk — DTE Electric	$(534)	$(510)	$582	$556	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2025:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2025 — 04/30/2025	10,859	$112.25	—	—	—
05/01/2025 — 05/31/2025	262	$132.84	—	—	—
06/01/2025 — 06/30/2025	1,694	$118.24	—	—	—
Total	12,815		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended June 30, 2025, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Supplemental Indenture dated as of May 1, 2025, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (2025 Series B,C,D)

		X	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibit incorporated by reference:

10.1	DTE Energy Company 2025 Long-Term Incentive Plan (incorporated herein by reference to Exhibit A to DTE Energy’s Definitive Proxy Statement filed March 13, 2025)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 29, 2025
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)