Form 10-Q
period 2025-09-30
DTE ENERGY CO; DTE Electric Co
filed 2025-10-30
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1221
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	DTE	New York Stock Exchange

DTE Energy	2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

DTE Energy	2020 Series G 4.375% Junior Subordinated Debentures due 2080	DTB	New York Stock Exchange

DTE Energy	2021 Series E 4.375% Junior Subordinated Debentures due 2081	DTG	New York Stock Exchange

DTE Energy	2025 Series H 6.25% Junior Subordinated Debentures due 2085	DTK	New York Stock Exchange

DTE Electric Company (DTE Electric)	None		None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2025:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,683,012

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,223	$1,903	$6,509	$5,938
Non-utility operations	1,304	1,003	4,877	3,083
	3,527	2,906	11,386	9,021
Operating Expenses
Fuel, purchased power, and gas — utility	502	453	1,631	1,488
Fuel, purchased power, gas, and other — non-utility	1,175	832	4,517	2,666
Operation and maintenance	583	547	1,754	1,680
Depreciation and amortization	464	438	1,367	1,288
Taxes other than income	134	119	399	364
Asset (gains) losses and impairments, net	50	—	48	(1)
	2,908	2,389	9,716	7,485
Operating Income	619	517	1,670	1,536

Other (Income) and Deductions
Interest expense	271	252	777	703
Interest income	(26)	(48)	(74)	(102)
Other income	(54)	(54)	(147)	(146)
Other expenses	15	11	44	33
	206	161	600	488
Income Before Income Taxes	413	356	1,070	1,048

Income Tax Benefit	(6)	(121)	(23)	(64)

Net Income Attributable to DTE Energy Company	$419	$477	$1,093	$1,112

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.02	$2.30	$5.26	$5.37

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.01	$2.30	$5.26	$5.36

Weighted Average Common Shares Outstanding
Basic	207	207	207	207
Diluted	207	207	207	207

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net Income	$419	$477	$1,093	$1,112

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $—.$—,$1,$1, respectively	1	1	3	3
Net unrealized gains (losses) on derivatives, net of taxes of $(2), $(4), $(4), and $8, respectively	(6)	(14)	(13)	24
Foreign currency translation	(2)	1	2	(2)
Other comprehensive income (loss)	(7)	(12)	(8)	25

Comprehensive Income Attributable to DTE Energy Company	$412	$465	$1,085	$1,137

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$34	$24
Restricted cash	45	64
Accounts receivable (less allowance for doubtful accounts of $72 and $70, respectively)
Customer	1,397	1,690
Other	185	137
Inventories
Fuel and gas	443	443
Materials, supplies, and other	1,110	802
Derivative assets	103	162
Regulatory assets	82	50
Prepaid property tax	209	92
Other	154	143
	3,762	3,607
Investments
Nuclear decommissioning trust funds	2,480	2,256
Investments in equity method investees	130	128
Other	192	176
	2,802	2,560
Property
Property, plant, and equipment	43,360	40,840
Accumulated depreciation and amortization	(10,707)	(9,947)
	32,653	30,893
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,247	6,771
Securitized regulatory assets	637	690
Intangible assets	190	144
Notes receivable	1,272	898
Derivative assets	69	85
Prepaid postretirement costs	764	705
Operating lease right-of-use assets	263	188
Other	376	312
	12,811	11,786
Total Assets	$52,028	$48,846

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,312	$1,387
Accrued interest	300	224
Dividends payable	226	226
Short-term borrowings	216	1,067
Current portion long-term debt, including securitization bonds and finance leases	326	1,296
Derivative liabilities	48	118
Regulatory liabilities	114	181
Operating lease liabilities	26	21
Deferred revenue	260	135
Other	438	451
	3,266	5,106
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	22,424	19,153
Securitization bonds	582	635
Junior subordinated debentures	1,475	884
Finance lease liabilities	15	18
	24,496	20,690
Other Liabilities
Deferred income taxes	3,087	2,958
Regulatory liabilities	2,893	2,856
Asset retirement obligations	4,413	4,031
Unamortized investment tax credit	401	269
Derivative liabilities	55	57
Accrued pension liability	187	214
Accrued postretirement liability	232	233
Nuclear decommissioning	393	353
Operating lease liabilities	232	167
Other	210	208
	12,103	11,346
Commitments and Contingencies (Notes 7 and 14)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,683,012 and 207,171,582 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	6,835	6,779
Retained earnings	5,357	4,946
Accumulated other comprehensive loss	(34)	(26)
Total DTE Energy Company Equity	12,158	11,699
Noncontrolling interests	5	5
Total Equity	12,163	11,704
Total Liabilities and Equity	$52,028	$48,846

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Operating Activities
Net Income	$1,093	$1,112
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,367	1,288
Nuclear fuel amortization	50	38
Allowance for equity funds used during construction	(72)	(62)
Deferred income taxes	70	16
Equity (earnings) of equity method investees	(16)	(36)
Dividends from equity method investees	2	2
Asset (gains) losses and impairments, net	48	(1)
Changes in assets and liabilities:
Accounts receivable, net	252	174
Inventories	(304)	(337)
Prepaid postretirement benefit costs	(59)	(51)
Accounts payable	(97)	(89)
Accrued pension liability	(27)	(64)
Accrued postretirement liability	(1)	—
Derivative assets and liabilities	17	43
Regulatory assets and liabilities	144	505
Other current and noncurrent assets and liabilities	(106)	21
Net cash from operating activities	2,361	2,559
Investing Activities
Plant and equipment expenditures — utility	(2,999)	(3,170)
Plant and equipment expenditures — non-utility	(67)	(50)
Acquisition related to business combination, net of cash acquired	(211)	—
Proceeds from sale of assets	5	46
Proceeds from sale of nuclear decommissioning trust fund assets	592	438
Investment in nuclear decommissioning trust funds	(596)	(440)
Distributions from equity method investees	8	20
Contributions to equity method investees	—	(4)
Notes receivable	(351)	(443)
Investment in time deposits	—	(1,050)
Other	(64)	(60)
Net cash used for investing activities	(3,683)	(4,713)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	4,024	4,215
Redemption of long-term debt	(1,200)	(143)
Short-term borrowings, net	(851)	(317)
Dividends paid on common stock	(653)	(607)
Other	(7)	(22)
Net cash from financing activities	1,313	3,126
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(9)	972
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	88	51
Cash, Cash Equivalents, and Restricted Cash at End of Period	$79	$1,023

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$441	$503

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($1.09 per Common Share)	—	—	(226)	—	—	(226)
Issuance of common stock	73	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Stock-based compensation and other	271	(2)	(2)	—	1	(3)
Balance, March 31, 2025	207,516	$6,786	$5,163	$(28)	$6	$11,927
Net Income	—	—	229	—	—	229
Dividends declared on common stock ($2.18 per Common Share)	—	—	(453)	—	—	(453)
Issuance of common stock	67	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	1	—	1
Stock-based compensation and other	5	15	1	—	(1)	15
Balance, June 30, 2025	207,588	$6,809	$4,940	$(27)	$5	$11,727
Net Income	—	—	419	—	—	419
Issuance of common stock	64	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Stock-based compensation and other	31	17	(2)	—	—	15
Balance, September 30, 2025	207,683	$6,835	$5,357	$(34)	$5	$12,163

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	313	—	—	313
Dividends declared on common stock ($1.02 per Common Share)	—	—	(211)	—	—	(211)
Issuance of common stock	84	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	25	—	25
Stock-based compensation and other	496	(12)	(1)	—	—	(13)
Balance, March 31, 2024	206,937	$6,710	$4,505	$(42)	$5	$11,178
Net Income	—	—	322	—	—	322
Dividends declared on common stock ($2.04 per Common Share)	—	—	(422)	—	—	(422)
Issuance of common stock	83	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	12	—	12
Stock-based compensation and other	—	13	(1)	—	1	13
Balance, June 30, 2024	207,020	$6,732	$4,404	$(30)	$6	$11,112
Net Income	—	—	477	—	—	477
Issuance of common stock	75	8	—	—	—	8
Other comprehensive loss, net of tax	—	—	—	(12)	—	(12)
Stock-based compensation and other	6	14	(1)	—	—	13
Balance, September 30, 2024	207,101	$6,754	$4,880	$(42)	$6	$11,598

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Utility operations	$2,037	$1,695	$5,173	$4,772

Operating Expenses
Fuel and purchased power — utility	548	463	1,400	1,256
Operation and maintenance	359	350	1,071	1,062
Depreciation and amortization	383	360	1,137	1,063
Taxes other than income	101	90	283	262
Asset (gains) losses and impairments, net	47	—	47	—
	1,438	1,263	3,938	3,643
Operating Income	599	432	1,235	1,129

Other (Income) and Deductions
Interest expense	142	128	411	369
Interest income	(3)	(2)	(6)	(6)
Non-operating retirement benefits, net	(1)	(3)	(4)	(3)
Other income	(45)	(41)	(123)	(105)
Other expenses	14	12	40	33
	107	94	318	288
Income Before Income Taxes	492	338	917	841

Income Tax Benefit	(13)	(100)	(27)	(45)

Net Income	$505	$438	$944	$886

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net Income	$505	$438	$944	$886
Other comprehensive income	—	—	—	—
Comprehensive Income	$505	$438	$944	$886

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$6	$11
Restricted cash	41	48
Accounts receivable (less allowance for doubtful accounts of $46 for both periods)
Customer	797	734
Affiliates	15	6
Other	65	58
Inventories
Fuel	109	193
Materials and supplies	669	537
Notes receivable
Affiliates	—	42
Regulatory assets	78	39
Prepaid property tax	156	67
Other	37	34
	1,973	1,769
Investments
Nuclear decommissioning trust funds	2,480	2,256
Other	71	67
	2,551	2,323
Property
Property, plant, and equipment	32,752	30,801
Accumulated depreciation and amortization	(8,023)	(7,404)
	24,729	23,397
Other Assets
Regulatory assets	6,697	6,187
Securitized regulatory assets	637	690
Prepaid postretirement costs — affiliates	463	428
Operating lease right-of-use assets	229	159
Other	468	268
	8,494	7,732
Total Assets	$37,747	$35,221

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$71	$64
Other	689	681
Accrued interest	149	128
Current portion long-term debt, including securitization bonds and finance leases	255	425
Regulatory liabilities	60	156
Short-term borrowings
Affiliates	1,076	—
Other	216	666
Operating lease liabilities	22	18
Other	210	204
	2,748	2,342
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,941	10,825
Securitization bonds	582	635
Finance lease liabilities	6	8
	12,529	11,468
Other Liabilities
Deferred income taxes	3,508	3,393
Regulatory liabilities	1,809	1,753
Asset retirement obligations	4,163	3,791
Unamortized investment tax credit	401	269
Nuclear decommissioning	393	353
Accrued pension liability — affiliates	237	248
Accrued postretirement liability — affiliates	224	225
Operating lease liabilities	203	142
Other	69	83
	11,007	10,257
Commitments and Contingencies (Notes 7 and 14)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	7,995	7,995
Retained earnings	3,468	3,159
Total Shareholder’s Equity	11,463	11,154
Total Liabilities and Shareholder’s Equity	$37,747	$35,221

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Operating Activities
Net Income	$944	$886
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,137	1,063
Nuclear fuel amortization	50	38
Allowance for equity funds used during construction	(71)	(60)
Deferred income taxes	65	32
Asset (gains) losses and impairments, net	47	—
Changes in assets and liabilities:
Accounts receivable, net	(79)	(127)
Inventories	(48)	(112)
Accounts payable	32	9
Prepaid postretirement benefit costs — affiliates	(35)	(28)
Accrued pension liability — affiliates	(11)	(38)
Accrued postretirement liability — affiliates	(1)	(1)
Regulatory assets and liabilities	86	432
Other current and noncurrent assets and liabilities	(254)	(228)
Net cash from operating activities	1,862	1,866
Investing Activities
Plant and equipment expenditures	(2,562)	(2,609)
Proceeds from sale of nuclear decommissioning trust fund assets	592	438
Investment in nuclear decommissioning trust funds	(596)	(440)
Notes receivable and other	(175)	(41)
Net cash used for investing activities	(2,741)	(2,652)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,291	993
Redemption of long-term debt	(400)	(143)
Short-term borrowings, net — affiliates	1,076	142
Short-term borrowings, net — other	(450)	413
Dividends paid on common stock	(635)	(582)
Other	(15)	(15)
Net cash from financing activities	867	808
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(12)	22
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	32
Cash, Cash Equivalents, and Restricted Cash at End of Period	$47	$54

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$352	$394

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	121	121
Dividends declared on common stock	—	—	—	(211)	(211)
Balance, March 31, 2025	138,632	$1,386	$6,609	$3,069	$11,064
Net Income	—	—	—	318	318
Dividends declared on common stock	—	—	—	(212)	(212)
Balance, June 30, 2025	138,632	$1,386	$6,609	$3,175	$11,170
Net Income	—	—	—	505	505
Dividends declared on common stock	—	—	—	(212)	(212)
Balance, September 30, 2025	138,632	$1,386	$6,609	$3,468	$11,463

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	170	170
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, March 31, 2024	138,632	$1,386	$5,975	$2,839	$10,200
Net Income	—	—	—	278	278
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, June 30, 2024	138,632	$1,386	$5,975	$2,923	$10,284
Net Income	—	—	—	438	438
Dividends declared on common stock	—	—	—	(194)	(194)
Balance, September 30, 2024	138,632	$1,386	$5,975	$3,167	$10,528

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2025, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2025, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	September 30, 2025		December 31, 2024
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$6	$—	$6	$—
Restricted cash	45	41	64	48
Accounts receivable	25	5	27	6
Securitized regulatory assets	637	637	690	690
Notes receivable(a)	665	—	657	—
Other current and long-term assets	1	—	1	—
	$1,379	$683	$1,445	$744

LIABILITIES
Accounts payable	$21	$—	$26	$—
Accrued interest	4	3	12	12
Regulatory liabilities — current	25	25	27	27
Securitization bonds(b)	657	657	706	706
Other current and long-term liabilities	13	—	20	—
	$720	$685	$791	$745
_______________________________________
(a)At September 30, 2025 and December 31, 2024, Notes receivable includes $16 million and $14 million, respectively, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $75 million and $71 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended September 30, 2025 and December 31, 2024, respectively.
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $64 million and $65 million at September 30, 2025 and December 31, 2024, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Allowance for equity funds used during construction	$26	$24	$72	$62
Contract services	11	8	31	21
Equity earnings of equity method investees	5	12	16	36
Investment income(a)	8	7	16	16
Other	4	3	12	11
	$54	$54	$147	$146
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Allowance for equity funds used during construction	$25	$23	$71	$60
Contract services	11	8	31	21
Investment income(a)	5	6	12	13
Other	4	4	9	11
	$45	$41	$123	$105
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
For information on equity earnings of equity method investees by segment, see Note 16 to the Consolidated Financial Statements, "Segment and Related Information."
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and nine months ended September 30, 2025 and 2024, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	4.2	5.0	4.2	4.3
Investment tax credits	(13.2)	(34.2)	(13.5)	(13.6)
Production tax credits	(10.8)	(17.2)	(10.6)	(10.9)
TCJA regulatory liability amortization	(4.7)	(6.2)	(4.6)	(5.1)
AFUDC equity	(1.4)	(1.6)	(1.5)	(1.3)
Enactment of Illinois income tax legislation, net of federal benefit	—	—	1.3	—
Valuation allowance due to enactment of federal income tax legislation	4.0	—	1.6	—
Other	(0.4)	(0.6)	—	(0.5)
Effective income tax rate	(1.3)%	(33.8)%	(2.1)%	(6.1)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.6	6.2	5.6	5.7
Investment tax credits	(15.6)	(28.7)	(15.9)	(11.7)
Production tax credits	(6.6)	(19.3)	(6.7)	(13.1)
TCJA regulatory liability amortization	(4.6)	(6.4)	(4.6)	(5.3)
AFUDC equity	(1.8)	(1.9)	(1.9)	(1.6)
Other	(0.8)	(0.5)	(0.5)	(0.3)
Effective income tax rate	(2.8)%	(29.6)%	(3.0)%	(5.3)%
DTE Electric had federal income tax receivables with DTE Energy of $9 million and $5 million at September 30, 2025 and December 31, 2024, respectively, and a state income tax receivable with DTE Energy of $3 million at September 30, 2025. Income tax receivables with DTE Energy are included in Accounts receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
In the third quarter of 2025, DTE Electric sold $89 million of certain eligible nuclear PTCs generated in 2024, net of discount, under the transferability provisions of the Inflation Reduction Act of 2022. The benefit of these PTCs was provided to customers through the regulatory construct of the PSCR mechanism. These tax credit sales are subject to standard indemnifications up to the cash received. Payments under these indemnifications are considered remote.
On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. As a result of the OBBB, DTE Energy recorded a valuation allowance of $16 million related to their charitable contribution carryforward in the third quarter. While the OBBB included many tax changes, the Registrants do not currently expect the bill to have any additional significant impacts to their financial statements for 2025.
Unrecognized Compensation Costs
As of September 30, 2025, DTE Energy had $78 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $11 million and $9 million for the three months ended September 30, 2025 and 2024, respectively, while such allocation was $30 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The following represents the Registrants' financing receivables by year of origination as determined by the date the original agreement was executed, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2025.

	DTE Energy				DTE Electric(a)
	Year of Origination
	2025	2024	2023 and Prior	Total	2025 and Prior
	(In millions)
Notes receivable
Internal grade 1	$131	$4	$27	$162	$158
Internal grade 2	2	853	253	1,108	—
Total notes receivable(b)	$133	$857	$280	$1,270	$158

Net investment in leases
Internal grade 1	$—	$—	$35	$35	$—
Internal grade 2	—	2	—	2	—
Total net investment in leases(b)	$—	$2	$35	$37	$—
_______________________________________
(a)For DTE Electric, $131 million is included in Internal grade 1 with a 2025 year of origination.
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
Notes receivable for DTE Energy are primarily comprised of finance lease receivables and loans that are included in Notes Receivable and Other current assets on DTE Energy's Consolidated Statements of Financial Position. Notes receivable for DTE Electric are primarily comprised of MISO deposits and loans.
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2025	$69	$3	$72	$46
Current period provision	59	—	59	36
Write-offs charged against allowance	(85)	—	(85)	(55)
Recoveries of amounts previously written off	28	—	28	19
Ending reserve balance, September 30, 2025	$71	$3	$74	$46
_______________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2024	$62	$1	$63	$41
Current period provision	74	2	76	49
Write-offs charged against allowance	(108)	—	(108)	(70)
Recoveries of amounts previously written off	41	—	41	26
Ending reserve balance, December 31, 2024	$69	$3	$72	$46
_______________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
DTE Energy	$14	$27	$60	$65
DTE Electric	$13	$22	$36	$43
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2025.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosure, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state and foreign based on quantitative threshold. The ASU is effective for the Registrants for annual periods beginning after December 15, 2024. The guidance shall be applied on a prospective basis with the option to apply retrospectively. The Registrants will apply the guidance on a retrospective basis beginning with the combined DTE Energy and DTE Electric Annual Report on Form 10-K for the year ended December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended. The amendments in this update require disaggregated disclosure of income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for the Registrants for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The guidance may be applied on a prospective or retrospective basis. Early adoption is permitted. The Registrants will apply the guidance upon the effective date.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for the Registrants for annual and interim periods beginning after December 15, 2025. The guidance should be applied on a prospective basis. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update modernize the accounting guidance for the costs to develop software for internal use. The amendments remove all references to a sequential software development method (referred to as "project stages") throughout ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing eligible costs. The ASU is effective for the Registrants for annual and interim periods beginning after December 15, 2027. The guidance may be applied on a prospective, retrospective, or modified transition basis. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — ACQUISITION
Electric Segment Acquisition
Effective August 14, 2025, DTE Sustainable Generation closed on the purchase of a 123 MW cogeneration facility, located in Michigan, from Osaka Gas USA Corporation. The acquisition adds generating capacity to DTE Energy's portfolio. Direct transaction costs, primarily related to advisory fees, were immaterial and were included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations for the period incurred. The fair value of consideration provided for the acquisition was approximately $216 million, including preliminary working capital adjustments. The purchase price, which was paid in cash, is subject to final working capital settlement adjustments that will be determined subsequent to the third quarter of 2025.
The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values as shown below:

(In millions)
Cash	$5
Contract intangibles	57
Property, plant, and equipment, net	135
Working capital, other assets and liabilities	19
Total	$216
The intangible assets recorded pertain to existing customer contracts and were estimated by applying the income approach, based on discounted projected cash flows attributable to the existing agreements. The contract intangible assets are amortized on a straight-line basis with remaining useful lives of 5 years in conjunction with the associated contracts' remaining terms. The pro forma financial information has not been presented for DTE Energy because the effects of the acquisition were not material to DTE Energy’s Consolidated Statements of Operations.
The acquired project constitutes non-utility operations and related revenues are classified accordingly as Operating Revenues — Non-utility operations within DTE Energy's Consolidated Statements of Operations and the Electric segment Results of Operations. Refer to Note 16 to the Consolidated Financial Statements, "Segment and Related Information."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Electric(a)
Residential	$968	$946	$2,421	$2,390
Commercial	606	632	1,671	1,759
Industrial	169	189	493	559
Other(b)	308	(70)	611	75
Total Electric operating revenues	$2,051	$1,697	$5,196	$4,783

Gas
Gas sales	$112	$125	$1,033	$891
End User Transportation	44	45	186	180
Intermediate Transportation	15	15	62	60
Other(b)	38	45	120	99
Total Gas operating revenues	$209	$230	$1,401	$1,230

Other segment operating revenues
DTE Vantage	$163	$190	$520	$555
Energy Trading	$1,179	$840	$4,529	$2,610
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $14 million and $2 million of Other revenues related to DTE Sustainable Generation for the three months ended September 30, 2025 and 2024, respectively, and $23 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Electric — Alternative Revenue Programs	$—	$—	$1	$—
Electric — Other revenues	$7	$11	$17	$20
Gas — Alternative Revenue Programs	$—	$1	$—	$9
Gas — Other revenues	$2	$3	$9	$9
DTE Vantage — Leases	$17	$19	$46	$45
Energy Trading — Derivatives	$778	$536	$3,243	$1,781

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Beginning Balance, January 1	$138	$106
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	180	143
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(53)	(34)
Ending Balance, September 30	$265	$215
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2025	$147
2026	117
2027	1
2028	—
2029	—
2030 and thereafter	—
$265
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2025	$47	$4
2026	191	1
2027	146	—
2028	108	—
2029	91	—
2030 and thereafter	372	—
	$955	$5

NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the Asset retirement obligations for the nine months ended September 30, 2025 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2024	$4,031	$3,791
Accretion	176	166
Liabilities incurred	32	32
Liabilities settled	(3)	(3)
Revision in estimated cash flows(a)	177	177
Asset retirement obligations at September 30, 2025	$4,413	$4,163
_______________________________________
(a)Revision in estimated cash flows was primarily due to the impact of the CCR regulations on DTE Electric's coal ash storage facility asset retirement obligations, as well as revision of estimated cash flows related to DTE Electric's Fermi 1 obligations. Refer to Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies," for additional information regarding the CCR regulations.
In the third quarter of 2025, DTE Electric initiated preparatory steps to facilitate the license termination of the Fermi 1 facility, as required by the NRC. The NRC mandates license termination by 2032. Following management's reassessment of project timing and estimated cash flows, the Registrants recorded an additional $47 million accrual related to the decommissioning of Fermi 1. The expense is reflected in Asset (gains) losses and impairments, net in the Registrants' Consolidated Statements of Operations. Key risks to successful project completion remain, primarily due to uncertainties around contamination levels in piping and volume of waste material. The estimate may be revised as more site-specific information becomes available.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — REGULATORY MATTERS
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

NOTE 8 — EARNINGS PER SHARE
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$419	$477	$1,093	$1,112
Less: Allocation of earnings to net restricted stock awards	1	2	3	3
Net income available to common shareholders — basic	$418	$475	$1,090	$1,109

Average number of common shares outstanding — basic	207	207	207	207

Basic Earnings per Common Share	$2.02	$2.30	$5.26	$5.37

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$419	$477	$1,093	$1,112
Less: Allocation of earnings to net restricted stock awards	1	2	3	3
Net income available to common shareholders — diluted	$418	$475	$1,090	$1,109

Average number of common shares outstanding — diluted	207	207	207	207

Diluted Earnings per Common Share	$2.01	$2.30	$5.26	$5.36

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2025 and December 31, 2024. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2025						December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(c)	$24	$—	$—	$—	$—	$24	$11	$—	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	958	—	—	181	—	1,139	856	—	—	147	—	1,003
Fixed income securities	129	452	—	126	—	707	124	414	—	112	—	650
Private equity and other	8	—	—	354	—	362	16	—	—	333	—	349
Hedge funds and similar investments	225	16	—	—	—	241	151	16	—	61	—	228
Cash equivalents	31	—	—	—	—	31	26	—	—	—	—	26
Other investments(d)
Equity securities	81	—	—	—	—	81	72	—	—	—	—	72
Fixed income securities	8	—	—	—	—	8	7	—	—	—	—	7
Cash equivalents	31	—	—	—	—	31	29	—	—	—	—	29
Derivative assets
Commodity contracts(e)
Natural gas	215	30	99	—	(255)	89	242	81	105	—	(285)	143
Electricity	80	76	35	—	(126)	65	67	69	51	—	(116)	71
Environmental & Other	12	43	19	—	(56)	18	1	47	10	—	(46)	12
Other contracts	—	—	—	—	—	—	—	21	—	—	—	21
Total derivative assets	307	149	153	—	(437)	172	310	218	166	—	(447)	247
Total	$1,802	$617	$153	$661	$(437)	$2,796	$1,602	$648	$166	$653	$(447)	$2,622

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(190)	$(30)	$(80)	$—	$230	$(70)	$(217)	$(70)	$(123)	$—	$272	$(138)
Electricity	(86)	(47)	(30)	—	131	(32)	(71)	(52)	(27)	—	114	(36)
Environmental & Other	(12)	(29)	—	—	41	—	(2)	(39)	(3)	—	44	—
Other contracts	—	(1)	—	—	—	(1)	—	(1)	—	—	—	(1)
Total	$(288)	$(107)	$(110)	$—	$402	$(103)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,514	$510	$43	$661	$(35)	$2,693	$1,312	$486	$13	$653	$(17)	$2,447
Assets
Current	$255	$97	$92	$—	$(317)	$127	$223	$170	$106	$—	$(326)	$173
Noncurrent	1,547	520	61	661	(120)	2,669	1,379	478	60	653	(121)	2,449
Total Assets	$1,802	$617	$153	$661	$(437)	$2,796	$1,602	$648	$166	$653	$(447)	$2,622
Liabilities
Current	$(219)	$(74)	$(55)	$—	$300	$(48)	$(219)	$(129)	$(93)	$—	$323	$(118)
Noncurrent	(69)	(33)	(55)	—	102	(55)	(71)	(33)	(60)	—	107	(57)
Total Liabilities	$(288)	$(107)	$(110)	$—	$402	$(103)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,514	$510	$43	$661	$(35)	$2,693	$1,312	$486	$13	$653	$(17)	$2,447
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $22 million and $8 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at September 30, 2025 and December 31, 2024, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Restricted cash	$22	$—	$—	$—	$22	$8	$—	$—	$—	$8
Nuclear decommissioning trusts
Equity securities	958	—	—	181	1,139	856	—	—	147	1,003
Fixed income securities	129	452	—	126	707	124	414	—	112	650
Private equity and other	8	—	—	354	362	16	—	—	333	349
Hedge funds and similar investments	225	16	—	—	241	151	16	—	61	228
Cash equivalents	31	—	—	—	31	26	—	—	—	26
Other investments
Equity securities	30	—	—	—	30	26	—	—	—	26
Cash equivalents	19	—	—	—	19	19	—	—	—	19
Derivative assets — FTRs	—	—	18	—	18	—	—	9	—	9
Total	$1,422	$468	$18	$661	$2,569	$1,226	$430	$9	$653	$2,318

Assets
Current	$22	$—	$18	$—	$40	$8	$—	$9	$—	$17
Noncurrent	1,400	468	—	661	2,529	1,218	430	—	653	2,301
Total Assets	$1,422	$468	$18	$661	$2,569	$1,226	$430	$9	$653	$2,318
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $173 million and $120 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(9)	$(8)	$31	$14	$3	$9	$26	$38
Transfers into Level 3 from Level 2	—	—	—	—	—	2	—	2
Transfers from Level 3 into Level 2	(4)	—	—	(4)	—	—	—	—
Total gains (losses)
Included in earnings(a)	28	130	—	158	7	105	—	112
Recorded in Regulatory liabilities	—	—	(6)	(6)	—	—	2	2
Purchases, issuances, and settlements
Settlements	4	(117)	(6)	(119)	(15)	(87)	(9)	(111)
Net Assets (Liabilities) as of September 30	$19	$5	$19	$43	$(5)	$29	$19	$43
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$37	$19	$—	$56	$(6)	$75	$(10)	$59
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$(5)	$(5)	$—	$—	$2	$2
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(18)	$24	$7	$13	$22	$47	$6	$75
Transfers into Level 3 from Level 2	2	—	—	2	1	1	—	2
Transfers from Level 3 into Level 2	—	—	2	2	—	—	—	—
Total gains (losses)
Included in earnings(a)	(17)	275	2	260	13	196	(1)	208
Recorded in Regulatory liabilities	—	—	20	20	—	—	29	29
Purchases, issuances, and settlements
Settlements	52	(294)	(12)	(254)	(41)	(215)	(15)	(271)
Net Assets (Liabilities) as of September 30	$19	$5	$19	$43	$(5)	$29	$19	$43
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$13	$2	$1	$16	$(25)	$156	$(41)	$90
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$18	$18	$—	$—	$21	$21
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net Assets as of beginning of period	$30	$28	$9	$7
Total gains (losses) recorded in Regulatory liabilities	(6)	2	20	29
Purchases, issuances, and settlements
Settlements	(6)	(9)	(11)	(15)
Net Assets as of September 30	$18	$21	$18	$21
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$(5)	$2	$18	$21
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended September 30, 2025 and 2024.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$99	$(80)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.34)	—	$3.25	/MMBtu	$(0.06)	/MMBtu
Electricity	$35	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(19.55)	—	$18.40	/MWh	$(4.36)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$105	$(123)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.24)	—	$9.96	/MMBtu	$(0.05)	/MMBtu
Electricity	$51	$(27)	Discounted Cash Flow	Forward basis price (per MWh)	$(16.34)	—	$17.28	/MWh	$(2.74)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$1,268	$—	$—	$1,312	$884	$—	$—	$904
Short-term borrowings	$216	$—	$216	$—	$1,067	$—	$1,067	$—
Notes payable(b)	$43	$—	$—	$43	$37	$—	$—	$37
Long-term debt(c)	$24,802	$1,339	$20,931	$1,381	$21,963	$725	$18,283	$1,128
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Affiliates	$—	$—	$—	$—	$42	$—	$—	$42
Notes receivable — Other(a)	$158	$—	$—	$164	$2	$—	$—	$2
Short-term borrowings — Affiliates	$1,076	$—	$—	$1,076	$—	$—	$—	$—
Short-term borrowings — Other	$216	$—	$216	$—	$666	$—	$666	$—
Notes payable(b)	$24	$—	$—	$24	$35	$—	$—	$35
Long-term debt(c)	$12,775	$—	$11,724	$131	$11,881	$—	$10,449	$127
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
For further fair value information on financial and derivative instruments, see Note 10 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2025	December 31, 2024
	(In millions)
Fermi 2	$2,453	$2,234
Fermi 1	3	3
Low-level radioactive waste	24	19
	$2,480	$2,256
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Realized gains	$27	$11	$40	$41
Realized losses	$(9)	$(6)	$(26)	$(22)
Proceeds from sale of securities	$221	$91	$592	$438
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2025			December 31, 2024
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,139	$694	$(9)	$1,003	$558	$(16)
Fixed income securities	707	18	(18)	650	16	(29)
Private equity and other	362	122	(9)	349	106	(8)
Hedge funds and similar investments	241	6	(5)	228	7	(5)
Cash equivalents	31	—	—	26	—	—
	$2,480	$840	$(41)	$2,256	$687	$(58)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2025
(In millions)
Due within one year	$19
Due after one through five years	91
Due after five through ten years	121
Due after ten years	350
$581
Fixed income securities held in nuclear decommissioning trust funds include $126 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2025 and December 31, 2024, DTE Energy securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and nine months ended September 30, 2025 and 2024.

NOTE 10 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2025 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$20	$—
Foreign currency exchange contracts	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$—	$(1)	$20	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$344	$(300)	$428	$(410)
Electricity	191	(163)	187	(150)
Environmental & Other	74	(41)	58	(44)
Foreign currency exchange contracts	—	—	1	—
Total derivatives not designated as hedging instruments	$609	$(504)	$674	$(604)

Current	$420	$(348)	$488	$(441)
Noncurrent	189	(157)	206	(164)
Total derivatives	$609	$(505)	$694	$(605)
The fair value of derivative instruments at DTE Electric was $18 million and $9 million at September 30, 2025 and December 31, 2024, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $1 million issued and outstanding at September 30, 2025 and December 31, 2024, which could be used to offset net Derivative liabilities. There were $9 million letters of credit received from third parties which could be used to offset net Derivative assets at September 30, 2025 and there were none at December 31, 2024. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2025	December 31, 2024
	(In millions)
Cash collateral netted against Derivative assets	$(35)	$(17)
Cash collateral recorded in Accounts receivable(a)	60	29
Cash collateral recorded in Accounts payable(a)	(33)	(5)
Total net cash collateral posted (received)	$(8)	$7
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2025			December 31, 2024
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$344	$(255)	$89	$428	$(285)	$143
Electricity	191	(126)	65	187	(116)	71
Environmental & Other	74	(56)	18	58	(46)	12
Interest rate contracts	—	—	—	20	—	20
Foreign currency exchange contracts	—	—	—	1	—	1
Total derivative assets	$609	$(437)	$172	$694	$(447)	$247

Derivative liabilities
Commodity contracts(a)
Natural gas	$(300)	$230	$(70)	$(410)	$272	$(138)
Electricity	(163)	131	(32)	(150)	114	(36)
Environmental & Other	(41)	41	—	(44)	44	—
Interest rate contracts	—	—	—	—	—	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(505)	$402	$(103)	$(605)	$430	$(175)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2025				December 31, 2024
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$420	$189	$(348)	$(157)	$488	$206	$(441)	$(164)
Counterparty netting	(300)	(102)	300	102	(323)	(107)	323	107
Collateral adjustment	(17)	(18)	—	—	(3)	(14)	—	—
Total derivatives as reported	$103	$69	$(48)	$(55)	$162	$85	$(118)	$(57)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2025	2024	2025	2024
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(18)	$(25)	$66	$(49)
Natural gas	Fuel, purchased power, gas, and other — non-utility	48	45	(98)	83
Electricity	Operating Revenues — Non-utility operations	90	99	246	189
Environmental & Other	Operating Revenues — Non-utility operations	11	(6)	34	(10)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	(1)	(1)	1
Total		$130	$112	$247	$214
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2025:

Commodity	Number of Units
Natural gas (MMBtu)	2,291,617,186
Electricity (MWh)	40,367,854
Foreign currency exchange ($ CAD)	74,745,468
FTR (MWh)	129,597
Renewable Energy Certificates (MWh)	13,426,465
Carbon emissions (Metric Tons)	1,655,907
Interest rate contracts ($ USD)	100,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $342 million.
As of September 30, 2025, DTE Energy had $416 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $380 million. The net remaining amount of $36 million is derived from the $342 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 11 — LONG-TERM DEBT
Debt Issuances
Refer to the table below for debt issued through September 30, 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior Notes(a)	5.20%	2030	$1,100
DTE Electric	May	Mortgage Bonds(b)	5.25%	2035	500
DTE Electric	May	Mortgage Bonds(b)	5.85%	2055	500
DTE Electric	May	Mortgage Bonds(b)	4.25%	2027	300
DTE Energy	September	Senior Notes(a)	4.88%	2028	250
DTE Energy	September	Senior Notes(a)	5.05%	2035	550
DTE Energy	September	Junior Subordinated Debentures(a)	6.25%	2085	600
DTE Gas	September	Mortgage Bonds(b)	4.71%	2031	50
DTE Gas	September	Mortgage Bonds(b)	5.36%	2037	75
DTE Gas	September	Mortgage Bonds(b)	5.96%	2055	135
					$4,060
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed through September 30, 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.38%	2025	$350
DTE Electric	March	Securitization Bonds	5.97%	2025	15
DTE Energy	June	Senior Notes	1.05%	2025	800
DTE Electric	June	Securitization Bonds	2.64%	2025	20
DTE Electric	September	Securitization Bonds	5.97%	2025	15
					$1,200

NOTE 12 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2025, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.65 to 1, 0.54 to 1, and 0.51 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The availability under these facilities as of September 30, 2025 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2029	$1,500	$800	$300	$2,600
Unsecured letter of credit facility, expiring June 2026(a)	150	—	—	150
Unsecured letter of credit facility, expiring February 2027	150	—	—	150
Unsecured letter of credit facility, expiring June 2027	100	—	—	100
Unsecured letter of credit facility(b)	50	—	—	50
Unsecured letter of credit facility(c)	—	150	—	150
	1,950	950	300	3,200
Amounts outstanding at September 30, 2025
Commercial paper issuances	—	216	—	216
Letters of credit	311	133	—	444
	311	349	—	660
Net availability at September 30, 2025	$1,639	$601	$300	$2,540
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
In October 2025, the unsecured revolving credit agreements were amended and the maturity date was extended from October 2029 to October 2030. The amendment increased the total availability of DTE Energy's unsecured revolving credit facility from $2.6 billion to $2.8 billion, including an increase from $800 million to $1.0 billion at DTE Electric. Additionally, in October 2025, the Registrants amended the unsecured letter of credit facility that can be utilized for either DTE Energy or DTE Electric. The amendment increased the total availability of the credit facility from $150 million to $175 million. All other covenants and terms of the agreements were unchanged.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At September 30, 2025, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $105 million and $49 million at September 30, 2025 and December 31, 2024, respectively, and were fully offset by posted collateral.

NOTE 13 — LEASES
Lessor
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fixed payments	$4	$4	$11	$11
Variable payments	13	15	35	34
	$17	$19	$46	$45

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
Water — In response to EPA regulations and in accordance with the Clean Water Act section 316(b), DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014, which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has completed the required studies and submitted reports for most of its generation plants, and a final study was submitted to EGLE in April 2025 for Monroe power plant. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis.
As part of the Monroe power plant NPDES permit, EGLE has added an option to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations in order to establish an appropriate temperature discharge limit. DTE Electric has submitted to EGLE a biological demonstration study plan to evaluate the thermal discharge impacts to an aquatic community. EGLE approved the plan in May 2025. Field sampling has commenced, and data will be processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2025 and December 31, 2024, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. DTE Electric continues to evaluate the final 2024 rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified and fully characterized. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. Recently, at the request of the EPA, the D.C. Circuit Court has held the pending litigation in abeyance to accommodate the EPA's reconsideration of the rule. The EPA recently announced their desire to revise the CCR regulations, but at this time the effective date and extent of any revisions are unknown. The current cost estimate to comply with the revised rule is approximately $430 million as of September 30, 2025, and is recorded to Asset retirement obligations. The estimate was increased by $130 million in the third quarter of 2025 based on findings from more thorough site investigations. The estimate will continue to be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant in accordance with the VIP subcategory for FGD and plans to meet new discharge requirements for BATW by December 31, 2025 for Monroe's generating units 1 and 2. Additionally, DTE Electric is evaluating compliance strategies and options to address new requirement and deadlines for other wastewater streams in the 2024 Supplemental Rule at both Belle River Power Plant and Sibley Quarry.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $414 million of capital expenditures through 2029. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2025 and December 31, 2024, DTE Gas had $25 million and $26 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. The EPA filed a motion for partial summary judgment on liability that was granted by the trial court on August 25, 2025. EES Coke sought certification for an interlocutory appeal to the Sixth Circuit Court of Appeals, which was denied on September 12, 2025. Trial was held on remedies and parent liability, and concluded on September 29, 2025. The case is presently stayed due to the federal government shutdown. DTE Energy has accrued $8 million as our best estimate of penalties as of September 30, 2025. At the present time, DTE Energy cannot predict the final outcome or financial impact of this matter.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2025 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at September 30, 2025. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2025, DTE Energy had $424 million of performance bonds outstanding, including $248 million for DTE Electric. Performance bonds are not individually material, except for $131 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,800 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 50% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 15% have contracts expiring within one year for DTE Energy. Approximately 22% of the represented employees have contracts expiring within one year for DTE Electric.
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
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. The motion to dismiss the complaint was denied. DTE Electric believes the outstanding counterclaims are without merit, but would be liable for 49% of the damages if approved. The parties are engaged in ongoing litigation pursuant to a court-ordered schedule. Trial is currently scheduled to begin in the fourth quarter of 2025. DTE Electric cannot predict the financial impact or outcome of this matter.
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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 7 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 15 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(In millions)
Three Months Ended September 30,
Service cost	$12	$14	$4	$4
Interest cost	54	52	15	16
Expected return on plan assets	(73)	(86)	(29)	(30)
Amortization of:
Net actuarial loss	22	15	—	2
Prior service credit	(1)	—	—	(3)
Net periodic benefit cost (credit)	$14	$(5)	$(10)	$(11)

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024

Nine Months Ended September 30,
Service cost	$36	$43	$11	$13
Interest cost	162	156	46	47
Expected return on plan assets	(218)	(256)	(88)	(90)
Amortization of:
Net actuarial loss	66	44	1	5
Prior service credit	(1)	(1)	—	(8)
Net periodic benefit cost (credit)	$45	$(14)	$(30)	$(33)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, and capital expenditures was $12 million and $39 million for the three and nine months ended September 30, 2025, respectively, and credits of $1 million and $4 million for the three and nine months ended September 30, 2024, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Service cost	$2	$3	$8	$10
Interest cost	11	11	34	35
Expected return on plan assets	(20)	(20)	(58)	(59)
Amortization of:
Net actuarial (gain) loss	(1)	1	(2)	1
Prior service credit	—	(1)	—	(5)
Net periodic benefit credit	$(8)	$(6)	$(18)	$(18)
Pension and Other Postretirement Contributions
In September 2025, DTE Energy made a nominal contribution to the qualified pension plans and no contributions are currently expected for DTE Energy's postretirement benefit plans in 2025. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $25 million of non-represented qualified pension plan funds from DTE Gas to DTE Electric during the fourth quarter of 2025 in exchange for cash consideration.

NOTE 16 — SEGMENT AND RELATED INFORMATION
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The chief operating decision maker (CODM) at DTE Energy is the Financial Objectives committee, which is comprised of the Chief Executive Officer, Chief Financial Officer, and other executive leaders of DTE Energy. The CODM at DTE Electric is comprised of the Chief Executive Officer and Chief Financial Officer. The CODMs assess performance for the reportable segments detailed above and decide how to allocate resources based on Net Income (Loss) Attributable to DTE Energy Company and monitoring budget versus actual results. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider. Such billing primarily consists of power sales, sale and transportation of natural gas, and renewable natural gas sales in the segments below, as well as charges from Electric to other segments for use of the shared capital assets of DTE Electric.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Electric segment(a)	$17	$18	$53	$54
Gas segment	7	5	15	12
DTE Vantage segment	7	7	58	25
Energy Trading segment	44	21	134	66
	$75	$51	$260	$157
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $1 million for the three months ended September 30, 2025, and $3 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Profit (loss) financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Three months ended September 30, 2025
Operating Revenues — Utility operations	$2,037	209	—	—	$2,246	—	(23)	$2,223
Operating Revenues — Non-utility operations	$14	—	163	1,179	$1,356	—	(52)	$1,304
Depreciation and amortization	$390	59	15	—	$464	—	—	$464
Interest expense	$143	33	6	3	$185	104	(18)	$271
Interest income	$(2)	(3)	(21)	(1)	$(27)	(17)	18	$(26)
Equity earnings of equity method investees	$—	—	5	—	$5	—	—	$5
Other segment items (pre-tax)(b)	$1,028	171	141	1,133	$2,473	2	(75)	$2,400
Income Tax Expense (Benefit)	$(14)	(13)	(16)	11	$(32)	26	—	$(6)
Net Income (Loss) Attributable to DTE Energy Company	$506	(38)	33	33	$534	(115)	—	$419

Three months ended September 30, 2024
Operating Revenues — Utility operations	$1,695	230	—	—	$1,925	—	(22)	$1,903
Operating Revenues — Non-utility operations	$2	—	190	840	$1,032	—	(29)	$1,003
Depreciation and amortization	$365	57	14	2	$438	—	—	$438
Interest expense	$128	29	8	4	$169	97	(14)	$252
Interest income	$(1)	(2)	(21)	(2)	$(26)	(36)	14	$(48)
Equity earnings of equity method investees	$—	—	11	—	$11	1	—	$12
Other segment items (pre-tax)(b)	$869	164	134	780	$1,947		(51)	$1,896
Income Tax Expense (Benefit)	$(101)	(5)	11	14	$(81)	(40)	—	$(121)
Net Income (Loss) Attributable to DTE Energy Company	$437	(13)	33	42	$499	(22)	—	$477
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Nine months ended September 30, 2025
Operating Revenues — Utility operations	$5,173	1,401	—	—	$6,574	—	(65)	$6,509
Operating Revenues — Non-utility operations	$23	—	520	4,529	$5,072	—	(195)	$4,877
Depreciation and amortization	$1,152	168	44	3	$1,367	—	—	$1,367
Interest expense	$414	97	22	7	$540	297	(60)	$777
Interest income	$(6)	(9)	(62)	(6)	$(83)	(51)	60	$(74)
Equity earnings (losses) of equity method investees	$—	1	16	—	$17	(1)	—	$16
Other segment items (pre-tax)(b)	$2,716	918	434	4,413	$8,481	9	(260)	$8,230
Income Tax Expense (Benefit)	$(27)	52	(37)	28	$16	(39)	—	$(23)
Net Income (Loss) Attributable to DTE Energy Company	$947	174	103	84	$1,308	(215)	—	$1,093

Nine months ended September 30, 2024
Operating Revenues — Utility operations	$4,772	1,230	—	—	$6,002	—	(64)	$5,938
Operating Revenues — Non-utility operations	$11	—	555	2,610	$3,176	—	(93)	$3,083
Depreciation and amortization	$1,075	166	43	4	$1,288	—	—	$1,288
Interest expense	$371	86	21	11	$489	259	(45)	$703
Interest income	$(6)	(8)	(52)	(12)	$(78)	(69)	45	$(102)
Equity earnings of equity method investees	$—	1	35	—	$36		—	$36
Other segment items (pre-tax)(b)	$2,502	785	415	2,498	$6,200	5	(157)	$6,048
Income Tax Expense (Benefit)	$(45)	47	19	27	$48	(112)	—	$(64)
Net Income (Loss) Attributable to DTE Energy Company	$886	153	74	82	$1,195	(83)	—	$1,112
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
September 30, 2025
Investment in equity method investees	$4	19	85	—	$108	22	—	$130
Capital expenditures and acquisitions	$2,770	440	63	4	$3,277	—	—	$3,277
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$38,137	8,851	2,328	1,010	$50,326	6,043	(4,341)	$52,028

December 31, 2024
Investment in equity method investees	$5	18	82	—	$105	23	—	$128
Capital expenditures and acquisitions	$3,659	740	65	3	$4,467	—	—	$4,467
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$35,400	8,474	2,065	1,159	$47,098	4,723	(2,975)	$48,846
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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$419	$477	$1,093	$1,112
Diluted Earnings per Common Share	$2.01	$2.30	$5.26	$5.36
The decrease in Net Income Attributable to DTE Energy Company for the three months ended September 30, 2025 was primarily due to greater losses at Corporate and Other and lower earnings in the Gas segment, partially offset by higher earnings in the Electric segment. The decrease for the nine-month period was primarily due to greater losses at Corporate and Other, partially offset by higher earnings in the Electric, DTE Vantage, and Gas segments.
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
DTE Electric's capital investments over the 2026-2030 period are estimated at $30 billion, comprised of $11 billion for distribution infrastructure, $4 billion for base infrastructure, and $15 billion for cleaner generation including renewables.
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
DTE Gas' capital investments over the 2026-2030 period are estimated at $4.5 billion, comprised of $2.7 billion for base infrastructure and $1.8 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
DTE Electric and DTE Gas plan to seek regulatory approval for capital expenditures consistent with ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance in the DTE Vantage segment, including approximately $2.0 billion from 2026-2030 for custom energy solutions and renewable energy, while expanding into carbon capture and sequestration.

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
For further discussion of environmental matters, see Note 14 to the Consolidated Financial Statements, "Commitments and Contingencies."
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net Income (Loss) Attributable to DTE Energy
Electric segment	$506	$437	$947	$886
Gas segment	(38)	(13)	174	153
DTE Vantage segment	33	33	103	74
Energy Trading segment	33	42	84	82
Corporate and Other	(115)	(22)	(215)	(83)
Net Income Attributable to DTE Energy Company	$419	$477	$1,093	$1,112

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues
Utility operations	$2,037	$1,695	$5,173	$4,772
Non-utility operations	14	2	23	11
	2,051	1,697	5,196	4,783
Operating Expenses
Fuel and purchased power — utility	546	461	1,391	1,248
Fuel and purchased power — non-utility	3	—	3	—
Operation and maintenance	361	347	1,074	1,064
Depreciation and amortization	390	365	1,152	1,075
Taxes other than income	102	91	284	263
Asset (gains) losses and impairments, net	47	—	47	—
	1,449	1,264	3,951	3,650
Operating Income	602	433	1,245	1,133
Other (Income) and Deductions	110	97	325	292
Income Tax Benefit	(14)	(101)	(27)	(45)
Net Income Attributable to DTE Energy Company	$506	$437	$947	$886
See DTE Electric's Consolidated Statements of Operations for a complete view of its results. Differences between the Electric segment and DTE Electric's Consolidated Statements of Operations are primarily due to non-utility operations at DTE Sustainable Generation (some of which includes intra-segment activity that is eliminated in consolidation) and the classification of certain benefit costs. Refer to Note 15 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets" for additional information.

Operating Revenues increased $354 million and $413 million in the three and nine months ended September 30, 2025, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Interconnection sales	$55	$169
Implementation of new rates	63	145
Power Supply Cost Recovery(a)	98	71
Weather	11	33
Rate mix	5	30
Non-utility revenues(b)	12	12
Regulatory Mechanism — RPS(c)	108	(14)
Base sales	3	(36)
Other regulatory mechanisms and other	(1)	3
	$354	$413
______________________________
(a)For the nine months ended September 30, 2025, the variance includes an MPSC disallowance of $28 million resulting from an order in DTE Electric's 2022 PSCR reconciliation case. The disallowance reduced the amount of power supply costs recoverable from customers, which had a flow-through impact of approximately $5 million higher interest expense recorded separately to Other (Income) and Deductions.
(b)The increase in both periods was primarily due to the acquisition of a non-utility business by DTE Sustainable Generation during the third quarter 2025. Refer to Note 4 to the Consolidated Financial Statements, "Acquisition," for additional information.
(c)For the three months ended September 30, 2025, the change is primarily driven by the impact of solar ITCs recognized for assets placed in service in the third quarter of 2024. This impact is offset in Income Tax Expense (Benefit).
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands of MWh)
DTE Electric Sales
Residential	4,733	4,623	11,970	11,774
Commercial	4,480	4,527	12,278	12,452
Industrial	2,228	2,255	6,332	6,569
Other	43	44	138	141
	11,484	11,449	30,718	30,936
Interconnection sales	2,783	2,734	8,366	6,162
Total DTE Electric Sales	14,267	14,183	39,084	37,098

DTE Electric Deliveries
Retail and wholesale	11,484	11,449	30,718	30,936
Electric retail access	1,233	1,183	3,453	3,353
Total DTE Electric Sales and Deliveries	12,717	12,632	34,171	34,289
Fuel and purchased power — utility expense increased $85 million and $143 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was due to the following:

Three Months
(In millions)
Gas - higher prices	$51
Purchased power - higher prices, partially offset by lower volumes primarily due to higher generation	18
Higher transmission expenses	10
Other	6
$85

Nine Months
(In millions)
Gas - higher prices, partially offset by lower consumption	$63
Coal - higher consumption, partially offset by lower prices	43
Higher transmission expenses	18
Nuclear fuel - higher amortization due to refueling outage in 2024	12
Other	7
$143
Operation and maintenance expense increased $14 million and $10 million in the three and nine months ended September 30, 2025, respectively. The increase in the third quarter was primarily due to higher benefits and other compensation expense of $11 million, higher plant generation expense of $8 million, and higher EWR expense of $5 million, partially offset by lower distribution operations expense of $10 million. The increase in the nine-month period was primarily due to higher benefits and other compensation of $22 million, higher EWR expense of $13 million, higher corporate support costs of $10 million, higher plant generation expense of $9 million and higher legal expense of $5 million, partially offset by one-time costs in 2024 of $32 million resulting from the voluntary separation incentive program and lower distribution operations expense of $20 million.
Depreciation and amortization expense increased $25 million and $77 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was primarily due to higher depreciable base.
Taxes other than income increased $11 million and $21 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was primarily due to higher property taxes.
Asset (gains) losses and impairments, net increased $47 million in both the three and nine months ended September 30, 2025. The increase in both periods was primarily due to an accrual of $47 million resulting from management's revisions to the timing and estimate of cash flows related to the decommissioning of Fermi 1. Refer to Note 6 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information.
Other (Income) and Deductions increased $13 million and $33 million in the three and nine months ended September 30, 2025, respectively. The increase in the third quarter was primarily due to higher net interest expense. The increase in the nine-month period was primarily due to higher net interest expense of $42 million partially offset by higher AFUDC equity of $11 million.
Income Tax Benefit decreased $87 million and $18 million in the three and nine months ended September 30, 2025, respectively. The decrease in the third quarter was primarily due to higher earnings, lower production tax credits, and lower investment tax credits. The decrease in the nine-month period was primarily due to higher earnings.
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
In October 2025, DTE Electric entered into a 1.4 gigawatt data center agreement. Capital investments required to support this agreement are included in DTE Electric's 5-year capital investment plan in the "Capital Investments" section above. DTE Electric is targeting regulatory approvals to be complete by year-end 2025.

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Utility operations	$209	$230	$1,401	$1,230

Operating Expenses
Cost of gas — utility	5	17	381	316
Operation and maintenance	142	125	447	389
Depreciation and amortization	59	57	168	166
Taxes other than income	27	25	97	89
	233	224	1,093	960
Operating Income (Loss)	(24)	6	308	270
Other (Income) and Deductions	27	24	82	70
Income Tax Expense (Benefit)	(13)	(5)	52	47
Net Income (Loss) Attributable to DTE Energy Company	$(38)	$(13)	$174	$153
Operating Revenues — Utility operations decreased $21 million and increased $171 million in the three and nine months ended September 30, 2025, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The change in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Weather	$2	$78
Implementation of new rates	12	73
Gas Cost Recovery	(12)	65
Midstream storage and transportation revenues	2	10
Regulatory mechanism — RDM	1	9
Regulatory mechanism — EWR	(1)	5
Normalized base sales	(3)	(21)
Infrastructure recovery mechanism	(18)	(55)
Other	(4)	7
	$(21)	$171
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Bcf)
Gas Markets
Gas sales	7	8	97	84
End-user transportation	41	39	121	127
	48	47	218	211
Intermediate transportation	122	116	425	381
Total	170	163	643	592

Cost of gas — utility expense decreased $12 million and increased $65 million in the three and nine months ended September 30, 2025, respectively. The decrease in the third quarter was primarily due to lower cost of gas of $13 million partially offset by higher sales volumes of $1 million. The increase in the nine-month period was primarily due to higher sales volumes of $58 million and higher cost of gas of $7 million.
Operation and maintenance expense increased $17 million and $58 million in the three and nine months ended September 30, 2025, respectively. The increase in the third quarter was primarily due to higher gas operations expense of $16 million. The increase in the nine-month period was primarily due to higher gas operations expense of $40 million, higher benefits and other compensation expense of $6 million, higher EWR expense of $6 million, higher legal expense of $5 million, higher corporate support costs of $5 million, and higher uncollectible expense of $2 million, partially offset by one-time costs in 2024 of $8 million resulting from the voluntary separation incentive program.
Taxes other than income increased $2 million and $8 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $3 million and $12 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was primarily due to higher interest expense.
Income Tax Expense (Benefit) changed $8 million and $5 million in the three and nine months ended September 30, 2025, respectively. The decrease in the third quarter was primarily due to lower earnings. The increase in the nine-month period was primarily due to higher earnings.
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

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Non-utility operations	$163	$190	$520	$555

Operating Expenses
Fuel, purchased power, and gas — non-utility	75	87	254	279
Operation and maintenance	68	66	198	199
Depreciation and amortization	15	14	44	43
Taxes other than income	4	2	13	8
Asset (gains) losses and impairments, net	3	—	1	(1)
	165	169	510	528
Operating Income (Loss)	(2)	21	10	27
Other (Income) and Deductions	(19)	(23)	(56)	(66)
Income Taxes
Expense	4	13	16	25
Tax credits	(20)	(2)	(53)	(6)
	(16)	11	(37)	19
Net Income Attributable to DTE Energy Company	$33	$33	$103	$74

Operating Revenues — Non-utility operations decreased $27 million and $35 million in the three and nine months ended September 30, 2025, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower demand and prices in the Steel business	$(23)	$(77)
New project in the On-site business	1	4
Higher prices in the On-site business	—	8
Higher (lower) sales in the Renewables business	(5)	30
	$(27)	$(35)
Fuel, purchased power, and gas — non-utility expense decreased $12 million and $25 million in the three and nine months ended September 30, 2025, respectively. The decrease in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Lower demand and prices in the Steel business	$(12)	$(58)
New project in the On-site business	—	1
Higher prices in the On-site business	1	7
Higher (lower) sales in the Renewables business	(1)	25
	$(12)	$(25)
Operation and maintenance expense increased $2 million and decreased $1 million in the three and nine months ended September 30, 2025, respectively. The increase in the third quarter was primarily due to estimated litigation penalties in the Steel business of $8 million, partially offset by lower costs in the Renewables business of $3 million and Steel business of $2 million. The decrease in the nine-month period was primarily due to lower costs in the Renewables business of $9 million, partially offset by the estimated litigation penalties in the Steel business of $8 million as mentioned above.
Taxes other than income expense increased $2 million and $5 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was primarily due to higher property taxes associated with a new project in the On-site business.
Asset (gains) losses and impairments, net increased $3 million and $2 million in the three and nine months ended September 30, 2025, respectively. The increase in both periods was primarily due to storm related property loss in the Renewables business of $3 million.
Other (Income) and Deductions decreased $4 million and $10 million in the three and nine months ended September 30, 2025, respectively. The decrease in the third quarter was primarily due to lower equity earnings in the Renewables business of $7 million, partially offset by lower net interest expense of $3 million. The decrease in the nine-month period was primarily due to a prior year gain in the Renewables business of $25 million attributed to the sale of a partnership interest and higher interest expense of $2 million, partially offset by higher interest income of $11 million primarily associated with a new project in the On-site business and higher equity earnings of $6 million.
Income Taxes — Tax credits increased $18 million and $47 million in the three and nine months ended September 30, 2025, respectively. The increase in the both periods was primarily due to higher estimated production tax credits in the Renewables business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Operating Revenues — Non-utility operations	$1,179	$840	$4,529	$2,610

Operating Expenses
Purchased power, gas, and other — non-utility	1,109	757	4,335	2,425
Operation and maintenance	24	22	74	69
Depreciation and amortization	—	2	3	4
Taxes other than income	—	1	4	4
	1,133	782	4,416	2,502
Operating Income	46	58	113	108
Other (Income) and Deductions	2	2	1	(1)
Income Tax Expense	11	14	28	27
Net Income Attributable to DTE Energy Company	$33	$42	$84	$82
Operating Revenues — Non-utility operations increased $339 million and $1,919 million in the three and nine months ended September 30, 2025, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - $325 primarily due to higher gas prices, $1 settled financial hedges	$326
Unrealized MTM - ($31) losses compared to $11 gains in the prior period	(42)
Other realized gain (loss)	55
$339

Nine Months
(In millions)
Realized gas structured and gas transportation strategies - $1,540 primarily due to higher gas prices, $23 settled financial hedges	$1,563
Unrealized MTM - $110 gains compared to ($67) losses in the prior period	177
Other realized gain (loss)	179
$1,919
Purchased power, gas, and other — non-utility expense increased $352 million and $1,910 million in the three and nine months ended September 30, 2025, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily higher gas prices	$322
Unrealized MTM - ($49) gains compared to ($45) gains in the prior period	(4)
Other realized (gain) loss	34
$352

Nine Months
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$1,584
Unrealized MTM - $97 losses compared to ($83) gains in the prior period	180
Other realized (gain) loss	146
$1,910
Operation and maintenance expense increased $2 million and $5 million in the three and nine months ended September 30, 2025, respectively. The increase in the nine-month period was primarily due to higher compensations costs.
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
Operating Income decreased $12 million for the three months ended September 30, 2025, which includes a $15 million favorable change in timing related gains primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $23 million unfavorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income increased $5 million for the nine months ended September 30, 2025, which includes a $79 million unfavorable change in timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes a $56 million favorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
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
See also the "Fair Value" section herein and Notes 9 and 10 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net loss of $115 million and $215 million for the three and nine months ended September 30, 2025, respectively, represents an increase of $93 million and $132 million from the net loss of $22 million and $83 million in the comparable 2024 periods. The increase in the third quarter was primarily due to effective tax rate adjustments, higher net interest expense, and higher federal income taxes, including the $16 million impact from the One Big Beautiful Bill impact to the charitable contribution valuation allowance. The increase in the nine-month period was primarily due to effective tax rate adjustments, higher net interest expense, and higher federal and state income taxes, including the charitable contribution valuation allowance noted above, as well as the $14 million impact from the Illinois state tax law change in the second quarter.

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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$88	$51
Net cash from operating activities	2,361	2,559
Net cash used for investing activities	(3,683)	(4,713)
Net cash from financing activities	1,313	3,126
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(9)	972
Cash, Cash Equivalents, and Restricted Cash at End of Period	$79	$1,023
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $198 million in 2025. The decrease was primarily due to decreases in cash related to working capital items, partially offset by an increase in cash related to Deferred income taxes and increases in Depreciation and amortization and Asset (gains) losses and impairments, net.
The change in working capital items in 2025 was primarily due to decreases in cash related to Regulatory assets and liabilities and Other current and noncurrent assets and liabilities, partially offset by increases in cash related to Accounts receivable, net and Accrued pension liability.
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
Net cash used for investing activities decreased by $1.0 billion in 2025 primarily due to decreases in utility plant and equipment expenditures, Notes receivable, and the Investment in time deposits in 2024, partially offset by the Acquisition related to business combination, net of cash acquired.
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
Net cash from financing activities decreased by $1.8 billion in 2025 primarily due to decreases in cash related to lower Issuance of long-term debt, net of discount and issuance costs, higher Redemption of long-term debt, and higher cash used for the repayment of Short-term borrowings, net.
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
Over the long-term, additional equity issuances of $500 million to $600 million will be needed beginning in 2026 through 2028 to support long-term growth. DTE Energy will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring changes in interest rates and impacts on the cost of borrowing.
Uses of Cash
DTE Energy has $326 million in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt.

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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $342 million.
Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
2	Significant Accounting Policies
6	Asset Retirement Obligations
10	Financial and Other Derivative Instruments
11	Long-Term Debt
12	Short-Term Credit Arrangements and Borrowings
14	Commitments and Contingencies
15	Retirement Benefits and Trusteed Assets
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
Liquidity
DTE Energy has approximately $2.6 billion of available liquidity at September 30, 2025, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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

NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, some environmental contracts, and certain forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas and environmental inventory, pipeline transportation contracts, storage assets, and some environmental contracts. See Notes 9 and 10 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 9 to the Consolidated Financial Statements, "Fair Value."
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2024	$72
Reclassified to realized upon settlement	(247)
Changes in fair value recorded to income	247
Amounts recorded to unrealized income	—
Changes in fair value recorded in Regulatory liabilities	20
Amounts recorded in other comprehensive income, pre-tax	(20)
Change in collateral	(18)
Purchases	15
MTM at September 30, 2025	$69
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2028 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2025	2026	2027	2028 and Beyond	Total Fair Value
	(In millions)
Level 1	$3	$11	$11	$(6)	$19
Level 2	(8)	27	17	6	42
Level 3	27	10	(6)	12	43
MTM before collateral adjustments	$22	$48	$22	$12	104
Collateral adjustments					(35)
MTM at September 30, 2025					$69

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

The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2025:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$371	$—	$371
BBB+ and BBB	289	—	289
BBB-	4	—	4
Total Investment Grade	664	—	664
Non-investment grade(b)	12	—	12
Internally Rated — investment grade(c)	384	(3)	381
Internally Rated — non-investment grade(d)	20	—	20
Total	$1,080	$(3)	$1,077
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of September 30, 2025, DTE Energy had floating rate debt of $216 million and a floating rate debt-to-total debt ratio of 0.9%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2025 and 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2025	2024	2025	2024	Change in the Fair Value of
	(In millions)
Environmental contracts	$(6)	$(12)	$6	$12	Commodity contracts
Gas contracts	$21	$20	$(21)	$(20)	Commodity contracts
Power contracts	$5	$(3)	$(5)	$3	Commodity contracts
Oil contracts	$—	$—	$—	$—	Commodity contracts
Interest rate risk — DTE Energy	$(906)	$(775)	$967	$826	Long-term debt
Interest rate risk — DTE Electric	$(524)	$(491)	$569	$531	Long-term debt
For further discussion of market risk, see Note 10 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 7 and 14 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2025:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2025 — 07/31/2025	1,925	$131.60	—	—	—
08/01/2025 — 05/31/2025	2,253	$138.92	—	—	—
09/01/2025 — 09/30/2025	898	$136.78	—	—	—
Total	5,076		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended September 30, 2025, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Fifty-Sixth Supplemental Indenture dated as of September 1, 2025, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (2025 Series E, F and G)
X

4.2
Supplemental Indenture dated as of September 1, 2025, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, (2025 Series I)
X

10.1	Sixth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of October 28, 2025	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibit incorporated by reference:

4.3	Supplemental Indenture, dated as of September 15, 2025, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (incorporated herein by reference to Exhibit 4.1 to DTE Energy’s Current Report on Form 8-K filed September 17, 2025) (2025 Series H)	X

10.2	Amendment 1 to DTE Energy Company Executive Severance Allowance Plan (Exhibit 10.1 to DTE Energy Company’s Current Report on Form 8-K filed on September 16, 2025)	X

10.3
Form of Change in Control Severance Agreement, dated as of September 11, 2025, between DTE Energy Company and each of Diane M. Antishin, Joi M. Harris, Trevor F. Lauer, Kathrine M. Lorenz, Gerardo Norcia, Matthew T. Paul, Robert A. Richard, David Ruud and Mark W. Stiers (Exhibit 10.2 to DTE Energy Company’s Current Report on Form 8-K filed on September 16, 2025)
X

10.4
Form of Change in Control Severance Agreement, dated as of September 11, 2025, between DTE Energy Company and Lisa A. Muschong (Exhibit 10.3 to DTE Energy Company’s Current Report on Form 8-K filed on September 16, 2025)
X

Exhibit Number	Description	DTE Energy	DTE Electric
10.5
Form of Change in Control Severance Agreement, dated as of September 11, 2025, between DTE Energy Company and Tracy J. Myrick (Exhibit 10.4 to DTE Energy Company’s Current Report on Form 8-K filed on September 16, 2025)
X

10.6
Form of Indemnification Agreement between DTE Energy Company and each Executive Officer and non-employee Director (Exhibit 10.5 to DTE Energy Company’s Current Report on Form 8-K filed on September 16, 2025)
X

10.7
Sixth Amended and Restated Five-Year Credit Agreement, dated as of October 22, 2025, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to DTE Energy Company’s Current Report on Form 8-K filed on October 28, 2025)
X

10.8
Sixth Amended and Restated Five-Year Credit Agreement, dated as of October 22, 2025, by and among DTE Electric Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.2 to DTE Energy Company’s and DTE Electric Company’s Current Report on Form 8-K filed on October 28, 2025)
		X	X

10.9
Sixth Amended and Restated Five-Year Credit Agreement, dated as of October 22, 2025, by and among DTE Gas Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.3 to DTE Energy Company’s Current Report on Form 8-K filed on October 28, 2025)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 30, 2025
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)