Form 10-K
period 2025-12-31
DTE ENERGY CO; DTE Electric Co
filed 2026-02-17
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 1-11607
DTE Energy Company

Michigan	38-3217752
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Commission File Number: 1-2198
DTE Electric Company

Michigan	38-0478650
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrants address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1221
Registrants telephone number, including area code: (313) 235-4000
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	DTE	New York Stock Exchange

DTE Energy	2017 Series E 5.25% Junior Subordinated Debentures due 2077	DTW	New York Stock Exchange

DTE Energy	2020 Series G 4.375% Junior Subordinated Debentures due 2080	DTB	New York Stock Exchange

DTE Energy	2021 Series E 4.375% Junior Subordinated Debentures due 2081	DTG	New York Stock Exchange

DTE Energy	2025 Series H 6.25% Junior Subordinated Debenture due 2085	DTK	New York Stock Exchange

DTE Electric Company (DTE Electric)	None		None
Securities registered pursuant to Section 12(g) of the Act:

DTE Energy	None	DTE Electric	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DTE Energy	Yes	☒	No	☐	DTE Electric	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒

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
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to §240.10D-1(b).

DTE Energy	☐	DTE Electric	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
On June 30, 2025, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $27.3 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 30, 2026:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	207,803,764

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2026 Annual Meeting of Common Shareholders to be held May 7, 2026, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

DEFINITIONS

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

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC

NOX	Nitrogen Oxides

NPDES	National Pollutant Discharge Elimination System

NRC	U.S. Nuclear Regulatory Commission

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

PTCs	Production tax credits

RDM	A Revenue Decoupling Mechanism authorized by the MPSC for DTE Gas that is designed to minimize the impact on revenues of changes in average customer usage

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

RPS	Renewable Portfolio Standard program, which includes a mechanism authorized by the MPSC allowing DTE Electric to recover through rates its renewable energy costs

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

SO2	Sulfur Dioxide

SOFR	Secured Overnight Financing Rate

TCJA	Tax Cuts and Jobs Act of 2017, which reduced the corporate Federal income tax rate from 35% to 21%

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

Topic 842	FASB issued ASU No, 2016-02, Leases, as amended

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

USD	United States Dollar ($)

DEFINITIONS

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatt-hour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatt-hour of electricity

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
DTE Gas is a Michigan corporation organized in 1898 and is an indirect wholly-owned subsidiary of DTE Energy. DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.4 million customers throughout Michigan and the sale of storage and transportation capacity.
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
Gas segment
•The Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.4 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
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
The Electric segment also includes non-utility operations relating to renewable energy projects and other power generation assets at DTE Sustainable Generation. These projects provide energy and related services under long term agreements, to support DTE Energy's renewable energy goals.
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

Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 6.9 million tons of low-sulfur western coal and approximately 1.3 million tons of Appalachian coal to be delivered from 2026 to 2027. All of these contracts have pricing schedules. DTE Electric has 99% of its expected coal requirements under contract for 2026. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under multi-year contracts. DTE Electric's 2026 rail transportation is covered under long-term agreements. DTE Electric expects to cover all of its 2026 vessel transportation requirements for delivery of purchased coal to electric generating facilities through existing agreements.
DTE Electric's natural gas supply requirements are expected to be met through a combination of short and long-term agreements, agreements with local distribution companies, and spot market purchases. Natural gas purchase requirements for 2026 are expected to be approximately 89 Bcf. DTE Electric has contracts for firm gas transportation and storage capacity to ensure reliable and flexible gas supply to its power plants. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements.
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
Generating facilities owned and in service as of December 31, 2025 for the electric segment are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Coal
Monroe(b)	Monroe	1971, 1973, and 1974	3,066
Belle River(c)	St. Clair	1984 and 1985	1,034
Natural Gas/Oil
Greenwood	St. Clair	1979	785
Natural Gas/Combined Cycle
Blue Water Energy Center	St. Clair	2022	1,149
Dearborn	Wayne	2019	35
Non-Utility	Mason	2025	123
			6,192
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	1,953
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,122
Battery Energy Storage	Wayne	2025	14
Renewables(e)
Wind Utility	Various	2011-2023	1,491
Wind Non-Utility	Various	2019 and 2020	106
Solar Utility	Various	2010-2017, 2021, 2024, and 2025	393
Solar Non-Utility	Delta	2019 and 2022	2
			1,992
			12,414
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
(b)The Monroe generating plant provided 36% of DTE Electric’s total 2025 power plant generation.
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
DTE Electric owns and operates 702 distribution substations with a capacity of approximately 37,870,000 kilovolt-amperes (kVA) and approximately 456,900 line transformers with a capacity of approximately 33,770,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2025 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,555	13,650
24 kV	151	730
40 kV	2,423	416
120 kV	61	8
	31,190	14,804
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
To enhance customer affordability, DTE Electric is also working to optimize opportunities to generate production tax credits for wind and solar production and existing nuclear generation, as well as investment tax credits for solar and energy storage. DTE Electric expects these tax credits to reduce the cost of owning assets that support its clean energy transition, thereby reducing customer rate impacts from any future cost recoveries.
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Energy legislation enacted by the State of Michigan has placed a 10% cap on total retail access. This cap mitigates some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full-service customer rates. Customers with retail access to alternative electric suppliers consist primarily of industrial and commercial customers and represented approximately 10% of retail sales in 2025, 2024, and 2023. DTE Electric expects that customers with retail access to alternative electric suppliers will remain at approximately 10% of retail sales in 2026 and future years.
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

GAS SEGMENT
Description
DTE Energy's Gas segment consists principally of DTE Gas, a natural gas utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.4 million residential, commercial, and industrial customers throughout Michigan, and the sale of storage and transportation capacity.
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

Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.5 Bcf, with approximately 65% of the volume coming from underground storage for 2025. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Appalachian, Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2028.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Appalachian, Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2025 are listed below.

	Availability (MDth/d)	Contract Expiration
Vector Pipeline L.P.	18	2040
Viking Gas Transmission Company	21	2027
Great Lakes Gas Transmission L.P.	33	2028
ANR Pipeline Company	174	2028
Panhandle Eastern Pipeline Company	80	2029
NEXUS Pipeline	75	2033
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 21,000 miles of distribution mains, approximately 1,242,000 service pipelines, and approximately 1,361,000 active meters. DTE Gas also owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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

Renewable Energy
•Renewable Gas Recovery — DTE Vantage has ownership interests in, and operates, twenty-two gas recovery sites in ten states. The sites recover methane from landfills and agricultural businesses and convert the gas to generate electricity and replace fossil fuels in industrial and manufacturing operations. Certain sites also refine the methane to produce pipeline-quality gas and generate environmental attributes, including environmental credits from California's Low Carbon Fuel Standard (LCFS) and the federal Renewable Fuel Standard (RFS), and in some cases may generate tax credits. The gas is then sold to off-takers, along with the environmental attributes, to be used as low carbon transportation fuel.
•Wholesale Power and Renewables — DTE Vantage holds ownership interests in, and operates, two renewable generating plants with a capacity of 70 MWs. The electric output is sold under long-term power purchase agreements.
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
Properties and Other
The following are significant properties owned by DTE Vantage as of December 31, 2025:

Business Areas	Location	Service Type
Renewable Energy
Renewable Gas Recovery	AZ, CA, MI, NC, NY, OH, SD, TX, UT, and WI	Electric Generation and Renewable Natural Gas
Wholesale Power and Renewables	CA	Electric Generation
Custom Energy Solutions
On-Site Energy
Automotive	IN, MI, NY, OH, and TN	Electric Distribution, Chilled Water, Wastewater, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Hospital	CA	Electricity, Steam, and Chilled Water
Casino and Gaming	NJ	Electricity, Steam, and Chilled Water
Steel and Petroleum Coke
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
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
DTE Vantage anticipates building around its core strengths in the markets where it operates. In determining the markets in which to compete, DTE Vantage examines closely the regulatory and competitive environment, new and pending legislation, the number of competitors, and its ability to achieve sustainable margins. DTE Vantage plans to maximize the effectiveness of its related businesses as it expands, including optimizing tax credit opportunities related to renewable natural gas and carbon capture and sequestration.
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

	DTE Electric	DTE Gas	Total
	(In millions)
Water	$3	$—	$3
Contaminated and other sites	8	11	19
Coal combustion residuals and effluent limitations guidelines	424	—	424
Estimated total future expenditures through 2030	$435	$11	$446
Estimated 2026 expenditures	$157	$3	$160
Estimated 2027 expenditures	$134	$4	$138
For additional information regarding environmental matters, refer to Notes 8, 9, and 18 to the Consolidated Financial Statements, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."

HUMAN CAPITAL MANAGEMENT
DTE Energy and its subsidiaries had approximately 9,650 employees as of December 31, 2025, of which approximately 4,850 were represented by unions. DTE Electric had approximately 4,400 employees as of December 31, 2025, of which approximately 2,600 were represented by unions. The workforce is comprised almost entirely of full-time employees.

DTE Energy continues to build a culture of highly engaged employees with skills and expertise in engineering, technology, and skilled trades, which are in high demand and critical to our industry. DTE Energy has set strategic talent management objectives to attract and retain the best talent and build a culture of service excellence for both external and internal customers. DTE Energy's talent management objectives are focused on promoting an inclusive, merit-based culture; ensuring health, safety, and wellbeing; and providing market-competitive compensation and benefits. DTE Energy has put in place a comprehensive governance structure to ensure these strategic talent management objectives are met, which includes Board of Directors, Chief Executive Officer, and senior executive oversight of talent decisions. In addition, DTE Energy aims to deliver world-class technical training and leadership development through comprehensive learning and development programs which are regularly reviewed and refined to ensure employee success in the years to come.
Safety, Health, and Wellbeing
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
DTE Energy monitors its safety performance through many measures, with a primary focus on the rate of safety incidents, as defined by the Office of Safety and Health Administration ("OSHA rate"). All workplace injuries and incidents are documented and reviewed for measures designed to prevent reoccurrence. The most serious injuries, those sustained as a result of a release of high-energy where a serious injury or fatality is sustained ("HSIF"), as well as those that had the potential to result in a serious injury or fatality ("PSIF"), are closely monitored and thoroughly investigated.
Culture of Health and Wellbeing
DTE Energy aspires to become the healthiest and most supportive organization of wellbeing. Oversight of the culture of health and wellbeing strategy is provided by the Wellbeing Executive Leadership Committee (WELCOM), which monitors performance across various metrics, including an Employer Health Opportunity Assessment, completion of required wellbeing training, and measurement of collective health of the DTE workforce, including medical trends and spend.
Inclusion, Engagement, and Equal Opportunity
DTE Energy is committed to providing an inclusive workplace where everyone feels welcome and a sense of belonging. DTE Energy strives to cultivate an empowered and engaged team that delivers safe, reliable service and energy to our customers.
As of December 31, 2025, DTE Energy’s workforce was comprised of 26% women and 29% minorities. DTE Energy periodically monitors workforce demographic data to help ensure compliance with Federal non-discrimination obligations. DTE Energy also evaluates key indicators of our commitment to creating a supportive and inclusive environment that reflects our commitment to our employees and the communities we serve.
DTE Energy's People and Culture committee, which is led by DTE Energy's President and Chief Executive Officer, oversees a broad range of initiatives that strengthen our workforce and culture. Among its priorities are leadership in talent pipeline development, fostering a speak-up culture that welcomes all voices, and communicating a defining and persistent message about inclusion, engagement, and equal opportunity. DTE Energy also has ten employee resource groups, known as Energy groups, to further build a culture of inclusion. Energy groups provide individuals with shared identities, experiences, or interests with opportunities for volunteering, skill building, mentoring, and cultural celebrations. Membership in Energy groups and participation in group activities are open to all employees.

Compensation and Benefits
DTE Energy is committed to offering compensation that is competitive, market driven, and internally equitable. DTE Energy periodically reviews its compensation practices and makes adjustments as needed to ensure that pay is fair, equitable, and consistent with objective factors and nondiscrimination requirements.
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
•Long-term incentive plans allow DTE Energy to grant individuals long-term equity incentives to encourage continued employment with DTE Energy, to accomplish pre-defined long-term performance objectives, and to create shareholder alignment. Metrics generally include total shareholder return relative to industry peers and cumulative operating earnings per share.
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
DTE Energy's ability to utilize tax credits may be limited. To promote U.S. climate initiatives, the Internal Revenue Code provides tax credits as an incentive for taxpayers to produce energy from alternative sources. The Registrants have generated tax credits from renewable energy generation and DTE Energy has generated tax credits from renewable gas recovery and reduced emission fuel. If the Registrants' tax credits were disallowed in whole or in part as a result of an IRS audit or changes in tax law, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact the Registrants' earnings and cash flows.
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
Construction and capital improvements to the Registrants' power facilities and DTE Energy's distribution systems subject them to risk. The Registrants are managing ongoing, and planning future, significant construction and capital improvement projects at the Registrants' multiple power generation and distribution facilities and at DTE Energy's gas distribution system. Among others, these projects include construction and operation of energy facilities and storage capacity to serve one or more data centers in the Registrants' service territory. Many factors that could cause delays or increased prices for these complex projects are beyond the Registrants' control, including the cost and availability of materials and skilled labor, subcontractor performance, timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies), construction disputes, impediments to acquiring rights-of-way or land rights on a timely basis and on acceptable terms, cost overruns, and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect the Registrants' financial performance, operations, or expected investment returns at the affected facilities, businesses and development projects.

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
The supply and/or price of energy commodities and/or related services may impact the Registrants' financial results. The Registrants are dependent on natural gas and coal for much of their electrical generating capacity as well as uranium for their nuclear operations. DTE Energy's access to natural gas supplies is critical to ensure reliability of service for utility gas customers. DTE Energy's non-utility businesses are also dependent upon supplies and prices of energy commodities and services. Price fluctuations and changes in transportation costs, driven by inflation or other factors, as well as fuel supply disruptions, could have a negative impact on the amounts DTE Electric charges utility customers for electricity and DTE Gas charges utility customers for gas, and on the profitability of DTE Energy's non-utility businesses. The Registrants' hedging strategies and regulatory recovery mechanisms may be insufficient to mitigate the negative fluctuations in commodity supply prices at their utility or DTE Energy's non-utility businesses, and the Registrants' financial performance may therefore be negatively impacted by price fluctuations.
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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 4,850 and DTE Electric's approximately 2,600 represented employees. The majority of represented employees are under contracts that expire in 2027. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.

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

The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the ability of Registrants and their subsidiaries to issue new debt, including commercial paper, and to refinance existing debt. Macroeconomic events may lead to higher interest rates on debt and could increase financing costs and adversely affect the Registrants' results of operations. Rising interest rates could also reduce investor interest in DTE Energy's common stock, negatively impacting its share price and increasing its cost of equity. In addition, the level of borrowing by other energy companies and the market as a whole could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2030, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
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
Regional, national, and international economic conditions, and market developments can have an unfavorable impact on the Registrants. The Registrants' utility and DTE Energy's non-utility businesses follow the economic cycles of the customers they serve and credit risk of counterparties they do business with. Should the financial conditions of some of DTE Energy's significant customers deteriorate as a result of regional, national or international economic conditions or other market developments, reduced volumes of electricity and gas, and demand for energy services DTE Energy supplies, collections of accounts receivable, reductions in federal and state energy assistance funding, and potentially higher levels of lost gas or stolen gas and electricity could result in decreased earnings and cash flows. In addition, import tariffs and other trade policies have the potential to disrupt global supply chains and could cause volatility in the availability and cost of materials and supplies for us and our customers.
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
Information security risks have increased in recent years as a result of the proliferation of new technologies and the increased sophistication and frequency of cyberattacks, and data security breaches. The Registrants' industry requires the continued operation of sophisticated information and control technology systems and network infrastructure. All of the Registrants' technology systems are vulnerable to disability or failures due to cyber incidents, physical security threats, acts of war or terrorism, and other causes, as well as loss of operational control of the Registrants' electric generation and distribution assets, and DTE Energy's gas distribution assets. The Registrants have experienced, and expect to continue to be subject to, cybersecurity threats and incidents. Technological developments, including advances in artificial intelligence, could have the potential to increase the Registrants' vulnerability to these threats. If the Registrants' information technology systems were to fail and they were unable to recover in a timely way, the Registrants may be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants' business, operating results, and financial condition.
Suppliers, vendors, contractors, and information technology providers have access to systems that support the Registrants’ operations and maintain customer and employee data.  A breach of these third-party systems could adversely affect the Registrants' business as if it were a breach of their own system.  Also, because the Registrants’ generation and distribution systems are part of an interconnected system, a disruption caused by a cyber incident at another utility, electric generator, system operator, or commodity supplier could also adversely affect the Registrants’ businesses, operating results, and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
DTE Energy maintains cybersecurity measures designed to protect its physical and digital infrastructure in order to provide safe and reliable delivery of energy to customers. These measures serve to maintain compliance with regulations and protect the confidentiality, integrity and availability of confidential and proprietary information, DTE Energy’s computing resources, and the electrical and gas systems. The cybersecurity structure of DTE Electric is overseen in alignment with the enterprise-wide framework established by DTE Energy.
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
DTE Energy has experienced, and expects to continue to be subject to, cybersecurity threats and incidents. As of December 31, 2025, cybersecurity risks have not materially affected the Registrants’ business strategy, results of operations, or financial condition. For additional discussion of the risks related to cybersecurity threats and incidents, see Item 1A. "Risk Factors."

Governance
DTE Energy has an enterprise risk management program to reduce overall risk, including risks related to cybersecurity, through comprehensive risk assessments and execution of corresponding mitigation plans. Risks are reported and managed through various internal committees, which meet regularly and report at least annually to the Board of Directors. These committees include:
•The Risk Management Committee (RMC) is chaired by the Chief Executive Officer and comprised of the Chief Financial Officer, Chief Legal Officer, General Auditor, and other senior officers. The RMC directs the development and maintenance of comprehensive risk management policies and procedures. The RMC also sets, reviews, and monitors risk limits for enterprise-level risk and other exposures
•The Operational Risk and Resilience (ORR) Committee is chaired by and comprised of operational leaders in DTE Energy’s business units. The ORR is responsible for managing operational risks including safety, reliability, and cybersecurity at DTE Energy’s generation plants, substations, and other operating sites
•The Technology Cybersecurity Committee (TCC) is a sub-committee of the ORR that focuses on information and operational technology risks related to cybersecurity, chaired by operational leaders in DTE Energy’s business units and includes the Chief Information Officer
Members of the Board of Directors serve roles on various committees responsible for their respective oversight and risk management. The Audit Committee of the Board of Directors, comprised solely of independent directors, is responsible for reviewing DTE Energy’s cybersecurity risks, the results of any cybersecurity risk assessments and audits, and reports of investigations into significant events presented by DTE Energy’s IT department. The Audit Committee reports to the Board of Directors and may include any significant matters involving cybersecurity within its reporting. All members of the Board of Directors, including the Audit Committee, have either managerial knowledge or working knowledge of technology and cybersecurity matters.
DTE Energy’s Chief Information Officer leads the cybersecurity team and has responsibility for assessing and managing cybersecurity risks. The Chief Information Officer has held this position for over 10 years and has decades of experience in IT, including oversight of information protection security (IPS). The IPS cybersecurity team is also led by two full-time directors with over 40 combined years of industry experience, including (1) the director of cybersecurity operations responsible for the CSDC, security awareness, identity, and access assurance and (2) the IPS director of cybersecurity strategy, risk, and engagement who is also responsible for engagement and outreach to internal and external stakeholders, cloud security, and vulnerability management.
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
At December 31, 2025, there were 207,745,154 shares of DTE Energy common stock outstanding. These shares were held by a total of 37,916 shareholders of record.
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
See the following table for information as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	—	$—	4,584,548
UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2025:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2025 — 10/31/2025	11,679	$141.01	—	—	—
11/01/2025 — 11/30/2025	2,856	$120.36	—	—	—
12/01/2025 — 12/31/2025	—	$—	—	—	—
Total	14,535		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2021	2022	2023	2024	2025
DTE Energy Company	19.42	1.27	(2.81)	13.47	10.41
S&P 500 Index	28.68	(18.13)	26.26	25.00	17.86
S&P 500 Multi-Utilities Index	14.17	0.62	(5.82)	20.86	10.61

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2020	2021	2022	2023	2024	2025
DTE Energy Company	100.00	119.42	120.93	117.53	133.36	147.24
S&P 500 Index	100.00	128.68	105.36	133.02	166.27	195.97
S&P 500 Multi-Utilities Index	100.00	114.17	114.87	108.18	130.74	144.61

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
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
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2025 Operating Revenues of approximately $15.8 billion and Total Assets of approximately $54.1 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy also operates two energy-related non-utility segments with operations throughout the United States.
Management’s Discussion and Analysis of Financial Condition and Results of Operations below reflect DTE Energy’s continuing operations, unless noted otherwise. The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$1,462	$1,404	$1,397
Diluted Earnings per Common Share	$7.03	$6.77	$6.76
The increase in 2025 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric, Gas, and DTE Vantage segments, partially offset by lower earnings at Corporate and Other. The increase in 2024 Net Income Attributable to DTE Energy Company was primarily due to higher earnings in the Electric segment, partially offset by lower earnings in the Energy Trading, Gas, and DTE Vantage segments and Corporate and Other.
STRATEGY
DTE Energy's strategy is to achieve long-term earnings per share growth with a strong balance sheet and attractive dividend.
DTE Energy's utilities are investing capital to support a modern, reliable grid and cleaner, affordable energy through investments in base infrastructure and new generation. Increasing intensity of windstorms and other weather events, coupled with increasing electric vehicle adoption and future data center load, will drive a continued need for substantial grid investment over the long-term.
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
DTE Energy expects that these initiatives at the electric and gas utilities will continue to provide significant opportunities for capital investments and result in earnings growth. DTE Energy is focused on executing its plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. To support its goals for customer affordability, DTE Energy is working to implement operational efficiencies and optimize opportunities to generate tax credits relating to renewable energy, nuclear generation, energy storage, and carbon capture and sequestration. These tax credits may reduce the cost of owning related assets and reduce customer rate impacts from any future cost recoveries. DTE Energy's utilities operate in a constructive regulatory environment and have solid relationships with their regulators.
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
DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities, as well as one unit at the Belle River facility. DTE Electric has also announced plans to retire its remaining five coal-fired generating units, including the remaining unit at the Belle River facility in 2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2032. DTE Electric plans to repurpose the Trenton Channel facility to a battery energy storage system in 2026, and convert the Belle River facility from a base load coal plant to a natural gas peaking resource in 2026. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
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

	2025	2024	2023
	(In millions)
Net Income (Loss) Attributable to DTE Energy
Electric segment	$1,158	$1,072	$772
Gas segment	295	257	294
DTE Vantage segment	154	135	153
Energy Trading segment	123	125	336
Corporate and Other	(268)	(185)	(158)
Net Income Attributable to DTE Energy Company	$1,462	$1,404	$1,397

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I(2)(a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	2025	2024	2023
	(In millions)
Operating Revenues
Utility operations	$6,885	$6,277	$5,804
Non-utility operations	50	16	14
	6,935	6,293	5,818
Operating Expenses
Fuel and purchased power — utility	1,804	1,605	1,481
Fuel and purchased power — non-utility	13	—	—
Operation and maintenance	1,475	1,439	1,417
Depreciation and amortization	1,553	1,447	1,340
Taxes other than income	382	353	339
Asset (gains) losses and impairments, net	47	12	27
	5,274	4,856	4,604
Operating Income	1,661	1,437	1,214
Other (Income) and Deductions	430	396	364
Income Tax Expense (Benefit)	73	(31)	78
Electric Segment Net Income Attributable to DTE Energy Company	$1,158	$1,072	$772
Reconciliation of Electric Segment to DTE Electric Net Income	$(6)	$—	$—
DTE Electric Net Income	$1,152	$1,072	$772
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

Operating Revenues increased $642 million in 2025 and $475 million in 2024. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The change in both periods was due to the following:

	2025	2024
	(In millions)
Interconnection sales	$231	$28
Implementation of new rates	194	338
Power Supply Cost Recovery(a)	95	(27)
Weather	74	158
Rate mix	47	3
Non-utility revenues(b)	34	2
Regulatory mechanism — EWR	10	14
Regulatory mechanism — DTE Securitization I and II	(1)	52
Regulatory mechanism — RPS	(18)	(95)
Base sales	$(30)	$15
Other regulatory mechanisms and other	6	(13)
	$642	$475
______________________________
(a)Variance for 2025 includes MPSC disallowance of $28 million resulting from an order in DTE Electric's 2022 PSCR reconciliation case. The disallowance reduced the amount of power supply costs recoverable from customers, which had a flow-through impact of approximately $5 million higher interest expense recorded separately to Other (Income) and Deductions.
(b)Increase in 2025 was primarily due to the acquisition of a non-utility business by DTE Sustainable Generation during the third quarter 2025. Refer to Note 4 to the Consolidated Financial Statements, "Acquisition," for additional information.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	2025	2024	2023
	(In thousands of MWh)
DTE Electric Sales
Residential	15,527	15,131	14,452
Commercial	16,090	16,220	15,916
Industrial	8,269	8,555	8,551
Other	192	199	204
	40,078	40,105	39,123
Interconnection sales	11,691	8,899	7,658
Total DTE Electric Sales	51,769	49,004	46,781

DTE Electric Deliveries
Retail and wholesale	40,078	40,105	39,123
Electric retail access	4,514	4,315	4,381
Total DTE Electric Sales and Deliveries	44,592	44,420	43,504
DTE Electric sales and deliveries increased in 2025 primarily due to favorable weather compared to 2024. The increase in 2024 was primarily due to favorable weather compared to 2023.

Fuel and purchased power — utility expense increased $199 million in 2025 and $124 million in 2024. The change in both periods was due to the following:

2025
(In millions)
Gas - higher prices	$118
Higher transmission expenses	27
Coal - higher consumption, partially offset by lower prices	21
Nuclear fuel - higher amortization due to refueling outage in 2024	12
Fuel additives - higher due to increased coal consumption	11
Purchased power - higher prices, partially offset by lower volumes due to higher generation	3
Other	7
$199

2024
(In millions)
Coal - higher consumption and higher prices	$52
Higher transmission expenses	39
Purchased power - MISO refund in 2023 and higher volumes in 2024 primarily due to higher demand	34
Nuclear fuel - lower amortization due to refueling outage in 2024	(4)
Other	3
$124
Fuel and purchased power — non-utility expense increased $13 million in 2025. The increase in 2025 was primarily due to the Electric segment acquisition of non-utility assets, see Note 4 to the Consolidated Financial Statements, "Acquisition."
Operation and maintenance expense increased $36 million in 2025 and $22 million in 2024. The increase in 2025 was primarily due to higher benefits and other compensation expense of $28 million, higher plant generation expense of $20 million, higher corporate support costs of $13 million, higher EWR expense of $12 million, higher legal expense of $6 million, higher DTE Sustainable Generation expense of $5 million related to the Electric segment acquisition discussed in Note 4 to the Consolidated Financial Statements, "Acquisition," and higher RPS expense of $3 million, partially offset by one-time costs in 2024 of $32 million resulting from the voluntary separation incentive program and lower distribution operations expense of $20 million (primarily due to lower storm restoration costs).
The increase in 2024 was primarily due to one-time costs of $32 million resulting from the voluntary separation incentive program noted above, higher RPS expense of $25 million, higher EWR expense of $17 million, higher uncollectible expense of $12 million, higher corporate support costs of $12 million, higher sales and marketing expense of $10 million, higher legal expense of $9 million, higher planning and development expense of $7 million, and higher plant generation expense of $3 million, partially offset by lower distribution operations expense of $106 million (primarily due to lower storm restoration costs).
Depreciation and amortization expense increased $106 million in 2025 and $107 million in 2024. The increase in 2025 was primarily due to a $113 million increase from a higher depreciable base, including the 15-year amortization of the undepreciated Monroe plant balance which began in February 2025, partially offset by a decrease of $7 million associated with the TRM. The increase in 2024 was primarily due to a $103 million increase from a higher depreciable base.
Taxes other than income increased $29 million in 2025 and $14 million in 2024. The increase in both periods was primarily due to higher property taxes.
Asset (gains) losses and impairments, net increased $35 million in 2025 and decreased $15 million in 2024. The increase in 2025 was primarily due to an accrual of $47 million resulting from management's revisions to the timing and estimate of cash flows related to the decommissioning of Fermi 1, refer to Note 8 to the Consolidated Financial Statements, "Asset Retirement Obligations," for additional information, partially offset by MPSC disallowances of previously recorded capital expenditures of $12 million from the January 2025 rate order written off in 2024. The decrease in 2024 was primarily due to MPSC disallowances of previously recorded capital expenditures of $25 million from the December 2023 rate order written off in 2023 that did not repeat, partially offset by the $12 million noted above from the January 2025 rate order written off in 2024.

Other (Income) and Deductions increased $34 million in 2025 and $32 million in 2024. The increase in 2025 was primarily due to higher net interest expense of $53 million, partially offset by higher AFUDC equity of $19 million. The increase in 2024 was primarily due to higher net interest expense of $79 million, partially offset by higher AFUDC equity of $44 million and lower non-operating retirement benefits of $7 million.
Income Tax Expense (Benefit) changed $104 million in 2025 and $109 million in 2024. The change in 2025 was primarily due to a decrease in tax credits and higher earnings. The change in 2024 was primarily due to an increase in tax credits, partially offset by higher earnings.
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
In October 2025, DTE Electric entered into a 1.4 gigawatt data center agreement. Capital investments required to support this agreement are included in DTE Electric's 5-year capital investment plan in the "Capital Investments" section above. DTE Electric secured MPSC approval in the fourth quarter of 2025.

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	2025	2024	2023
	(In millions)
Operating Revenues — Utility operations	$2,052	$1,798	$1,748

Operating Expenses
Cost of gas — utility	596	484	469
Operation and maintenance	606	535	488
Depreciation and amortization	225	221	209
Taxes other than income	128	118	108
Asset (gains) losses and impairments, net	—	6	—
	1,555	1,364	1,274
Operating Income	497	434	474
Other (Income) and Deductions	114	100	87
Income Tax Expense	88	77	93
Net Income Attributable to DTE Energy Company	$295	$257	$294

Operating Revenues — Utility operations increased $254 million in 2025 and $50 million in 2024. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The change in both periods was due to the following:

	2025	2024
	(In millions)
Weather	$119	$(14)
Gas Cost Recovery	112	15
Implementation of new rates	86	19
Regulatory mechanism — RDM	13	(4)
Midstream storage and transportation revenues	12	10
Home Protection Program	8	5
Base sales	(27)	(10)
Infrastructure recovery mechanism	(64)	25
Other	(5)	4
	$254	$50
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	2025	2024	2023
	(In Bcf)
Gas Markets
Gas sales	145	125	129
End-user transportation	164	167	174
	309	292	303
Intermediate transportation	566	517	541
Total	875	809	844
The change in sales in 2025 was primarily due to favorable weather. The change in sales in 2024 was primarily due to unfavorable weather. Intermediate transportation volumes fluctuate period to period based on available market opportunities.
Cost of gas — utility expense increased $112 million in 2025 and $15 million in 2024. The increase in 2025 was primarily due to higher sales volumes of $102 million and higher cost of gas of $10 million. The increase in 2024 was primarily due to a higher cost of gas of $40 million, partially offset by lower sales volumes of $25 million.
Operation and maintenance expense increased $71 million in 2025 and $47 million in 2024. The increase in 2025 was primarily due to higher gas operations expense of $54 million, higher corporate asset usage expense of $7 million, higher corporate support costs of $7 million, higher legal expense of $6 million, higher benefits and other compensation expense of $2 million, and higher uncollectible expense of $2 million, partially offset by one-time costs in 2024 of $8 million resulting from the voluntary separation incentive program. The increase in 2024 was primarily due to higher gas operations expense of $24 million, one-time costs of $8 million resulting from the voluntary separation incentive program noted above, higher uncollectible expense of $6 million, higher benefits and other compensation expense of $3 million, higher EWR expense of $3 million, and higher corporate support costs of $3 million.
Depreciation and amortization expense increased $4 million in 2025 and $12 million in 2024. The increase in both periods was primarily due to a higher depreciable base.
Taxes other than income increased $10 million in both 2025 and 2024. The increase in both periods was primarily due to higher property taxes.
Asset (gains) losses and impairments, net decreased $6 million in 2025 and increased $6 million in 2024. The change in both periods was primarily due to the write-off of capital expenditures in 2024, of which $3 million was disallowed by the MPSC in the November 2024 rate order.
Other (Income) and Deductions increased $14 million in 2025 and $13 million in 2024. The increase in both periods was primarily due to higher net interest expense.

Income Tax Expense increased $11 million in 2025 and decreased $16 million in 2024. The increase in 2025 was primarily due to higher earnings. The decrease in 2024 was primarily due to lower earnings.
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
DTE Gas filed a rate case with the MPSC on November 13, 2025 requesting a net increase in base rates of $163 million based on a projected twelve-month period ending September 30, 2027, and an increase in return on equity from 9.8% to 10.25%. The net increase is based on a total revenue deficiency of $238 million, net of the IRM roll-in of $75 million. The requested net increase in base rates was primarily due to continued infrastructure investment and increasing operations and maintenance costs needed to ensure the continued safe and reliable delivery of natural gas to customers. A final MPSC order in this case is expected in September 2026.

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	2025	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$696	$753	$809

Operating Expenses
Fuel, purchased power, and gas — non-utility	341	378	421
Operation and maintenance	265	261	232
Depreciation and amortization	59	59	53
Taxes other than income	14	11	9
Asset (gains) losses and impairments, net	2	10	(10)
	681	719	705
Operating Income	15	34	104
Other (Income) and Deductions	(78)	(64)	(27)
Income Taxes
Expense	23	34	38
Tax Credits	(84)	(71)	(60)
	(61)	(37)	(22)
Net Income Attributable to DTE Energy Company	$154	$135	$153
Operating Revenues — Non-utility operations decreased $57 million in 2025 and $56 million in 2024. The changes were due to the following:

2025
(In millions)
Lower demand and prices in the Steel business	$(100)
New project in the On-site business	7
Higher prices in the On-site business	8
Higher sales in the Renewables business	28
$(57)

2024
(In millions)
Lower demand and prices in the Steel business	$(44)
Lower sales in the Renewables business	(21)
Sale of project in the On-site business	(3)
New project in the On-site business	13
Other	(1)
$(56)
Fuel, purchased power, and gas — non-utility expense decreased $37 million in 2025 and $43 million in 2024. The change in both periods was due to the following:

2025
(In millions)
Lower demand and prices in the Steel business	$(76)
New project in the On-site business	1
Higher prices in the On-site business	8
Higher costs in the Renewables business	30
$(37)

2024
(In millions)
Lower demand and prices in the Steel business	$(34)
Lower costs in the Renewables business	(7)
Sale of project in the On-site business	(2)
$(43)
Operation and maintenance expense increased $4 million in 2025 and $29 million in 2024. The increase in 2025 was primarily due to estimated litigation penalties in the Steel business of $13 million, including $8 million related to EES Coke, partially offset by lower costs in the Renewables business of $10 million. The increase in 2024 was primarily due to a new project in the On-site business of $7 million and higher costs in the On-site business of $11 million, Renewables business of $6 million, and Steel business of $6 million.
Depreciation and amortization expense had no change in 2025 and increased $6 million in 2024. The increase in 2024 was primarily due to new projects in the Renewables business.
Asset (gains) losses and impairments, net decreased $8 million in 2025 and changed $20 million in 2024. The decrease in 2025 was primarily due to a write-off of $10 million in 2024, partially offset by storm related property loss in the Renewables business of $3 million. The change in 2024 was primarily due to the write-off noted above of carbon capture and sequestration assets of $10 million in 2024 and net gains of $10 million from 2023 that did not repeat in 2024.
Other (Income) and Deductions increased $14 million in 2025 and $37 million in 2024. The increase in 2025 was primarily due to higher interest income of $10 million associated with new projects in the On-site business and higher equity earnings of $5 million. The increase in 2024 was primarily due to higher interest income of $41 million associated with a new project in the On-site business and a gain in the Renewable business of $25 million attributed to the sale of a partnership interest, partially offset by a write-off of an equity investment in the Renewables business due to impairment of $23 million and higher net interest expense of $9 million.
Income Taxes — Expense decreased $11 million in 2025 and $4 million in 2024. The decrease in 2025 was primarily due to a $7 million lower deferred tax expense related to the reduction in tax basis on property that generated ITCs. The decrease in 2024 was primarily due to lower pre-tax income.

Income Taxes — Tax Credits increased $13 million in 2025 and $11 million in 2024. The increase in 2025 was primarily due to production tax credits generated in the Renewables business of $82 million, partially offset by a new project in the On-site business in 2024 of $60 million that did not repeat in 2025. The increase in 2024 was primarily due to a new project in the On-site business of $60 million noted above, partially offset by 2023 tax credits of $48 million from new projects in 2023 that did not repeat.
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

	2025	2024	2023
	(In millions)
Operating Revenues — Non-utility operations	$6,477	$3,843	$4,612

Operating Expenses
Purchased power, gas, and other — non-utility	6,174	3,562	4,068
Operation and maintenance	88	83	78
Depreciation and amortization	4	5	4
Taxes other than income	5	4	5
	6,271	3,654	4,155
Operating Income	206	189	457
Other (Income) and Deductions	42	22	9
Income Tax Expense	41	42	112
Net Income Attributable to DTE Energy Company	$123	$125	$336
Operating Revenues — Non-utility operations increased $2,634 million in 2025 and decreased $769 million in 2024. The following tables detail changes relative to the comparable prior periods:

2025
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices $2,005, and settled financial hedges $12	$2,017
Unrealized MTM - gains of $182 compared to losses of ($210) in the prior period	392
Other realized gain (loss)	225
$2,634

2024
(In millions)
Realized gas structured and gas transportation strategies - primarily lower gas prices ($380), and settled financial hedges ($56)	$(436)
Unrealized MTM - losses of ($210) compared to gains of $171 in the prior period	(381)
Other realized gain (loss)	48
$(769)

Purchased power, gas, and other — non-utility expense increased $2,612 million in 2025 and decreased $506 million in 2024. The following tables detail changes relative to the comparable prior periods:

2025
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$2,027
Unrealized MTM - losses of $160 compared to gains of ($233) in the prior period	393
Other realized (gain) loss	192
$2,612

2024
(In millions)
Realized gas structured and gas transportation strategies - primarily lower gas prices	$(436)
Unrealized MTM - gains of ($233) compared to gains of ($122) in the prior period	(111)
Other realized (gain) loss	41
$(506)
Operation and maintenance expense increased $5 million in both 2025 and 2024. The increase in 2025 was primarily due to higher compensation and software costs. The increase in 2024 was primarily due to higher compensation costs.
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
Operating Income increased $17 million in 2025, which includes a $70 million unfavorable change in timing-related gains primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The increase also includes a $48 million favorable change in timing-related gains and losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
Operating Income decreased $268 million in 2024, which includes a $167 million unfavorable change in timing-related gains primarily related to gas strategies subject to reversal in future periods as the underlying contracts settle. The decrease also includes a $107 million unfavorable change in timing-related gains and losses primarily related to gas strategies that were recognized in previous periods and subsequently reversed as the underlying contracts settled.
Other (Income) and Deductions increased $20 million in 2025 and $13 million in 2024. The increase in 2025 was primarily due to $17 million higher contributions to not-for-profit organizations and lower net interest income of $3 million. The increase in 2024 was primarily due to $22 million of higher contributions to not-for-profit organizations, partially offset by higher net interest income of $9 million.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The 2025 net loss of $268 million represents an increase of $83 million from the 2024 net loss of $185 million. This increase was primarily due to higher net interest expense and higher federal and state income taxes, including the $16 million impact from the One Big Beautiful Bill impact to the charitable contribution valuation allowance, as well as the $14 million impact from the Illinois state tax law change, partially offset by a gain on the sale of an equity investment of $27 million.
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

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2026 will be approximately $3.9 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and expenditures for non-utility businesses of approximately $6.8 billion in 2026. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows.

	2025	2024	2023
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$88	$51	$43
Net cash from operating activities	3,409	3,643	3,220
Net cash used for investing activities	(5,304)	(4,951)	(4,095)
Net cash from financing activities	2,057	1,345	883
Net Increase in Cash, Cash Equivalents, and Restricted Cash	162	37	8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$250	$88	$51
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased $234 million in 2025. The reduction was primarily due to lower cash from working capital items, partially offset by an increase in Depreciation and amortization and an increase in Deferred income taxes.
The change in working capital items in 2025 was primarily due to decreases in cash related to Accounts receivable, net, Regulatory assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by increases in cash related to Accounts payable, Accrued pension liability, and Accrued postretirement liability.

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
Net cash used for investing activities increased $353 million in 2025 primarily due to the Acquisition, net of cash acquired and an increase in cash used related to Investment in notes receivable.
Net cash used for investing activities increased $856 million in 2024 primarily due to increases in utility plant and equipment expenditures and an increase in cash used related to Investment in notes receivable.
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
Net cash from financing activities increased $712 million in 2025. The increase was primarily due to an increase in cash related to less Redemption of long-term debt, partially offset by a decrease in Issuance of long-term debt, net of issuance costs.
Net cash from financing activities increased $462 million in 2024. The increase was primarily due an increase in Issuance of long-term debt, net of issuance costs, partially offset by decreases in cash related to Redemption of long-term debt and Short-term borrowings, net.
Outlook
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Further, the current tax laws allow for extended tax benefits for renewable technologies, including PTCs and ITCs. DTE Electric expects to continue to monetize these tax credits to generate cash flows in the near-term. DTE Energy expects long-term growth in sales related to vehicle electrification, but no significant impacts in the near-term. Non-utility growth is expected from additional investments in the DTE Vantage segment, primarily related to renewable energy and custom energy solutions, while expanding into carbon capture and sequestration. DTE Vantage also expects enhanced growth opportunities in decarbonization, including tax credits for renewable natural gas and carbon capture projects.

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
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an at-the-market program, including an equity forward sales component. As of December 31, 2025, DTE Energy did not enter into any sales under the ATM Program.
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue $500 million to $600 million of equity in 2026. DTE Energy anticipates these discretionary equity issuances would be made through the at-the-market equity issuance program and/or contributions to the dividend reinvestment plan and/or employee incentive and benefit plans.
Over the long-term, additional equity issuances of $500 million to $600 million will be needed in 2027 and 2028 to support long-term growth. DTE Energy will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring changes in interest rates and impacts on the cost of borrowing.
Uses of Cash
DTE Energy has $1.4 billion in long-term debt, including securitization bonds and finance leases, maturing in the next twelve months. Repayment of the debt is expected to be made through internally generated funds and the issuance of short-term and/or long-term debt.
DTE Energy has paid quarterly cash dividends for more than 100 consecutive years and expects to continue paying regular cash dividends in the future, including approximately $1.0 billion in 2026. Any payment of future dividends is subject to approval by the Board of Directors and may depend on DTE Energy's future earnings, capital requirements, and financial condition. Over the long-term, DTE Energy expects continued dividend growth and is targeting a payout ratio consistent with pure-play utility companies. Dividends are subject to certain restrictions as discussed in Note 16 to the Consolidated Financial Statements, "Short-Term Credit Arrangements and Borrowings." However, these restrictions are not expected to impact DTE Energy's planned dividend payments.
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $483 million.
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

Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
13	Financial and Other Derivative Instruments
14	Long-Term Financings
16	Short-Term Credit Arrangements and Borrowings
18	Commitments and Contingencies
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation
Liquidity
DTE Energy has approximately $2.4 billion of available liquidity at December 31, 2025, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2025 and 2024. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
DTE Energy performed its annual impairment test as of October 1, 2025. In estimating fair value for the income approach, DTE Energy used discounted rates ranging from 6.1% to 8.9%. Based on the weighting of the estimated fair value using an income and market approach, DTE Energy determined that the estimated fair value of each reporting unit substantially exceeded its carrying value, and no impairment existed.
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

DTE Energy had pension expense of $60 million in 2025. DTE Energy had pension credits of $18 million, and $69 million in 2024, and 2023 respectively. Other postretirement benefit credits were $39 million in 2025, $44 million in 2024, and $38 million in 2023. Pension expense and other postretirement benefit credits for 2025 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.80% for the pension plans and 7.50% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2026 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active and passive investment management of 15% in equity markets, 57% in fixed income markets - including long duration bonds, and 28% invested in other assets. DTE Energy's 2026 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active and passive investment management of 7% in equity markets, 62% in fixed income markets - including long duration bonds, and 31% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. DTE Energy is maintaining its long-term rate of return assumption for the pension plans of 7.80% and decreasing the other postretirement plans to 7.40% for 2026. DTE Energy believes these rates are reasonable assumptions for the long-term rates of return on the plans' assets for 2026 given their respective asset allocations and DTE Energy's capital market expectations. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2025, DTE Energy had $32 million of cumulative losses related to investment performance in prior years that were not yet recognized in the calculation of the MRV of pension assets. For other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of plan assets; therefore, all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 5.43% for both the pension plans and other postretirement plans at December 31, 2025 compared to 5.65% for the pension plans and 5.66% for other postretirement plans at December 31, 2024.
DTE Energy last changed the mortality assumptions as of December 31,2024 to reflect recent plan experience. The mortality assumptions used at December 31, 2025 are the PRI-2012 mortality table projected using Scale MP-2021, with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.
DTE Energy estimates a total pension cost of approximately $70 million for 2026, compared to the cost of $60 million in 2025. The expected change is primarily related to lower discount rates, partially offset by higher than expected asset returns. The 2026 other postretirement benefit credit is estimated at approximately $40 million, comparable to the credit of $39 million in 2025.
The health care trend rates for DTE Energy assume 8.25% for pre-65 participants and 8.75% for post-65 participants for 2026, trending down to 4.50% for both pre-65 and post-65 participants in 2036.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.

Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2025 pension expense by approximately $37 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2025 pension expense by approximately $19 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2025 other postretirement credit by approximately $16 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have decreased the 2025 other postretirement credit by approximately $6 million.
The value of the qualified pension and other postretirement benefit plan assets was $5.4 billion at December 31, 2025 and $5.3 billion at December 31, 2024. At December 31, 2025, DTE Energy's qualified pension plans were underfunded by $127 million and its other postretirement benefit plans were over-funded by $513 million. In 2025, the funded status of the pension plans decreased slightly due to a combination of negative plan experience and lower discount rates offset partially by higher than expected asset returns, and the funded status of the other postretirement benefit plans improved due to a combination of lower assumed future health care costs and higher than expected asset returns.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. Any required pension funding will be made by contributing amounts consistent with the provisions of the Pension Protection Act of 2006. DTE Energy made nominal contributions to its qualified pension plans in 2025 and 2024 and does not anticipate making any material contributions in 2026. DTE Gas transferred $25 million of qualified pension plan funds to DTE Electric in 2025 in exchange for cash consideration. At the discretion of management and depending on financial market conditions, DTE Gas anticipates transferring up to $25 million of qualified pension plan funds to DTE Electric annually for the next five years in exchange for cash consideration. DTE Energy did not make other postretirement benefit plan contributions in 2025 or 2024 and does not anticipate making any contributions to the other postretirement plans over the next five years. All planned contributions will be at the discretion of management and subject to any changes in financial market conditions.
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2025 and 2024 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2024	$72
Reclassified to realized upon settlement	(369)
Changes in fair value recorded to income	373
Amounts recorded to unrealized income	4
Changes in fair value recorded in Regulatory liabilities	19
Amounts recorded in other comprehensive income, pretax	(17)
Change in collateral	(13)
Purchases	15
MTM at December 31, 2025	$80

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2029 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2026	2027	2028	2029 and Beyond	Total Fair Value
	(In millions)
Level 1	$10	$10	$(6)	$(1)	$13
Level 2	25	38	10	5	78
Level 3	34	(29)	(3)	17	19
MTM before collateral adjustments	$69	$19	$1	$21	110
Collateral adjustments					(30)
MTM at December 31, 2025					$80

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

The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2025:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$511	$—	$511
BBB+ and BBB	381	—	381
BBB-	5	—	5
Total Investment Grade	897	—	897
Non-investment grade(b)	35	—	35
Internally Rated — investment grade(c)	637	(9)	628
Internally Rated — non-investment grade(d)	51	(9)	42
Total	$1,620	$(18)	$1,602
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
(c)This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 9% of the total gross credit exposure.
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of December 31, 2025, DTE Energy had floating rate debt of $0.9 billion and a floating rate debt-to-total debt ratio of 3.5%.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2025 and 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2025	2024	2025	2024	Change in the Fair Value of
	(In millions)
Gas contracts	$22	$26	$(22)	$(26)	Commodity contracts
Power contracts	$5	$1	$(5)	$(1)	Commodity contracts
Environmental contracts	$(5)	$(8)	$5	$8	Commodity contracts
Interest rate risk — DTE Energy	$(904)	$(789)	$966	$848	Long-term debt
Interest rate risk — DTE Electric	$(538)	$(494)	$586	$538	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2025, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DTE Energy's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $8,169 million of regulatory assets and $2,988 million of regulatory liabilities as of December 31, 2025. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
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
February 17, 2026
We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$8,849	$7,990	$7,466
Non-utility operations	6,965	4,467	5,279
	15,814	12,457	12,745
Operating Expenses
Fuel, purchased power, and gas — utility	2,213	1,978	1,845
Fuel, purchased power, gas, and other — non-utility	6,426	3,879	4,413
Operation and maintenance	2,382	2,262	2,160
Depreciation and amortization	1,841	1,732	1,606
Taxes other than income	529	487	462
Asset (gains) losses and impairments, net	49	28	16
	13,440	10,366	10,502
Operating Income	2,374	2,091	2,243

Other (Income) and Deductions
Interest expense	1,056	951	791
Interest income	(103)	(136)	(57)
Non-operating retirement benefits, net	—	—	9
Other income	(230)	(167)	(102)
Other expenses	101	73	36
	824	721	677
Income Before Income Taxes	1,550	1,370	1,566

Income Tax Expense (Benefit)	88	(34)	169

Net Income Attributable to DTE Energy Company	$1,462	$1,404	$1,397

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$7.04	$6.78	$6.77

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$7.03	$6.77	$6.76

Weighted Average Common Shares Outstanding
Basic	207	207	206
Diluted	207	207	206
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net Income	$1,462	$1,404	$1,397

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $(2), $—, and $2, respectively	(5)	1	6
Net unrealized gains (losses) on derivatives, net of taxes of $(4), $15, and $(4), respectively	(11)	47	(13)
Foreign currency translation	3	(7)	2
Other comprehensive income (loss)	(13)	41	(5)

Comprehensive Income Attributable to DTE Energy Company	$1,449	$1,445	$1,392
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$208	$24
Restricted cash	42	64
Accounts receivable (less allowance for doubtful accounts of $60 and $70, respectively)
Customer	2,031	1,690
Other	118	137
Inventories
Fuel and gas	381	443
Materials, supplies, and other	994	802
Derivative assets	143	162
Regulatory assets	170	50
Other	261	235
	4,348	3,607
Investments
Nuclear decommissioning trust funds	2,552	2,256
Investments in equity method investees	122	128
Other	194	176
	2,868	2,560
Property
Property, plant, and equipment	44,623	40,840
Accumulated depreciation and amortization	(10,970)	(9,947)
	33,653	30,893
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,380	6,771
Securitized regulatory assets	619	690
Intangible assets	188	144
Notes receivable	1,455	898
Derivative assets	89	85
Prepaid postretirement costs	761	705
Operating lease right-of-use assets	271	188
Other	441	312
	13,197	11,786
Total Assets	$54,066	$48,846
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,753	$1,387
Accrued interest	273	224
Dividends payable	242	226
Short-term borrowings	882	1,067
Current portion long-term debt, including securitization bonds and finance leases	1,356	1,296
Derivative liabilities	86	118
Regulatory liabilities	107	181
Operating lease liabilities	32	21
Other	678	586
	5,409	5,106
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	21,736	19,153
Securitization bonds	561	635
Junior subordinated debentures	1,474	884
Finance lease obligations	14	18
	23,785	20,690
Other Liabilities
Deferred income taxes	3,400	2,958
Regulatory liabilities	2,881	2,856
Asset retirement obligations	4,469	4,031
Unamortized investment tax credit	402	269
Derivative liabilities	66	57
Accrued pension liability	235	214
Accrued postretirement liability	247	233
Nuclear decommissioning	405	353
Operating lease liabilities	235	167
Other	224	208
	12,564	11,346
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 207,745,154 and 207,171,582 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	6,858	6,779
Retained earnings	5,484	4,946
Accumulated other comprehensive loss	(39)	(26)
Total DTE Energy Company Equity	12,303	11,699
Noncontrolling interests	5	5
Total Equity	12,308	11,704
Total Liabilities and Equity	$54,066	$48,846
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating Activities
Net Income	$1,462	$1,404	$1,397
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,841	1,732	1,606
Nuclear fuel amortization	67	55	59
Allowance for equity funds used during construction	(105)	(86)	(42)
Deferred income taxes	358	194	181
Equity (earnings) losses of equity method investees	(47)	(15)	(3)
Dividends from equity method investees	3	3	3
Asset (gains) losses and impairments, net	49	28	16
Changes in assets and liabilities:
Accounts receivable, net	(316)	(40)	398
Inventories	(127)	(191)	(110)
Prepaid postretirement benefit costs	(56)	(72)	(62)
Accounts payable	255	45	(306)
Accrued pension liability	21	(136)	(28)
Accrued postretirement liability	14	(68)	14
Derivative assets and liabilities	6	25	(321)
Regulatory assets and liabilities	24	586	594
Other current and noncurrent assets and liabilities	(40)	179	(176)
Net cash from operating activities	3,409	3,643	3,220

Investing Activities
Plant and equipment expenditures — utility	(4,343)	(4,399)	(3,872)
Plant and equipment expenditures — non-utility	(86)	(68)	(62)
Acquisition related to business combination, net of cash acquired	(210)	—	—
Proceeds from sale of assets	32	46	3
Proceeds from sale of nuclear decommissioning trust fund assets	717	555	681
Investment in nuclear decommissioning trust funds	(719)	(559)	(678)
Distributions from equity method investees	18	30	25
Contributions to equity method investees	(1)	(27)	(27)
Investment in notes receivable	(600)	(479)	(109)
Principal collections on notes receivable	22	30	23
Investment in time deposits	—	(1,050)	—
Redemption of time deposits	—	1,050	—
Other	(134)	(80)	(79)
Net cash used for investing activities	(5,304)	(4,951)	(4,095)

DTE Energy Company
Consolidated Statements of Cash Flows — (Continued)

Financing Activities
Issuance of long-term debt, net of discount and issuance costs	4,429	4,533	3,167
Redemption of long-term debt	(1,291)	(2,139)	(1,616)
Short-term borrowings, net	(185)	(216)	121
Dividends paid on common stock	(871)	(810)	(752)
Other	(25)	(23)	(37)
Net cash from financing activities	2,057	1,345	883
Net Increase in Cash, Cash Equivalents, and Restricted Cash	162	37	8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	88	51	43
Cash, Cash Equivalents, and Restricted Cash at End of Period	$250	$88	$51

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$978	$869	$751

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$570	$454	$490

See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	205,632	$6,651	$3,808	$(62)	$4	$10,401
Net Income	—	—	1,397	—	—	1,397
Dividends declared on common stock ($3.88 per Common Share)	—	—	(800)	—	—	(800)
Issuance of common stock	318	35	—	—	—	35
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)
Stock-based compensation and other	407	27	(1)	—	1	27
Balance, December 31, 2023	206,357	$6,713	$4,404	$(67)	$5	$11,055
Net Income	—	—	1,404	—	—	1,404
Dividends declared on common stock ($4.15 per Common Share)	—	—	(859)	—	—	(859)
Issuance of common stock	309	35	—	—	—	35
Other comprehensive income, net of tax	—	—	—	41	—	41
Stock-based compensation and other	506	31	(3)	—	—	28
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	1,462	—	—	1,462
Dividends declared on common stock ($4.44 per Common Share)	—	—	(921)	—	—	(921)
Issuance of common stock	264	34	—	—	—	34
Other comprehensive loss, net of tax	—	—	—	(13)	—	(13)
Stock-based compensation and other	309	45	(3)	—	—	42
Balance, December 31, 2025	207,745	$6,858	$5,484	$(39)	$5	$12,308
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2025, DTE Electric's internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of New, or Changes to Existing, Regulatory Matters
As described in Note 9 to the consolidated financial statements, the Company recorded $7,598 million of regulatory assets and $1,861 million of regulatory liabilities as of December 31, 2025. The Company is required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulatory services and be charged to and collected from customers. Future regulatory changes could result in a discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Company’s regulated businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

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
February 17, 2026
We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating Revenues — Utility operations	$6,885	$6,277	$5,804

Operating Expenses
Fuel and purchased power — utility	1,816	1,618	1,492
Operation and maintenance	1,468	1,435	1,421
Depreciation and amortization	1,530	1,432	1,326
Taxes other than income	381	352	338
Asset (gains) losses and impairments, net	46	12	26
	5,241	4,849	4,603
Operating Income	1,644	1,428	1,201

Other (Income) and Deductions
Interest expense	550	495	429
Interest income	(9)	(7)	(20)
Non-operating retirement benefits, net	(5)	(5)	(4)
Other income	(171)	(144)	(87)
Other expenses	56	49	33
	421	388	351
Income Before Income Taxes	1,223	1,040	850

Income Tax Expense (Benefit)	71	(32)	78

Net Income	$1,152	$1,072	$772
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net Income	$1,152	$1,072	$772
Other comprehensive income	—	—	—
Comprehensive Income	$1,152	$1,072	$772
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2025	2024
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$81	$11
Restricted cash	42	48
Accounts receivable (less allowance for doubtful accounts of $41 and $46, respectively)
Customer	805	734
Affiliates	2	6
Other	55	58
Inventories
Fuel	114	193
Materials and supplies	678	537
Notes receivable
Affiliates	—	42
Regulatory assets	158	39
Other	116	101
	2,051	1,769
Investments
Nuclear decommissioning trust funds	2,552	2,256
Other	72	67
	2,624	2,323
Property
Property, plant, and equipment	33,807	30,801
Accumulated depreciation and amortization	(8,239)	(7,404)
	25,568	23,397
Other Assets
Regulatory assets	6,821	6,187
Securitized regulatory assets	619	690
Prepaid postretirement costs — affiliates	463	428
Operating lease right-of-use assets	237	159
Other	607	268
	8,747	7,732
Total Assets	$38,990	$35,221
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2025	2024
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$71	$64
Other	839	681
Accrued interest	135	128
Current portion long-term debt, including securitization bonds and finance leases	754	425
Regulatory liabilities	63	156
Short-term borrowings
Other	652	666
Operating lease liabilities	27	18
Other	228	204
	2,769	2,342
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,852	10,825
Securitization bonds	561	635
Finance lease liabilities	6	8
	12,419	11,468
Other Liabilities
Deferred income taxes	3,812	3,393
Regulatory liabilities	1,798	1,753
Asset retirement obligations	4,217	3,791
Unamortized investment tax credit	402	269
Nuclear decommissioning	405	353
Accrued pension liability — affiliates	245	248
Accrued postretirement liability — affiliates	237	225
Operating lease liabilities	206	142
Other	66	83
	11,388	10,257
Commitments and Contingencies (Notes 9 and 18)

Shareholder's Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	8,949	7,995
Retained earnings	3,465	3,159
Total Shareholder's Equity	12,414	11,154
Total Liabilities and Shareholder's Equity	$38,990	$35,221
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating Activities	(In millions)
Net Income	$1,152	$1,072	$772
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,530	1,432	1,326
Nuclear fuel amortization	67	55	59
Allowance for equity funds used during construction	(103)	(84)	(40)
Deferred income taxes	339	196	82
Asset (gains) losses and impairments, net	46	12	26
Changes in assets and liabilities:
Accounts receivable, net	(64)	33	(14)
Inventories	(62)	(130)	(99)
Prepaid postretirement benefit costs — affiliates	(35)	(50)	(33)
Accounts payable	57	25	(9)
Accrued pension liability — affiliates	(3)	(86)	(53)
Accrued postretirement liability — affiliates	12	(65)	15
Regulatory assets and liabilities	(9)	499	461
Other current and noncurrent assets and liabilities	(208)	(93)	(218)
Net cash from operating activities	2,719	2,816	2,275
Investing Activities
Plant and equipment expenditures	(3,686)	(3,636)	(3,089)
Proceeds from sale of nuclear decommissioning trust fund assets	717	555	681
Investment in nuclear decommissioning trust funds	(719)	(559)	(678)
Investment in notes receivable	(231)	(42)	(20)
Principal collections on notes receivable	1	14	17
Other	(88)	(74)	(44)
Net cash used for investing activities	(4,006)	(3,742)	(3,133)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,694	993	1,881
Redemption of long-term debt	(421)	(164)	(541)
Capital contribution by parent company	954	634	759
Short-term borrowings, net — affiliates	—	—	(27)
Short-term borrowings, net — other	(14)	281	(183)
Dividends paid on common stock	(846)	(776)	(1,002)
Other	(16)	(15)	(21)
Net cash from financing activities	1,351	953	866
Net Increase in Cash, Cash Equivalents, and Restricted Cash	64	27	8
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	32	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$123	$59	$32

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$529	$467	$409
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$484	$369	$403

See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2022	138,632	$1,386	$5,216	$3,093	$9,695
Net Income	—	—	—	772	772
Dividends declared on common stock	—	—	—	(1,002)	(1,002)
Capital contribution by parent company	—	—	759	—	759
Balance, December 31, 2023	138,632	$1,386	$5,975	$2,863	$10,224
Net Income	—	—	—	1,072	1,072
Dividends declared on common stock	—	—	—	(776)	(776)
Capital contribution by parent company	—	—	634	—	634
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	1,152	1,152
Dividends declared on common stock	—	—	—	(846)	(846)
Capital contribution by parent company	—	—	954	—	954
Balance, December 31, 2025	138,632	$1,386	$7,563	$3,465	$12,414
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisition	DTE Energy
Note 5	Revenue	DTE Energy and DTE Electric
Note 6	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 7	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 8	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 9	Regulatory Matters	DTE Energy and DTE Electric
Note 10	Income Taxes	DTE Energy and DTE Electric
Note 11	Earnings Per Share	DTE Energy
Note 12	Fair Value	DTE Energy and DTE Electric
Note 13	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 14	Long-Term Financings	DTE Energy and DTE Electric
Note 15	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 16	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 17	Leases	DTE Energy and DTE Electric
Note 18	Commitments and Contingencies	DTE Energy and DTE Electric
Note 19	Nuclear Operations	DTE Energy and DTE Electric
Note 20	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 21	Stock-Based Compensation	DTE Energy and DTE Electric
Note 22	Segment and Related Information	DTE Energy and DTE Electric
Note 23	Related Party Transactions	DTE Electric

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan;
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.4 million customers throughout Michigan and the sale of storage and transportation capacity; and
•Other businesses include 1) DTE Vantage, which is primarily involved in renewable natural gas projects and providing custom energy solutions to industrial, commercial, and institutional customers, and 2) energy marketing and trading operations.
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2025, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2025, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2025 and 2024. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
During Q4 2025, a consolidated VIE of DTE Vantage completed a contract that previously restricted certain assets of the VIE to be used only to settle the VIE's obligations. As a result, the assets and liabilities of the VIE, which primarily include receivables and payables, meet the exclusion criteria above. Accordingly, these assets and liabilities have been removed from the DTE Energy amounts for 2025 in the table below.
Amounts for the Registrants' consolidated VIEs are as follows:

	December 31,
	2025		2024
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$5	$—	$6	$—
Restricted cash	42	42	64	48
Accounts receivable	10	6	27	6
Securitized regulatory assets	619	619	690	690
Notes receivable(a)	68	—	657	—
Other current and long-term assets	1	—	1	—
	$745	$667	$1,445	$744

LIABILITIES
Accounts payable	$—	—	$26	$—
Accrued interest	11	11	12	12
Regulatory liabilities — current	23	23	27	27
Securitization bonds(b)	636	636	706	706
Other current and long-term liabilities	4	—	20	—
	$674	$670	$791	$745
_______________________________________
(a)At December 31, 2025 and December 31, 2024, Notes receivable includes $2 million and $14 million, respectively, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $75 million and $71 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position at December 31, 2025 and December 31, 2024, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $63 million and $65 million at December 31, 2025 and 2024, respectively.
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs information above.
At December 31, 2025 and 2024, DTE Energy's Investments in equity method investees were $122 million and $128 million, respectively. The balances are primarily comprised of investments in the DTE Vantage segment and Corporate and Other, of which no investment is individually significant. DTE Vantage investments include projects that deliver energy and utility-type products and services to industrial customers, sell electricity and gas from renewable energy projects, and produce and sell metallurgical coke. Corporate and Other holds various ownership interests in limited partnerships that include investment funds supporting regional development and economic growth. For further information by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
At December 31, 2025 and 2024, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $96 million and $94 million, respectively. The difference is being amortized over the life of the underlying assets.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and certain investment income, primarily from trading securities held in DTE Energy's rabbi trust.
The following is a summary of DTE Energy's Other income:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Allowance for equity funds used during construction	$105	$86	$42
Equity earnings of equity method investees	47	15	3
Contract services	43	34	26
Investment income(a)	17	17	17
Other	18	15	14
	$230	$167	$102
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Allowance for equity funds used during construction	$103	$84	$40
Contract services	43	33	25
Investment income(a)	14	13	11
Other	11	14	11
	$171	$144	$87
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
Derivatives
Energy Trading classifies derivative transactions as revenue or expense based on the intent of the transaction (buy or sell). Revenues are recorded on a gross or net basis within the income statement depending upon whether it represents a non-trading activity or trading activity, respectively. Cash flows associated with derivative instruments, including related gains and losses, are presented as Operating Activities within the Registrants' Consolidated Statements of Cash Flows. For additional information, refer to Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the years ended December 31, 2025 and 2024, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2025 and 2024:

	Net Unrealized Gain (Loss) on Derivatives	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2023	$(17)	$(52)	$2	$(67)
Other comprehensive income (loss) before reclassifications	47	(3)	(7)	37
Amounts reclassified from Accumulated other comprehensive loss	—	4	—	4
Net current period Other comprehensive income (loss)	47	1	(7)	41
Balance, December 31, 2024	$30	$(51)	$(5)	$(26)
Other comprehensive income (loss) before reclassifications	(8)	(9)	3	(14)
Amounts reclassified from Accumulated other comprehensive loss	(3)	4	—	1
Net current period Other comprehensive income (loss)	(11)	(5)	3	(13)
Balance, December 31, 2025	$19	$(56)	$(2)	$(39)
______________________________________
(a)All amounts are net of tax, except for foreign currency translation.
(b)Benefit obligations activity includes changes in actuarial (gain) loss and prior service cost in DTE Energy's pension and other postretirement benefit plans. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for details regarding this activity.
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
DTE Energy had unbilled revenues of $1.3 billion and $1.0 billion at December 31, 2025 and 2024, respectively, including $322 million and $303 million of DTE Electric unbilled revenues, respectively, included in Customer Accounts receivable.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following represents the Registrants' financing receivables by year of origination as determined by the date the original agreement was executed, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2025.

	DTE Energy				DTE Electric(a)
	Year of Origination
	2025	2024	2023 and prior	Total	2025 and prior
	(In millions)
Notes receivable
Internal grade 1	$247	$4	$27	$278	$274
Internal grade 2	4	923	250	1,177	—
Total notes receivable(b)	$251	$927	$277	$1,455	$274

Net investment in leases
Internal grade 1	$—	$—	$34	$34	$—
Internal grade 2	—	2	—	2	—
Total net investment in leases(b)	$—	$2	$34	$36	$—
_______________________________________
(a)For DTE Electric, $247 million is included in Internal grade 1 with a 2025 year of origination.
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
Notes receivable for DTE Energy are primarily comprised of loans, MISO deposits, and finance lease receivables that are included in Notes Receivable and Other current assets on DTE Energy's Consolidated Statements of Financial Position. Notes receivable for DTE Electric are primarily comprised of MISO deposits and loans that are included in current Notes receivable and Other long-term assets on DTE Electric's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Balance at December 31, 2022	$78	$1	$79	$49
Current period provision	52	—	52	36
Write-offs charged against allowance	(112)	—	(112)	(72)
Recoveries of amounts previously written off	44	—	44	28
Balance at December 31, 2023	$62	$1	$63	$41
Current period provision	74	2	76	49
Write-offs charged against allowance	(108)	—	(108)	(70)
Recoveries of amounts previously written off	41	—	41	26
Balance at December 31, 2024	$69	$3	$72	$46
Current period provision	69	—	69	44
Write-offs charged against allowance	(116)	—	(116)	(74)
Recoveries of amounts previously written off	37	—	37	25
Balance at December 31, 2025	$59	$3	$62	$41
____________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
DTE Energy	$70	$74	$55
DTE Electric	$45	$50	$38
There are no material amounts of past due financing receivables for the Registrants as of December 31, 2025.
Inventories
Inventory related to utility and non-utility operations is valued at the lower of cost or net realizable value, where cost is generally valued using average cost. Inventory primarily includes fuel, gas, materials, and supplies. Other inventories include RECs, emission allowances, and other environmental products primarily in the Energy Trading segment.
DTE Gas' natural gas inventory includes $43 million and $69 million as of December 31, 2025 and 2024, respectively, that is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $147 million and $81 million at December 31, 2025 and 2024, respectively.
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
Goodwill
DTE Energy has goodwill resulting from business combinations. For each reporting unit, DTE Energy performs an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired. For the years ended December 31, 2025 and 2024, there were no impairments resulting from these tests and there were no other changes in the carrying amount of goodwill.
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2025			December 31, 2024
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Contract intangibles	5 to 39 years	$306	$(137)	$169	$246	$(119)	$127

Carbon offsets		16	—	16	14	—	14
Renewable energy credits		—	—	—	1	—	1
Other		3	—	3	2	—	2
Intangible assets not subject to amortization(a)		19	—	19	17	—	17

DTE Energy Long-term intangible assets		$325	$(137)	$188	$263	$(119)	$144
______________________________________
(a)Amounts are charged to expense, using average cost, as they are consumed in the operation of the business. DTE Electric intangible assets include the Renewable energy credits above, which are included in Other Assets — Other on the DTE Electric Consolidated Statements of Financial Position.
The following table summarizes DTE Energy's estimated contract intangible amortization expense expected to be recognized during each year through 2030:

	2026	2027	2028	2029	2030
	(In millions)
Estimated amortization expense	$24	$24	$24	$24	$22
DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $18 million, $16 million, and $15 million in 2025, 2024, and 2023, respectively.

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
The following balances for cloud computing costs relate to DTE Energy:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Amortization expense of capitalized cloud computing costs	$13	$12	$10
Gross value of capitalized cloud computing costs	$94	$64
Accumulated amortization of capitalized cloud computing costs	$40	$27
The following balances for cloud computing costs relate to DTE Electric:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Amortization expense of capitalized cloud computing costs	$10	$10	$8
Gross value of capitalized cloud computing costs	$69	$51
Accumulated amortization of capitalized cloud computing costs	$32	$22
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
DTE Energy Foundation
DTE Energy made charitable contributions to the DTE Energy Foundation of $20 million and $10 million for the years ended December 31, 2025 and 2024, respectively. DTE Energy made no such contribution for the year ended December 31, 2023. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.

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

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require enhanced income tax disclosures, particularly related to a reporting entity's effective tax rate reconciliation and income taxes paid. For the rate reconciliation table, the update requires additional categories of information about federal, state, and foreign taxes and details about significant reconciling items, subject to a quantitative threshold. Income taxes paid must be similarly disaggregated by federal, state, and foreign based on a quantitative threshold. The Registrants adopted the ASU effective January 1, 2025 using the retrospective approach, with no impact on the Registrants' financial position or results of operations. Additional required disclosures have been included in Note 10 to the Consolidated Financial Statements, "Income Taxes."
Recently Issued Pronouncements
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — ACQUISITION
Electric Segment Acquisition
Effective August 14, 2025, DTE Sustainable Generation closed on the purchase of a 123 MW cogeneration facility, located in Michigan, from Osaka Gas USA Corporation. The acquisition adds generating capacity to DTE Energy's portfolio. Direct transaction costs, primarily related to advisory fees, were immaterial and were included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations for the period incurred. The fair value of consideration provided for the acquisition was approximately $216 million, including working capital adjustments, which was paid in cash.
The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values as shown below:

(In millions)
Cash	$6
Contract intangibles	57
Property, plant, and equipment, net	135
Working capital, other assets and liabilities	18
Total	$216
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
The acquired project constitutes non-utility operations and related revenues are classified accordingly as Operating Revenues — Non-utility operations within DTE Energy's Consolidated Statements of Operations and the Electric segment Results of Operations. Refer to Note 22 to the Consolidated Financial Statements, "Segment and Related Information."

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
For discussion of derivative contracts, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Electric(a)
Residential	$3,144	$3,045	$2,847
Commercial	2,195	2,263	2,114
Industrial	652	715	732
Other(b)	944	270	125
Total Electric operating revenues	$6,935	$6,293	$5,818

Gas
Gas sales	$1,521	$1,307	$1,324
End User Transportation	255	246	250
Intermediate Transportation	87	83	85
Other(b)	189	162	89
Total Gas operating revenues	$2,052	$1,798	$1,748

Other segment operating revenues
DTE Vantage	$696	$753	$809
Energy Trading	$6,477	$3,843	$4,612
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $50 million, $16 million, and $14 million of Other revenues related to DTE Sustainable Generation for the years ended December 31, 2025, 2024, and 2023, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment, and interconnection sales in the Electric segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Electric — Alternative Revenue Programs	$48	$43	$36
Electric — Other revenues	$23	$25	$22
Gas — Alternative Revenue Programs	$8	$21	$16
Gas — Other revenues	$12	$11	$8
DTE Vantage — Leases	$61	$60	$59
Energy Trading — Derivatives	$4,571	$2,540	$3,436
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
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Year Ended December 31,
	2025	2024
	(In millions)
Beginning Balance, January 1	$138	$106
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	166	132
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(134)	(100)
Ending Balance, December 31	$170	$138
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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2026	$169
2027	1
2028	—
2029	—
2030	—
2031 and thereafter	—
$170
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2026	$189	$1
2027	168	—
2028	110	—
2029	91	—
2030	81	—
2031 and thereafter	292	—
	$931	$1

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2025	2024
Property, plant, and equipment	(In millions)
DTE Electric
Distribution	$16,316	$14,995
Dispatchable generation	8,647	8,428
Renewable generation	5,102	3,933
Other	3,742	3,445
Total DTE Electric	33,807	30,801
DTE Gas
Distribution	6,826	6,334
Transmission	1,267	1,212
Storage	589	586
Other	530	500
Total DTE Gas	9,212	8,632
DTE Vantage	1,191	1,135
Other	413	272
Total DTE Energy	$44,623	$40,840
Accumulated depreciation and amortization
DTE Electric
Distribution	$(3,729)	$(3,513)
Dispatchable generation	(2,584)	(2,146)
Renewable generation	(760)	(615)
Other	(1,166)	(1,130)
Total DTE Electric	(8,239)	(7,404)
DTE Gas
Distribution	(1,413)	(1,319)
Transmission	(291)	(278)
Storage	(140)	(138)
Other	(228)	(210)
Total DTE Gas	(2,072)	(1,945)
DTE Vantage	(564)	(520)
Other	(95)	(78)
Total DTE Energy	$(10,970)	$(9,947)
Net DTE Energy Property, plant, and equipment	$33,653	$30,893
Net DTE Electric Property, plant, and equipment	$25,568	$23,397
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
The AFUDC and capitalized interest rates were as follows for the years ended December 31:

	2025	2024	2023
DTE Electric AFUDC	6.01%	5.56%	5.53%
DTE Gas AFUDC	5.80%	5.45%	5.41%
Non-regulated businesses capitalized interest	4.50%	4.25%	3.00%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of AFUDC and interest capitalized for the years ended December 31:

	2025	2024	2023
DTE Energy	(In millions)
Allowance for debt funds used during construction and interest capitalized	$47	$36	$20
Allowance for equity funds used during construction	105	86	42
Total	$152	$122	$62

	2025	2024	2023
DTE Electric	(In millions)
Allowance for debt funds used during construction	$45	$34	$15
Allowance for equity funds used during construction	103	84	40
Total	$148	$118	$55
Depreciation and Amortization
The composite depreciation rate for DTE Electric was approximately 3.6% in 2025, 4.2% in 2024, and 4.4% in 2023. The composite depreciation rate for DTE Gas was 2.8% in 2025 and 2.9% in 2024 and 2023. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2025 follows:

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
The following is a summary of Depreciation and amortization expense for DTE Energy:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Property, plant, and equipment	$1,265	$1,316	$1,239
Regulatory assets and liabilities	550	394	344
Intangible assets	18	16	15
Other	8	6	8
	$1,841	$1,732	$1,606
The following is a summary of Depreciation and amortization expense for DTE Electric:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Property, plant, and equipment	$1,039	$1,089	$1,029
Regulatory assets and liabilities	486	338	292
Other	5	5	5
	$1,530	$1,432	$1,326

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
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Amortization expense of capitalized software	$164	$192	$189
Gross carrying value of capitalized software	$1,211	$1,005
Accumulated amortization of capitalized software	$474	$476
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Amortization expense of capitalized software	$146	$175	$172
Gross carrying value of capitalized software	$1,084	$910
Accumulated amortization of capitalized software	$399	$414

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
DTE Electric's ownership information of the two utility plants as of December 31, 2025 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,290 MW
Ownership interest	81%	49%
Investment in Property, plant, and equipment (in millions)	$1,961	$676
Accumulated depreciation (in millions)	$1,198	$171
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
Changes to Asset retirement obligations for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
DTE Energy	(In millions)
Asset retirement obligations at January 1	$4,031	$3,556	$3,460
Accretion	239	211	198
Liabilities incurred	32	324	7
Liabilities settled	(10)	(14)	(96)
Revision in estimated cash flows(a)	177	(46)	(13)
Asset retirement obligations at December 31	$4,469	$4,031	$3,556
_______________________________________
(a)Revision in estimated cash flows was primarily due to the impact of the CCR regulations on DTE Electric's coal ash storage facility asset retirement obligations, as well as revision of estimated cash flows related to DTE Electric's Fermi 1 obligations. Refer to Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," for additional information regarding the CCR regulations.

	2025	2024	2023
DTE Electric	(In millions)
Asset retirement obligations at January 1	$3,791	$3,326	$3,221
Accretion	226	199	185
Liabilities incurred	32	323	4
Liabilities settled	(9)	(11)	(81)
Revision in estimated cash flows(a)	177	(46)	(3)
Asset retirement obligations at December 31	$4,217	$3,791	$3,326
_______________________________________
(a)Revision in estimated cash flows was primarily due to the impact of the CCR regulations on DTE Electric's coal ash storage facility asset retirement obligations, as well as revision of estimated cash flows related to DTE Electric's Fermi 1 obligations. Refer to Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," for additional information regarding the CCR regulations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Approximately $3.1 billion of the Asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2025	2024	2025	2024
Assets	(In millions)
Recoverable undepreciated costs on retiring plants	$3,146	$2,986	$3,146	$2,986
Recoverable pension and other postretirement costs
Pension	1,281	1,315	949	971
Other postretirement costs	90	91	—	—
Fermi 2 asset retirement obligation	895	951	895	951
Removal costs asset	700	501	700	501
Enhanced tree trimming program deferred costs	340	211	340	211
Renewable ITC offset	207	89	207	89
Recoverable income taxes related to AFUDC equity	148	116	139	107
Energy Waste Reduction incentive	115	102	94	82
Accrued PSCR/GCR revenue	112	—	111	—
Recoverable Michigan income taxes	107	119	89	99
Ludington contract dispute costs	58	31	58	31
Energy Waste Reduction	57	36	52	29
Deferred environmental costs	39	43	—	—
Unamortized loss on reacquired debt	33	38	26	29
Customer360 deferred costs	29	34	29	34
Other	193	158	144	106
	7,550	6,821	6,979	6,226
Less amount included in Current Assets	(170)	(50)	(158)	(39)
	$7,380	$6,771	$6,821	$6,187

Securitized regulatory assets	$619	$690	$619	$690

	DTE Energy		DTE Electric
	2025	2024	2025	2024
Liabilities	(In millions)
Refundable federal income taxes	$1,646	$1,733	$1,318	$1,389
Removal costs liability	511	506	—	—
Non-service pension and other postretirement costs	271	255	103	94
Negative other postretirement offset	205	214	133	139
Renewable energy	196	90	196	90
Accrued PSCR/GCR refund	43	136	—	111
Other	116	103	111	86
	2,988	3,037	1,861	1,909
Less amount included in Current Liabilities	(107)	(181)	(63)	(156)
	$2,881	$2,856	$1,798	$1,753
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
ASSETS
•Recoverable undepreciated costs on retiring plants — Undepreciated costs at the Belle River and Monroe power plants that will be retired in future periods. These costs were approved for recovery as a result of DTE Electric's Integrated Resource Plan settlement agreement in 2023. One unit of the Belle River power plant was retired in 2025, with the remaining unit expected to be retired in 2026. The Monroe power plant will be retired in 2028 and 2032. As prescribed by the Integrated Resource Plan, DTE Electric will recover $1.05 billion of these plant costs through future securitizations. The remaining amount is being recovered through a regulatory asset with a return on equity of 9.0% and is being amortized over a 15-year period beginning in February 2025.
•Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but are not immediately recognized as components of net periodic benefit costs (credits). DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as Regulatory assets or Regulatory liabilities since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset and liability will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs (credits). Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," for additional information regarding the changes in pension and other postretirement costs for the period and the impact on Regulatory assets.(a)
•Fermi 2 asset retirement obligation — Obligation for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)
•Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers for DTE Electric.
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
•Energy Waste Reduction — Receivable for under-recovery of energy waste reduction costs incurred by DTE Electric and DTE Gas which are recoverable through a surcharge.(a)
•Deferred environmental costs — The MPSC approved the deferral of investigation and remediation costs associated with DTE Gas' former MGP sites. Amortization of deferred costs is over a ten-year period beginning in the year after costs were incurred, with recovery (net of any insurance proceeds) through base rate filings.(a)
•Unamortized loss on reacquired debt — The unamortized discount, premium, and expense related to debt redeemed with a refinancing are deferred, amortized, and recovered over the life of the replacement issue.
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
•Removal costs liability — The amounts collected from customers to fund future asset removal activities in excess of removal costs incurred for DTE Gas.
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
2025 Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on December 23, 2025 requesting an increase in depreciation rates of $147 million when compared to current depreciation rates for plant in service balances as of December 31, 2023. While there is no required timing for an MPSC order in a depreciation case, updated depreciation rates will be implemented coinciding with an order in the first DTE Electric general rate case filed following an order in this case.
2025 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 13, 2025 requesting a net increase in base rates of $163 million based on a projected twelve-month period ending September 30, 2027, and an increase in return on equity from 9.8% to 10.25%. The net increase is based on a total revenue deficiency of $238 million, net of the IRM roll-in of $75 million. The requested net increase in base rates was primarily due to continued infrastructure investment and increasing operations and maintenance costs needed to ensure the continued safe and reliable delivery of natural gas to customers. A final MPSC order in this case is expected in September 2026.

NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had federal income tax receivables with DTE Energy of $1 million and $5 million at December 31, 2025 and 2024, respectively. Income tax receivables with DTE Energy are included in Accounts receivable – Affiliates on the DTE Electric Consolidated Statements of Financial Position.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2025		2024		2023
	(In millions)
DTE Energy	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at U.S. Federal Statutory Tax Rate	$326	21.0%	$288	21.0%	$329	21.0%

Tax Credits
Production tax credits	(161)	(10.4)%	(174)	(12.7)%	(91)	(5.8)%
Investment tax credits	(94)	(6.1)%	(128)	(9.3)%	(44)	(2.8)%
Other	(5)	(0.3)%	(4)	(0.3)%	(5)	(0.3)%

Other Adjustments
TCJA regulatory liability amortization	(65)	(4.2)%	(66)	(4.8)%	(63)	(4.0)%
Other	(4)	(0.1)%	4	0.2%	—	—%

Nontaxable or Nondeductible Items
AFUDC equity	(20)	(1.3)%	(17)	(1.2)%	(7)	(0.5)%
Other	6	0.5%	(3)	(0.3)%	(4)	(0.2)%

Changes in Tax Laws or Rates Enacted in the Current Period	16	1.0%	—	—%	—	—%

Changes in Valuation Allowances	7	0.4%	6	0.5%	—	—%

Changes in Prior Year Unrecognized Tax Benefits	—	—%	—	—%	(12)	(0.8)%

Foreign Tax Effects
Canada	1	—%	1	0.1%	—	—%

State and Local Income Taxes, Net of Federal Effect (a)	$81	5.2%	$59	4.3%	$66	4.2%
Income Tax Expense (Benefit) at Effective Tax Rate	$88	5.7%	$(34)	(2.5)%	$169	10.8%
_______________________________________
(a)State taxes in Michigan made up the majority (greater than 50 percent) of the tax effect in this category for all years presented. State and local income taxes in 2025 includes $14 million expense due to an Illinois tax law change.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2025		2024		2023
	(In millions)
DTE Electric	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at U.S. Federal Statutory Tax Rate	$257	21.0%	$218	21.0%	$179	21.0%

Tax Credits
Investment tax credits	(95)	(7.7)%	(70)	(6.7)%	(1)	(0.1)%
Production tax credits	(77)	(6.3)%	(167)	(16.0)%	(79)	(9.3)%
Other	(4)	(0.4)%	(4)	(0.4)%	(4)	(0.5)%

Other Adjustments
TCJA regulatory liability amortization	(53)	(4.4)%	(55)	(5.3)%	(53)	(6.2)%
Other	(1)	(0.1)%	2	0.2%	—	—%

Nontaxable or Nondeductible Items
AFUDC equity	(20)	(1.6)%	(16)	(1.6)%	(7)	(0.8)%
Other	(2)	(0.1)%	(2)	(0.2)%	(2)	(0.2)%

Changes in Prior Year Unrecognized Tax Benefits	—	—%	—	—%	(7)	(0.8)%

Changes in Valuation Allowances	—	—%	5	0.4%	—	—%

State and Local Income Taxes, Net of Federal Effect (a)	$66	5.4%	$57	5.5%	$52	6.1%
Income Tax Expense (Benefit) at Effective Tax Rate	$71	5.8%	$(32)	(3.1)%	$78	9.2%
_______________________________________
(a)State taxes in Michigan made up the majority (greater than 50 percent) of the tax effect in this category for all years presented.
Components of the Registrants' Income Taxes Paid were as follows:

	Year Ended December 31,
	2025	2024	2023
DTE Energy	(In millions)
U.S. Federal(a)	$(266)	$(230)	$2

U.S. State and Local
Michigan	(5)	(5)	(10)
Pennsylvania	1	2	2
Other	1	—	1
	(3)	(3)	(7)

Foreign	2	3	—

Total	$(267)	$(230)	$(5)
_______________________________________
(a)Includes proceeds on sale of transferrable income tax credits, net of discount, in 2025 and 2024.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2025	2024	2023
DTE Electric	(In millions)
U.S. Federal(a)	$(273)	$(231)	$9

U.S. State and Local
Michigan	$—	$—	$6

Total	$(273)	$(231)	$15
_______________________________________
(a)Includes proceeds on sale of transferrable income tax credits, net of discount, in 2025 and 2024.
Components of the Registrants' Income Tax Expense were as follows:

	Year Ended December 31,
	2025	2024	2023
DTE Energy	(In millions)
Income (loss) from continuing operations before income tax expense (benefit)
US	$1,543	$1,357	$1,559
Foreign	7	13	7
Total	$1,550	$1,370	$1,566

Income tax expense (benefit) from continuing operations
Current tax expense (benefit)
US federal	$(269)	$(229)	$(10)
US state and local	(3)	(2)	(2)
Foreign	2	3	—
Total current tax expense (benefit)	$(270)	$(228)	$(12)

Deferred tax expense (benefit)
US federal	$253	$116	$103
US state and local	105	77	76
Foreign	—	1	2
Total deferred tax expense (benefit)	$358	$194	$181

Total tax expense (benefit)
US federal	$(16)	$(113)	$93
US state and local	102	75	74
Foreign	2	4	2
Total tax expense (benefit)	$88	$(34)	$169

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2025	2024	2023
DTE Electric	(In millions)
Income (loss) from continuing operations before income tax expense (benefit)
US	$1,223	$1,040	$850
Total	$1,223	$1,040	$850

Income tax expense (benefit) from continuing operations
Current tax expense (benefit)
US federal	$(268)	$(228)	$1
US state and local	—	—	(5)
Total current tax expense (benefit)	$(268)	$(228)	$(4)

Deferred tax expense (benefit)
US federal	$256	$124	$19
US state and local	83	72	63
Total deferred tax expense (benefit)	$339	$196	$82

Total tax expense (benefit)
US federal	$(12)	$(104)	$20
US state and local	83	72	58
Total tax expense (benefit)	$71	$(32)	$78
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Registrants' Consolidated Financial Statements.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2025	2024	2025	2024
	(In millions)
Property, plant, and equipment	$(3,952)	$(3,695)	$(2,947)	$(2,788)
Regulatory assets and liabilities	(1,412)	(1,272)	(1,636)	(1,492)
Tax credit carryforwards	1,619	1,604	512	583
Pension and benefits	3	55	2	62
Federal net operating loss carryforward	180	190	24	30
State and local net operating loss carryforwards	51	68	27	42
Investments in equity method investees	(25)	(28)	(1)	(1)
Other	182	145	207	176
	(3,354)	(2,933)	(3,812)	(3,388)
Less: Valuation allowance	(46)	(25)	—	(5)
Long-term deferred income tax liabilities	$(3,400)	$(2,958)	$(3,812)	$(3,393)

Deferred income tax assets	$2,575	$2,508	$1,188	$1,209
Deferred income tax liabilities	(5,975)	(5,466)	(5,000)	(4,602)
	$(3,400)	$(2,958)	$(3,812)	$(3,393)
Tax credit carryforwards for DTE Energy include $1.6 billion of general business credits that expire from 2034 through 2047. No valuation allowance is required for the tax credit carryforwards deferred tax asset.
DTE Energy has a pre-tax federal net operating loss carryforward of $856 million as of December 31, 2025 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy has state and local deferred tax assets related to net operating loss carryforwards of $51 million and $68 million at December 31, 2025 and 2024, respectively. Most of the state and local net operating loss carryforwards expire from 2026 through 2045 with the remainder being carried forward indefinitely.
DTE Energy has recorded valuation allowances of $46 million and $25 million at December 31, 2025 and 2024, respectively. The valuation allowances include $15 million and $16 million related to the state net operating loss carryforwards noted above and $30 million and $3 million related to charitable contribution carryforwards as of the respective periods ended.
Tax credit carryforwards for DTE Electric include $512 million of general business credits that expire from 2036 through 2047. No valuation allowance is required for the tax credit carryforwards deferred tax asset.
DTE Electric has a pre-tax federal net operating loss carryforward of $112 million as of December 31, 2025 which can be carried forward indefinitely. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has $27 million and $42 million in state and local deferred tax assets related to net operating loss carryforwards at December 31, 2025 and 2024, respectively, which will expire from 2030 through 2045. No valuation allowance is required for the state and local net operating loss deferred tax assets.
In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The above tables exclude unamortized ITCs that are shown separately on the Registrants' Consolidated Statements of Financial Position. DTE Energy's policy election is to follow the flow-through method of accounting for ITCs earned from its non-utility businesses and the deferral method of accounting for its regulated utilities due to different economic profiles of the various entities. The flow-through method used by the non-utility businesses recognizes ITCs in earnings when the related assets are placed in service. The ITCs generated by the regulated utilities are deferred and amortized to earnings over the average life of the related property. ITCs generated and sold by the regulated utilities are offset with a regulatory asset to give the benefit to customers over a period shorter than the book life, as approved by the MPSC. Refer to Note 9 to the Consolidated Financial Statements, "Regulatory Matters" for the regulatory asset balance at December 31, 2025.
The benefit from wind PTCs and solar ITCs generated by DTE Electric are provided to customers through the regulatory construct of the renewable energy program and nuclear PTCs generated by DTE Electric are provided to customers through the regulatory construct of the PSCR mechanism.
Beginning in 2024, DTE Electric sold certain PTCs and ITCs detailed below. Tax credit sales are subject to standard indemnifications up to the cash received. Payments under these indemnifications are considered remote. The following table details the Registrants' tax credit sales, net of discount, by year of sale:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash received for tax credit sales	$268	$231	$—
On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was enacted into law. As a result of the OBBB, DTE Energy recorded a valuation allowance of $16 million related to their charitable contribution carryforward in the third quarter.
Uncertain Tax Positions
There were no unrecognized tax benefits at the Registrants for the years ended December 31, 2025 or 2024.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on the Consolidated Statements of Operations. DTE Energy did not recognize any interest expense related to income taxes in 2025 and 2024 and recognized a nominal amount of interest expense related to income taxes in 2023. DTE Electric did not recognize any interest expense related to income taxes in 2025 and 2024 and recognized a nominal amount of interest expense in 2023. There was no accrued interest or penalties pertaining to income taxes for the Registrants at December 31, 2025, 2024, and 2023.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
In 2025, DTE Energy, including DTE Electric, settled a federal tax audit for the 2023 tax year. DTE Energy's federal income tax returns for 2024 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Corporate Income Tax returns for the year 2021 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2025	2024	2023
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	1,462	$1,404	$1,397
Less: Allocation of earnings to net restricted stock awards	3	3	3
Net income available to common shareholders — basic	$1,459	$1,401	$1,394

Average number of common shares outstanding — basic	207	207	206

Basic Earnings per Common Share	$7.04	$6.78	$6.77

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$1,462	$1,404	$1,397
Less: Allocation of earnings to net restricted stock awards	3	3	3
Net income available to common shareholders — diluted	$1,459	$1,401	$1,394

Average number of common shares outstanding — diluted	207	207	206

Diluted Earnings per Common Share	$7.03	$6.77	$6.76

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2025 and 2024. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	December 31, 2025						December 31, 2024
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(c)	$176	$—	$—	$—	$—	$176	$11	$—	$—	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	987	—	—	201	—	1,188	856	—	—	147	—	1,003
Fixed income securities	133	460	—	133	—	726	124	414	—	112	—	650
Private equity and other	—	—	—	358	—	358	16	—	—	333	—	349
Hedge funds and similar investments	228	17	—	—	—	245	151	16	—	61	—	228
Cash equivalents	35	—	—	—	—	35	26	—	—	—	—	26
Other investments(d)
Equity securities	84	—	—	—	—	84	72	—	—	—	—	72
Fixed income securities	9	2	—	—	—	11	7	—	—	—	—	7
Cash equivalents	38	—	—	—	—	38	29	—	—	—	—	29
Derivative assets
Commodity contracts(e)
Natural gas	207	56	109	—	(235)	137	242	81	105	—	(285)	143
Electricity	127	115	33	—	(194)	81	67	69	51	—	(116)	71
Environmental & Other	—	46	11	—	(46)	11	1	47	10	—	(46)	12
Other contracts	—	3	—	—	—	3	—	21	—	—	—	21
Total derivative assets	334	220	153	—	(475)	232	310	218	166	—	(447)	247
Total	$2,024	$699	$153	$692	$(475)	$3,093	$1,602	$648	$166	$653	$(447)	$2,622
Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(196)	$(51)	$(82)	$—	$227	$(102)	$(217)	$(70)	$(123)	$—	$272	$(138)
Electricity	(124)	(59)	(52)	—	186	(49)	(71)	(52)	(27)	—	114	(36)
Environmental & Other	(1)	(31)	—	—	32	—	(2)	(39)	(3)	—	44	—
Other contracts	—	(1)	—	—	—	(1)	—	(1)	—	—	—	(1)
Total	$(321)	$(142)	$(134)	$—	$445	$(152)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,703	$557	$19	$692	$(30)	$2,941	$1,312	$486	$13	$653	$(17)	$2,447
Assets
Current	$426	$130	$102	$—	$(339)	$319	$223	$170	$106	$—	$(326)	$173
Noncurrent	1,598	569	51	692	(136)	2,774	1,379	478	60	653	(121)	2,449
Total Assets	$2,024	$699	$153	$692	$(475)	$3,093	$1,602	$648	$166	$653	$(447)	$2,622
Liabilities
Current	$(240)	$(106)	$(67)	$—	$327	$(86)	$(219)	$(129)	$(93)	$—	$323	$(118)
Noncurrent	(81)	(36)	(67)	—	118	(66)	(71)	(33)	(60)	—	107	(57)
Total Liabilities	$(321)	$(142)	$(134)	$—	$445	$(152)	$(290)	$(162)	$(153)	$—	$430	$(175)
Net Assets (Liabilities) at end of period	$1,703	$557	$19	$692	$(30)	$2,941	$1,312	$486	$13	$653	$(17)	$2,447
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $10 million and $8 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at December 31, 2025 and December 31, 2024, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	December 31, 2025					December 31, 2024
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(b)	$83	$—	$—	$—	$83	$8	$—	$—	$—	$8
Nuclear decommissioning trusts
Equity securities	987	—	—	201	1,188	856	—	—	147	1,003
Fixed income securities	133	460	—	133	726	124	414	—	112	650
Private equity and other	—	—	—	358	358	16	—	—	333	349
Hedge funds and similar investments	228	17	—	—	245	151	16	—	61	228
Cash equivalents	35	—	—	—	35	26	—	—	—	26
Other investments
Equity securities	33	—	—	—	33	26	—	—	—	26
Fixed income securities	—	2	—	—	2	—	—	—	—	—
Cash equivalents	26	—	—	—	26	19	—	—	—	19
Derivative assets — FTRs	—	—	11	—	11	—	—	9	—	9
Total	$1,525	$479	$11	$692	$2,707	$1,226	$430	$9	$653	$2,318

Assets
Current	$83	$—	$11	$—	$94	$8	$—	$9	$—	$17
Noncurrent	1,442	479	—	692	2,613	1,218	430	—	653	2,301
Total Assets	$1,525	$479	$11	$692	$2,707	$1,226	$430	$9	$653	$2,318
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $10 million and $8 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at December 31, 2025 and December 31, 2024, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $179 million and $120 million as of December 31, 2025 and 2024, respectively.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(18)	$24	$7	$13	$22	$47	$6	$75
Transfers into Level 3 from Level 2	2	—	—	2	1	—	—	1
Transfers from Level 3 into Level 2	—	—	2	2	—	74	—	74
Total gains (losses)
Included in earnings(a)	(25)	329	4	308	16	225	(1)	240
Recorded in Regulatory liabilities	—	—	19	19	—	—	21	21
Purchases, issuances, and settlements:
Settlements	68	(372)	(21)	(325)	(57)	(322)	(19)	(398)
Net Assets (Liabilities) as of December 31	$27	$(19)	$11	$19	$(18)	$24	$7	$13
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31(a)	$23	$(19)	$—	$4	$(47)	$118	$(159)	$(88)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$—	$—	$11	$11	$—	$—	$9	$9
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Year Ended December 31,
	2025	2024
	(In millions)
Net Assets as of January 1	$9	$7
Total gains recorded in Regulatory liabilities	19	21
Purchases, issuances, and settlements:
Settlements	(17)	(19)
Net Assets as of December 31	$11	$9
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31	$11	$9
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the years ended December 31, 2025 and 2024.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	December 31, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$109	$(82)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.35)	—	$9.33	/MMBtu	$(0.13)	/MMBtu
Electricity	$33	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(21.82)	—	$17.79	/MWh	$(5.58)	/MWh

	December 31, 2024
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$105	$(123)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.24)	—	$9.96	/MMBtu	$(0.05)	/MMBtu
Electricity	$51	$(27)	Discounted Cash Flow	Forward basis price (per MWh)	$(16.34)	—	$17.28	/MWh	$(2.74)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	December 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$1,453	$—	$—	$1,482	$884	$—	$—	$904
Short-term borrowings	$882	$—	$882	$—	$1,067	$—	$1,067	$—
Notes payable(b)	$28	$—	$—	$28	$37	$—	$—	$37
Long-term debt(c)	$25,123	$1,285	$21,204	$1,351	$21,963	$725	$18,283	$1,128
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	December 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Affiliates	$—	$—	$—	$—	$42	$—	$—	$42
Notes receivable — Other(a)	274	—	—	289	2	—	—	2
Short-term borrowings — Other	$652	$—	$652	$—	$666	$—	$666	$—
Notes payable(b)	$24	$—	$—	$24	$35	$—	$—	$35
Long-term debt(c)	$13,165	$—	$12,048	$131	$11,881	$—	$10,449	$127
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31,
	2025	2024
	(In millions)
Fermi 2	$2,523	$2,234
Fermi 1	3	3
Low-level radioactive waste	26	19
	$2,552	$2,256

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Realized gains	$50	$47	$36
Realized losses	$(32)	$(27)	$(42)
Proceeds from sale of securities	$717	$555	$681
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2025			December 31, 2024
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,188	$742	$(10)	$1,003	$558	$(16)
Fixed income securities	726	25	(17)	650	16	(29)
Private equity and other	358	125	(7)	349	106	(8)
Hedge funds and similar investments	245	8	(6)	228	7	(5)
Cash equivalents	35	—	—	26	—	—
	$2,552	$900	$(40)	$2,256	$687	$(58)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2025
(In millions)
Due within one year	$20
Due after one through five years	93
Due after five through ten years	127
Due after ten years	353
$593
Fixed income securities held in nuclear decommissioning trust funds include $133 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At December 31, 2025 and 2024, DTE Energy's securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the years ended December 31, 2025, 2024, and 2023.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2025 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	December 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$3	$—	$20	$—
Foreign currency exchange contracts	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$3	$(1)	$20	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$372	$(329)	$428	$(410)
Electricity	275	(235)	187	(150)
Environmental & Other	57	(32)	58	(44)
Foreign currency exchange contracts	—	—	1	—
Total derivatives not designated as hedging instruments	$704	$(596)	$674	$(604)

Current	$482	$(413)	$488	$(441)
Noncurrent	225	(184)	206	(164)
Total derivatives	$707	$(597)	$694	$(605)
The fair value of derivative instruments at DTE Electric was $11 million and $9 million at December 31, 2025 and 2024, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $2 million issued and outstanding at December 31, 2025 and $1 million at December 31, 2024, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $17 million at December 31, 2025. There were none for December 31, 2024. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	December 31,
	2025	2024
	(In millions)
Cash collateral netted against Derivative assets	$(35)	$(17)
Cash collateral netted against Derivative liabilities	5	—
Cash collateral recorded in Accounts receivable(a)	20	29
Cash collateral recorded in Accounts payable(a)	(28)	(5)
Total net cash collateral posted (received)	$(38)	$7
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	December 31, 2025			December 31, 2024
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$372	$(235)	$137	$428	$(285)	$143
Electricity	275	(194)	81	187	(116)	71
Environmental & Other	57	(46)	11	58	(46)	12
Interest rate contracts	3	—	3	20	—	20
Foreign currency exchange contracts	—	—	—	1	—	1
Total derivative assets	$707	$(475)	$232	$694	$(447)	$247

Derivative liabilities
Commodity contracts(a)
Natural gas	$(329)	$227	$(102)	$(410)	$272	$(138)
Electricity	(235)	186	(49)	(150)	114	(36)
Environmental & Other	(32)	32	—	(44)	44	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(597)	$445	$(152)	$(605)	$430	$(175)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	December 31, 2025				December 31, 2024
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$482	$225	$(413)	$(184)	$488	$206	$(441)	$(164)
Counterparty netting	(325)	(115)	325	115	(323)	(107)	323	107
Collateral adjustment	(14)	(21)	2	3	(3)	(14)	—	—
Total derivatives as reported	$143	$89	$(86)	$(66)	$162	$85	$(118)	$(57)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
		2025	2024	2023
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$112	$(169)	$153
Natural gas	Fuel, purchased power, gas, and other — non-utility	(160)	233	122
Electricity	Operating Revenues — Non-utility operations	361	266	105
Environmental & Other	Operating Revenues — Non-utility operations	61	14	5
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	3	(2)
Total		$373	$347	$383
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2025:

Commodity	Number of Units
Natural gas (MMBtu)	2,451,423,819
Electricity (MWh)	39,287,109
Foreign currency exchange ($ CAD)	67,058,920
FTR (MWh)	82,664
Renewable Energy Certificates (MWh)	11,860,903
Carbon emissions (Metric Ton)	1,113,500
Interest rate contracts ($ USD)	300,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of December 31, 2025, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $483 million.
As of December 31, 2025, DTE Energy had $491 million of derivatives in net liability positions, for which hard triggers exist. There is $3 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $426 million. The net remaining amount of $62 million is derived from the $483 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
NOTE 14 — LONG-TERM FINANCINGS
Long-Term Debt
DTE Energy's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2025	2024
			(In millions)
Mortgage bonds, notes, and other
DTE Energy debt, unsecured	4.7%	2026 — 2035	$7,479	$6,380
DTE Electric debt, principally secured	4.2%	2026 — 2055	12,620	11,270
DTE Gas debt, principally secured	4.4%	2027 — 2055	3,055	2,865
			23,154	20,515
Unamortized debt discount			(14)	(28)
Unamortized debt issuance costs			(127)	(114)
Long-term debt due within one year			(1,277)	(1,220)
			$21,736	$19,153
Securitization bonds(b)
DTE Electric securitization bonds	5.6%	2027 — 2038	$642	$713
Unamortized debt issuance costs			(6)	(7)
Long-term debt due within one year			(75)	(71)
			$561	$635
Junior Subordinated Debentures
Subordinated debentures	5.4%	2077 — 2085	$1,510	$910
Unamortized debt issuance costs			(36)	(26)
			$1,474	$884
_______________________________________
(a)Weighted average interest rate as of December 31, 2025.
(b)Bonds are held by DTE Securitization I and DTE Securitization II, special purpose entities consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding these entities and restrictions related to the bonds.
DTE Electric's long-term debt outstanding and interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2025	2024
			(In millions)
Mortgage bonds, notes, and other
Long-term debt, principally secured	4.2%	2026 — 2055	$12,620	$11,270
Unamortized debt discount			(11)	(22)
Unamortized debt issuance costs			(80)	(73)
Long-term debt due within one year			(677)	(350)
			$11,852	$10,825
Securitization bonds(b)
DTE Electric securitization bonds	5.6%	2027 — 2038	$642	$713
Unamortized debt issuance costs			(6)	(7)
Long-term debt due within one year			(75)	(71)
			$561	$635
_______________________________________
(a)Weighted average interest rate as of December 31, 2025.
(b)Bonds are held by DTE Securitization I and DTE Securitization II, special purpose entities consolidated by DTE Electric. Refer to Note 1 to the Consolidated Financial Statements, “Organization and Basis of Presentation,” for additional information regarding these entities and restrictions related to the bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Debt Issuances
Refer to the table below for debt issued in 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	February	Senior Notes(a)	5.20%	2030	$1,100
DTE Electric	May	Mortgage Bonds(b)	5.25%	2035	500
DTE Electric	May	Mortgage Bonds(b)	5.85%	2055	500
DTE Electric	May	Mortgage Bonds(b)	4.25%	2027	300
DTE Energy	September	Senior Notes(a)	4.88%	2028	250
DTE Energy	September	Senior Notes(a)	5.05%	2035	550
DTE Energy	September	Junior Subordinated Debentures(a)	6.25%	2085	600
DTE Gas	September	Mortgage Bonds(b)	4.71%	2031	50
DTE Gas	September	Mortgage Bonds(b)	5.36%	2037	75
DTE Gas	September	Mortgage Bonds(b)	5.96%	2055	135
DTE Electric	November	Mortgage Bonds(b)	5.25%	2035	200
DTE Electric	November	Mortgage Bonds(b)	5.85%	2055	200
					$4,460
_______________________________
(a)Proceeds used for the repayment of short-term borrowings and for general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed in 2025:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	3.38%	2025	$350
DTE Electric	March	Securitization Bonds	5.97%	2025	15
DTE Energy	June	Senior Notes	1.05%	2025	800
DTE Electric	June	Securitization Bonds	2.64%	2025	20
DTE Electric	September	Securitization Bonds	5.97%	2025	15
DTE Electric	December	Securitization Bonds	2.64%	2025	21
DTE Gas	December	Mortgage Bonds	3.74%	2025	70
					$1,291
Debt Maturities
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount on debt:

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$1,352	$1,730	$1,987	$1,962	$2,504	$15,771	$25,306
DTE Electric(b)	$752	$339	$617	$103	$829	$10,622	$13,262
_______________________________________
(a)Amounts include DTE Electric's scheduled debt maturities.
(b)Amounts include DTE Securitization I and DTE Securitization II scheduled debt maturities.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table shows scheduled interest payments related to the Registrants' long-term debt:

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
	(In millions)
DTE Energy(a)(b)	$1,127	$1,039	$963	$879	$790	$11,465	$16,263
DTE Electric(b)	$557	$518	$504	$496	$484	$5,637	$8,196
_______________________________________
(a)Amounts include DTE Electric's scheduled interest payments.
(b)Amounts include DTE Securitization I and DTE Securitization II scheduled interest payments.
Junior Subordinated Debentures
DTE Energy has the right to defer interest payments on the Junior Subordinated Debentures. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2025, no interest payments have been deferred on the Junior Subordinated Debentures.
Cross Default Provisions
Substantially all of the net utility properties of DTE Electric and DTE Gas are subject to the lien of mortgages. Should DTE Electric or DTE Gas fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.
Equity At-the-Market Program
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an at-the-market program, including an equity forward sales component. There were no issuances under the ATM program for the year ended December 31, 2025.

NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2025, the amount of authorized and unissued stock is as follows:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2025, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.66 to 1, 0.52 to 1, and 0.49 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2025 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2030	$1,500	$1,000	$300	$2,800
Unsecured letter of credit facility, expiring June 2026(a)	150	—	—	150
Unsecured letter of credit facility, expiring February 2027	200	—	—	200
Unsecured letter of credit facilities, expiring June 2028	150	—	—	150
Unsecured letter of credit facility(b)	75	—	—	75
Unsecured letter of credit facilities, expiring December 2026	—	150	—	150
Unsecured letter of credit facility(c)	—	175	—	175
Unsecured letter of credit facility(d)	—	150	—	150
	2,075	1,475	300	3,850
Amounts outstanding at December 31, 2025
Commercial paper issuances	150	652	80	882
Letters of credit	416	331	—	747
	566	983	80	1,629
Net availability at December 31, 2025	$1,509	$492	$220	$2,221
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Electric may also utilize availability under this facility.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
(d)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
In February 2026, DTE Energy entered into two unsecured term loan agreements for a total of $550 million and borrowed the full amount under each agreement. Both term loans mature in August 2026. The term loans contain terms and conditions consistent with those of DTE Energy's unsecured revolving credit agreements.
For both DTE Energy and DTE Electric, the weighted average interest rate for short-term borrowings was 3.8% and 4.7% at December 31, 2025 and 2024, respectively. For information related to affiliate short-term borrowings, refer to Note 23 of the Consolidated Financial Statements, "Related Party Transactions."
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent which allows the right of setoff with posted collateral. At December 31, 2025, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $94 million and $49 million at December 31, 2025 and 2024, respectively, and were fully offset by posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.70 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2025, the effect of this provision was a restriction on dividend payments to no more than $2.1 billion of DTE Energy's Retained earnings of $5.5 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 17 — LEASES
Lessee
Leases at DTE Energy and DTE Electric are primarily comprised of various forms of land easements, coal railcars, buildings, equipment, and computer hardware, leases with terms ranging from approximately 2 to 52 years.
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
In accordance with ASC Subtopic 980-842, Regulated Operations - Leases, DTE Electric recognizes expense for operating leases using the timing that conforms to the regulatory rate treatment as rental payments are recovered from customers.
Lease liabilities are determined utilizing the discount rate implicit in the lease when it is readily determinable. When the rate implicit in the lease is not readily determinable, the incremental borrowing rate is used. The incremental borrowing rates for DTE Electric and DTE Gas have been determined utilizing respective secured borrowing rates for first mortgage bonds with like tenors of remaining lease terms. Incremental borrowing rates for non-utility entities have been determined utilizing an implied secured borrowing rate based upon an unsecured rate for a similar tenor of remaining lease terms, which is then adjusted for the estimated impact of collateral.
The Registrants have certain leases which contain renewal or purchase options. Where the renewal options were deemed reasonably certain to occur, the impacts of such options were included in the determination of the right of use assets and lease liabilities. The Registrants have determined that it is not reasonably certain that purchase options will be utilized and have not included the impact in the determination of right of use assets and lease liabilities for the subject leases.
Certain leases of the Registrants contain escalation clauses whereby the payments are adjusted for consumer price or labor indices, as well as non-index based escalations for percentage increases. The Registrants also have leases with variable payments based upon the usage of the leased assets.
Certain leases contain provisions whereby the Registrants have the option to terminate the lease agreement by giving notice of such termination during the time frames specified in the respective lease. The Registrants have considered such provisions in the determination of the lease term when it is reasonably certain that the lease would be terminated.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following is a summary of the components of lease cost for the years ended December 31:

	DTE Energy			DTE Electric
	2025	2024	2023	2025	2024	2023
	(In millions)
Operating lease cost	$23	$26	$22	$17	$22	$17
Finance lease cost:
Amortization of right-of-use assets	4	4	7	3	3	6
Interest of lease liabilities	1	1	—	—	1	—
Total finance lease cost	5	5	7	3	4	6
Variable lease cost	17	17	13	1	—	—
Short-term lease cost	19	18	12	11	10	4
	$64	$66	$54	$32	$36	$27
The Registrants have elected not to apply the recognition requirements of Topic 842 to leases with a term of 12 months or less. DTE Energy and DTE Electric record operating, variable, and short-term lease costs as Operating Expenses on the Consolidated Statements of Operations, except for certain amounts that may be capitalized to Property, plant, and equipment and Inventories.
The following is a summary of other information related to leases for the years ended December 31:

	DTE Energy			DTE Electric
	2025	2024	2023	2025	2024	2023
	(In millions)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for finance leases	$5	$9	$9	$3	$7	$7
Operating cash flows for operating leases	$27	$19	$19	$21	$15	$15
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$95	$75	$61	$86	$74	$61
Finance leases	$—	$16	$5	$—	$14	$5

Weighted Average Remaining Lease Term (Years)
Operating leases	24.5	23.3	18.7	26.3	24.8	19.8
Finance leases	6.6	7.4	8.9	3.0	4.0	4.5

Weighted Average Discount Rate
Operating leases	5.1%	4.8%	4.4%	5.2%	4.9%	4.5%
Finance leases	4.5%	4.6%	4.0%	5.8%	5.8%	5.4%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The Registrants' future minimum lease payments under leases for remaining periods as of December 31, 2025 are as follows:

	DTE Energy		DTE Electric
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(In millions)
2026	$37	$5	$31	$3
2027	35	4	30	3
2028	32	4	28	3
2029	21	1	17	—
2030	13	1	10	—
2031 and thereafter	400	5	379	—
Total future minimum lease payments	538	20	495	9
Imputed interest	(271)	(2)	(262)	—
Lease liabilities	$267	$18	$233	$9
Finance leases reported on the Consolidated Statements of Financial Position of the Registrants are as follows for the years ended December 31:

	DTE Energy		DTE Electric
	2025	2024	2025	2024
	(In millions)
Right-of-use assets, within Property, plant, and equipment, net	$18	$23	$9	$12
Current lease liabilities, within Current portion of long-term debt	$4	$5	$3	$4
Long-term lease liabilities	$14	$18	$6	$8
Lessor
DTE Energy leases various assets under operating leases for a pipeline, energy facilities and related equipment. Such leases are comprised of both fixed payments and variable payments which are contingent on volumes, with terms ranging from 10 to 24 years. Generally, the operating leases do not have renewal provisions or options to purchase the assets at the end of the lease. The operating leases generally do not have termination for convenience provisions. Termination may be allowed under specific circumstances stated in the lease contract, such as under an event of default.
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
DTE Energy’s lease income associated with operating leases was included on the Consolidated Statements of Operations for the years ended December 31:

	2025	2024	2023
	(In millions)
Fixed payments	$15	$15	$15
Variable payments	46	45	44
	$61	$60	$59

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Energy’s minimum future rental revenues under operating leases for remaining periods as of December 31, 2025 are as follows:

DTE Energy
(In millions)
2026	$11
2027	10
2028	6
2029	6
2030	6
2031 and thereafter	23
$62
Depreciation expense associated with DTE Energy's property under operating leases was $8 million, $9 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following is a summary of property under operating leases for DTE Energy as of December 31:

	2025	2024
	(In millions)
Gross property under operating leases	$228	$227
Accumulated amortization of property under operating leases	$126	$118

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
In April 2024, the EPA finalized new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. In June 2025, the EPA proposed a rule to repeal the GHG standards along with an alternative to eliminate various portions of the standards. The EPA intends to finalize the repeal or alternative in early 2026. The financial impacts of the new rules are still being assessed.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Water — In response to EPA regulations and in accordance with the Clean Water Act section 316(b), DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014, which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has completed the required studies and submitted reports for most of its generation plants, and a final study was submitted to EGLE in April 2025 for the Monroe power plant. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2025 and 2024, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. DTE Electric continues to evaluate the final 2024 rule, which may have significant financial impacts depending on the site-specific characteristics of the units that are regulated by the new rule. Long-term financial impacts cannot be clearly defined at this time and likely will not be clearly defined until the regulated units are identified and fully characterized. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. Recently, at the request of the EPA, the D.C. Circuit Court has held the pending litigation in abeyance to accommodate the EPA's reconsideration of the rule. The EPA recently announced their desire to revise the CCR regulations, but at this time the effective date and extent of any revisions are unknown. The current cost estimate to comply with the revised rule is approximately $430 million as of December 31, 2025, and is recorded to Asset retirement obligations. The estimate was increased by $130 million in the third quarter of 2025 based on findings from more thorough site investigations. The estimate will continue to be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.

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
DTE Electric's compliance strategy includes the conversion of the two generating units at the Belle River power plant to a natural gas peaking resource, expected to be complete in 2026, which was included in the NOPP filed in 2021. DTE Electric also submitted a new NOPP to apply for the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032.
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant in accordance with the VIP subcategory for FGD and met new discharge requirements for BATW as of December 31, 2025 for Monroe's generating units 1 and 2. Additionally, DTE Electric is evaluating compliance strategies and options to address new requirement and deadlines for other wastewater streams in the 2024 Supplemental Rule at both Belle River Power Plant and Sibley Quarry.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $424 million of capital expenditures through 2030. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2025 and 2024, DTE Gas had $25 million and $26 million, respectively, accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. The EPA filed a motion for partial summary judgment on liability that was granted by the trial court on August 25, 2025. EES Coke sought certification for an interlocutory appeal to the Sixth Circuit Court of Appeals, which was denied on September 12, 2025. Trial was held on remedies and parent liability, and concluded on September 29, 2025. Final briefs were submitted in the case on December 5, 2025. DTE Energy has accrued $8 million as our best estimate of penalties as of December 31, 2025. At the present time, DTE Energy cannot predict the final outcome or financial impact of this matter.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2025 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at December 31, 2025. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2025, DTE Energy had $383 million of performance bonds outstanding, including $248 million for DTE Electric. Performance bonds are not individually material, except for $91 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,850 represented employees, including DTE Electric's approximately 2,600 represented employees. This represents 50% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 16% have contracts expiring within one year for DTE Energy. Approximately 22% of the represented employees have contracts expiring within one year for DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Purchase Commitments
As of December 31, 2025, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2026 through 2057, as detailed in the following tables:

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
DTE Energy	(In millions)
Long-term power purchase agreements(a)	$116	$128	$151	$151	$151	$1,699	$2,396
Other purchase commitments(b)	3,506	1,441	529	266	249	701	6,692
Total commitments	$3,622	$1,569	$680	$417	$400	$2,400	$9,088

	2026	2027	2028	2029	2030	2031 and Thereafter	Total
DTE Electric	(In millions)
Long-term power purchase agreements(a)	$122	$133	$156	$153	$153	$1,704	$2,421
Other purchase commitments(b)	602	411	147	34	13	117	1,324
Total commitments	$724	$544	$303	$187	$166	$1,821	$3,745
_______________________________________
(a)The agreements represent the minimum obligations with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2055. DTE Electric's share of plant output ranges from 28% to 100%. Purchase commitments for DTE Electric include affiliate agreements with DTE Sustainable Generation that are eliminated in consolidation for DTE Energy.
(b)Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.
Utility capital expenditures and expenditures for non-utility businesses will be approximately $6.8 billion and $5.2 billion in 2026 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2026 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), entered into a 2010 engineering, procurement, and construction agreement with Toshiba International Corporation ("TIC"), under which TIC contracted to perform a major overhaul and upgrade of Ludington. TIC later assigned the contract and all of its obligations to Toshiba America Energy Systems ("TAES"). TAES' work under the contract was incomplete, defective, and non-conforming. DTE Electric and Consumers repeatedly documented TAES' failures to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers engaged in extensive efforts to resolve these issues with TAES, including a formal demand to TAES' parent, Toshiba Corporation ("Toshiba"), under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise meet its performance obligations. As a result of TAES' defaults, DTE Electric and Consumers terminated the contract.
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. The motion to dismiss the complaint was denied. The case against TAES went to trial before a jury and in December 2025, a jury returned a verdict in DTE Electric and Consumers' favor finding TAES breached its warranties and other contractual duties in overhauling Ludington. The jury awarded damages for TAES’s breaches of contract, as well as liquidated damages for late completion of work. The jury rejected TAES' affirmative defenses and counterclaim. TAES is pursuing post judgment relief by filing motions for appeal. DTE Electric cannot predict the financial impact or outcome of this matter.
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
Public Liability Insurance
As required by federal law, DTE Electric maintains $500 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $166 million could be levied against each licensed nuclear reactor, but not more than $25 million per year per reactor. Thus, deferred premium charges could be levied against all owners of licensed nuclear reactors in the event of a nuclear incident at any of these facilities.
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
The table below represents the pension and other postretirement benefit plans of each Registrant at December 31, 2025:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
As a result of multiemployer accounting treatment, capitalized costs associated with these plans are reflected in Property, plant, and equipment in DTE Electric's Consolidated Statements of Financial Position. The same capitalized costs are reflected as Regulatory assets and liabilities in DTE Energy's Consolidated Statements of Financial Position. For non-qualified plans, non-service costs recognized in earnings, these costs have historically been presented in Other (Income) and Deductions — Non-operating retirement benefits, net in DTE Energy's Consolidated Statements of Operations and Operation and maintenance in the DTE Electric Consolidated Statements of Operations.
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
Net pension cost (credit) for DTE Energy includes the following components:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Service cost	$49	$58	$57
Interest cost	216	208	214
Expected return on plan assets	(291)	(341)	(352)
Amortization of:
Net actuarial loss	87	59	7
Prior service credit	(1)	(2)	(2)
Settlements	—	—	7
Net pension cost (credit)	$60	$(18)	$(69)

	December 31,
	2025	2024
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$58	$(49)
Amortization of net actuarial loss and settlements	(87)	(59)
Amortization of prior service credit	1	2
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(28)	$(106)
Total recognized in net periodic pension credit, Regulatory assets, and Other comprehensive income (loss)	$32	$(124)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as a pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2025	2024
	(In millions)
Accumulated benefit obligation, end of year	$3,851	$3,803
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,982	$4,318
Service cost	49	58
Interest cost	216	208
Actuarial (gain) loss	111	(254)
Benefits paid	(315)	(348)
Projected benefit obligation, end of year	$4,043	$3,982
Change in plan assets
Plan assets at fair value, beginning of year	$3,758	$3,960
Actual return on plan assets	343	137
Company contributions	9	9
Benefits paid	(315)	(348)
Plan assets at fair value, end of year	$3,795	$3,758
Funded status	$(248)	$(224)
Amount recorded as:
Current liabilities	$(13)	$(10)
Noncurrent liabilities	(235)	(214)
	$(248)	$(224)
Amounts recognized in Accumulated other comprehensive income, pre-tax
Net actuarial loss	$82	$76
	$82	$76

Amounts recognized in Regulatory assets(a)
Net actuarial loss	$1,283	$1,318
Prior service credit	(2)	(3)
	$1,281	$1,315
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The increase in the pension benefit obligation for the year ended December 31, 2025, was primarily due to an actuarial loss driven by a decrease in discount rates. The decrease in DTE Energy's pension benefit obligation in 2024 was primarily due to an actuarial gain driven by an increase in discount rates.
The Registrants’ policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. In 2025 and 2024, DTE Energy made a nominal contribution to the qualified pension plans. In 2025 and 2023, DTE Gas transferred $25 million and $50 million, respectively, of qualified pension plan funds to DTE Electric in exchange for cash consideration. In addition, DTE Energy anticipates a transfer of up to $25 million of non-represented qualified pension plan funds from DTE Gas to DTE Electric in 2026, subject to management discretion and any changes in financial market conditions.
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense and capital expenditures were a cost of $53 million for the year ended December 31, 2025 and credits of $5 million, and $39 million for the years ended December 31, 2024, and 2023, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2025, the benefits related to DTE Energy's qualified and non-qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2026	$326
2027	326
2028	330
2029	326
2030	321
2031-2035	1,599
Total	$3,228
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy for the years ended December 31, 2025, 2024, and 2023 are:

	2025	2024	2023
Projected benefit obligation
Discount rate	5.43%	5.65%	5.00%
Rate of compensation increase	3.55%	3.55%	3.80%
Cash balance interest crediting rate	3.60%	4.50%	3.60%
Net pension costs
Discount rate	5.65%	5.00%	5.19%
Rate of compensation increase	3.55%	3.80%	3.80%
Expected long-term rate of return on plan assets	7.80%	8.00%	7.60%
Cash balance interest crediting rate	4.50%	3.60%	3.40%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have a long-term rate of return assumption for the pension plans of 7.80% for 2026. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Target allocations for DTE Energy's pension plan assets as of December 31, 2025 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	8%
U.S. Small Cap and Mid Cap Equity Securities	1
Non-U.S. Equity Securities	6
Fixed Income Securities	57
Hedge Funds and Similar Investments	8
Private Equity and Other	20
100%
The following table provides the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2025 and 2024(a):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$83	$—	$—	$83	$97	$—	$—	$97
Equity Securities
Domestic(d)	—	—	343	343	—	—	349	349
International(e)	34	—	209	243	35	—	188	223
Fixed Income Securities
Governmental(f)	537	81	—	618	627	76	—	703
Corporate(g)	—	1,504	—	1,504	—	1,350	—	1,350
Hedge Funds and Similar Investments(h)	138	14	172	324	137	14	167	318
Private Equity and Other(i)	—	—	680	680	—	—	718	718
DTE Energy Total	$792	$1,599	$1,404	$3,795	$896	$1,440	$1,422	$3,758
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. DTE Energy did not make any contributions to these trusts during 2025 and does not anticipate making any contributions to the trusts in 2026.
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

	Year Ended December 31,
	2025	2024	2023
	(In millions)
DTE Energy	$15	$15	$16
DTE Electric	$7	$6	$7
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
Net other postretirement credit for DTE Energy includes the following components:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Service cost	$15	$18	$17
Interest cost	61	62	65
Expected return on plan assets	(117)	(120)	(111)
Amortization of:
Net actuarial loss	2	6	10
Prior service credit	—	(10)	(19)
Net other postretirement credit	$(39)	$(44)	$(38)

	December 31,
	2025	2024
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and liabilities and Other comprehensive income (loss)
Net actuarial (gain) loss	$2	$(103)
Amortization of net actuarial loss	(2)	(6)
Amortization of prior service credit	—	10
Total recognized in Regulatory assets and liabilities and Other comprehensive income (loss)	$—	$(99)
Total recognized in net periodic benefit cost, Regulatory assets and liabilities, and Other comprehensive income (loss)	$(39)	$(143)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Net other postretirement credit for DTE Electric includes the following components:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Service cost	$11	$14	$13
Interest cost	46	47	49
Expected return on plan assets	(77)	(79)	(73)
Amortization of:
Net actuarial (gain) loss	(2)	1	1
Prior service credit	—	(6)	(14)
Net other postretirement credit	$(22)	$(23)	$(24)

	December 31,
	2025	2024
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and liabilities
Net actuarial gain	$(1)	$(98)
Amortization of net actuarial gain/(loss)	2	(1)
Amortization of prior service credit	—	6
Total recognized in Regulatory assets and liabilities	$1	$(93)
Total recognized in net periodic benefit cost and Regulatory assets and liabilities	$(21)	$(116)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Prepaid postretirement costs or Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2025	2024	2025	2024
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,123	$1,283	$849	$982
Service cost	15	18	11	14
Interest cost	61	62	46	47
Actuarial (gain) loss	24	(165)	15	(139)
Benefits paid	(82)	(75)	(60)	(55)
Accumulated postretirement benefit obligation, end of year	$1,141	$1,123	$861	$849
Change in plan assets
Plan assets at fair value, beginning of year	$1,594	$1,614	$1,052	$1,070
Actual return on plan assets	139	58	92	40
Benefits paid	(79)	(78)	(57)	(58)
Plan assets at fair value, end of year	$1,654	$1,594	$1,087	$1,052
Funded status	$513	$471	$226	$203
Amount recorded as:
Noncurrent assets	$761	$705	$463	$428
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(247)	(233)	(237)	(225)
	$513	$471	$226	$203
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial gain	$(13)	$(14)	$—	$—

Amounts recognized in Regulatory assets and liabilities(a)
Net actuarial (gain) loss	$64	$65	$(25)	$(26)
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The Registrants' postretirement benefit obligation increased for the year ended December 31 2025 due to actuarial losses driven by a decrease in discount rates. The Registrants' postretirement benefit obligations decreased for the year ended December 31, 2024 primarily due to actuarial gains driven by an increase in discount rates.
The following table reflects other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets as of December 31:

	DTE Energy		DTE Electric
	2025	2024	2025	2024
	(In millions)
Accumulated postretirement benefit obligation	$541	$530	$510	$501
Fair value of plan assets	293	296	273	276
Accumulated postretirement benefit obligation in excess of plan assets	$248	$234	$237	$225

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
At December 31, 2025, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2026	$80	$60
2027	83	62
2028	85	64
2029	87	65
2030	89	67
2031-2035	456	347
Total	$880	$665
Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants for the years ended December 31, 2025, 2024, and 2023 are:

	2025	2024	2023
Accumulated postretirement benefit obligation
Discount rate	5.43%	5.66%	5.00%
Health care trend rate pre- and post- 65	8.25 / 8.75%	8.50 / 9.00%	7.75 / 8.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2036	2035	2035
Other postretirement benefit costs
Discount rate	5.66%	5.00%	5.19%
Expected long-term rate of return on plan assets	7.50%	7.60%	7.20%
Health care trend rate pre- and post- 65	8.50 / 9.00%	7.75 / 8.25%	6.75 / 7.25%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2035	2035	2035
The process used in determining the long-term rate of return on assets for the other postretirement benefit plans is similar to that previously described for the pension plans. As a result of this process, the Registrants have a long-term rate of return assumption for the other postretirement benefit plans of 7.40% for 2026. The Registrants believe this rate is a reasonable assumption for the long-term rate of return on plan assets given the current investment strategy.
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
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2025 are listed below:

U.S. Large Cap Equity Securities	4%
Non-U.S. Equity Securities	3
Fixed Income Securities	62
Hedge Funds and Similar Investments	9
Private Equity and Other	22
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2025 and 2024(a):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$37	$—	$—	$37	$33	$—	$—	$33
Equity Securities
Domestic(d)	—	—	61	61	—	—	67	67
International(e)	7	—	42	49	6	—	34	40
Fixed Income Securities
Governmental(f)	169	37	—	206	210	34	—	244
Corporate(g)	—	549	222	771	—	492	208	700
Hedge Funds and Similar Investments(h)	34	3	105	142	27	3	103	133
Private Equity and Other(i)	—	—	388	388	—	—	377	377
DTE Energy Total	$247	$589	$818	$1,654	$276	$529	$789	$1,594

DTE Electric asset category:
Short-term Investments(c)	$24	$—	$—	$24	$21	$—	$—	$21
Equity Securities
Domestic(d)	—	—	38	38	—	—	42	42
International(e)	4	—	27	31	4	—	22	26
Fixed Income Securities
Governmental(f)	110	24	—	134	138	22	—	160
Corporate(g)	—	359	151	510	—	324	141	465
Hedge Funds and Similar Investments(h)	21	2	70	93	17	2	69	88
Private Equity and Other(i)	—	—	257	257	—	—	250	250
DTE Electric Total	$159	$385	$543	$1,087	$180	$348	$524	$1,052
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
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants contribute amounts equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible compensation to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $80 million, $76 million, and $75 million for the years ended December 31, 2025, 2024, and 2023, respectively. For DTE Electric, the cost of these plans was $37 million for the year ended December 31, 2025, and $35 million for the years ended December 31, 2024 and 2023.

NOTE 21 — STOCK-BASED COMPENSATION
In May 2025, DTE Energy's shareholders approved the replacement of the Long-Term Incentive Plan, as amended and restated effective May 20, 2021 ("Prior Plan") with the 2025 Long Term Incentive Plan ("2025 Plan"). No new awards will be granted under the Prior Plan. At December 31, outstanding stock-based incentives were in the form of restricted stock and performance stock units. The 2025 Plan permits the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other stock-based awards. With the exception of incentive stock options, awards may be granted to employees, the Board of Directors, and consultants. As a result of a stock award, a settlement of an award of performance stock units, or by exercise of a participant's stock option, DTE Energy may deliver common stock from its authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DTE Energy in the name of the participant. Key provisions of the stock incentive program are:
•Authorized limit is 4,663,434 shares of common stock; and
•Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DTE Energy’s stock on the date of the grant.
DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Stock-based compensation expense	$60	$54	$48
Tax benefit	$10	$10	$9
Restricted Stock Awards
Stock awards granted under the plan are restricted for varying periods, generally for three years. Participants have all rights of a shareholder with respect to a stock award, including the right to receive dividends and vote the shares. Prior to vesting in stock awards, the participant: (i) may not sell, transfer, pledge, exchange, or otherwise dispose of shares and (ii) shall not retain custody of the share certificates.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
The stock awards are recorded at cost that approximates fair value on the date of grant. The cost is amortized to compensation expense over the vesting period.
The fair value of awards vested were not material for the years ended December 31, 2025, 2024, and 2023. Compensation cost charged against income was $17 million for the year ended December 31, 2025 and $14 million for the years ended December 31, 2024 and 2023.
Performance Stock Units
Performance stock units awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2025, 2024, and 2023 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance stock unit awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded activity relating to performance stock unit awards as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Weighted average grant date fair value of awards granted (per share)	$123.02	$106.04	$112.73
Awards settled in cash(a)	$—	$—	$9
Awards settled in stock(a)	$39	$63	$59
Compensation expense	$43	$40	$34
_______________________________________
(a)Sum of awards settled in cash and stock approximates the intrinsic value of the awards.
During the vesting period, the recipient of a performance stock unit award has no shareholder rights. During the period beginning on the date the performance shares are awarded and ending on the certification date of the performance objectives, the number of performance stock units awarded will be increased, assuming full dividend reinvestment at the fair market value on the dividend payment date. The cumulative number of performance stock units will be adjusted to determine the final payment based on the performance objectives achieved. Performance stock unit awards are nontransferable and are subject to risk of forfeiture.
The following table summarizes DTE Energy’s performance stock unit activity for the period ended December 31, 2025:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	976,843	$122.25
Grants	391,290	$123.02
Forfeitures	(58,011)	$118.07
Payouts	(301,030)	$120.34
Balance at December 31, 2025	1,009,092	$123.36

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Unrecognized Compensation Costs
As of December 31, 2025, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$23	1.97
Performance stock units	44	1.68
	$67	1.78
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2025, 2024, and 2023 for stock-based compensation expense was $41 million, $37 million, and $31 million, respectively.

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
Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.4 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
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

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Electric segment(a)	$71	$71	$72
Gas segment	22	16	17
DTE Vantage segment	77	43	68
Energy Trading segment	176	100	85
	$346	$230	$242
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $4 million for the year ended December 31, 2025 and $3 million for the years ended December 31, 2024 and 2023.
All inter-segment transactions and balances are eliminated in consolidation for DTE Energy. Centrally incurred costs such as labor and overheads are assigned directly to DTE Energy's business segments or allocated based on various cost drivers, depending on the nature of service provided.
The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of tax credits and net operating losses, if applicable. The state and local income tax provisions of the utility subsidiaries are also determined on an individual company basis and recognize the tax benefit of various tax credits and net operating losses, if applicable. The subsidiaries record federal, state, and local income taxes payable to or receivable from DTE Energy based on the federal, state, and local tax provisions of each company. Carryforward items, such as tax credits and charitable contributions, are recorded at their individual company basis and adjusted at Corporate and Other for consolidated tax purposes.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
Financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2025 Segment profit (loss)
Operating Revenues — Utility operations	$6,885	2,052	—	—	$8,937	—	(88)	$8,849
Operating Revenues — Non-utility operations	$50	—	696	6,477	$7,223	—	(258)	$6,965
Depreciation and amortization	$1,553	225	59	4	$1,841	—	—	$1,841
Interest expense	$555	132	30	10	$727	409	(80)	$1,056
Interest income	$(9)	(11)	(87)	(7)	$(114)	(69)	80	$(103)
Equity earnings of equity method investees	$—	1	19	—	$20	27	—	$47
Other segment items (pre-tax)(b)	$3,605	1,322	582	6,306	$11,815	(46)	(346)	$11,423
Income Tax Expense (Benefit)	$73	88	(61)	41	$141	(53)	—	$88
Net Income (Loss) Attributable to DTE Energy Company	$1,158	295	154	123	$1,730	(268)	—	$1,462
2025 Other segment financial data
Investment in equity method investees	$4	19	77	—	$100	22	—	$122
Capital expenditures and acquisitions	$3,892	661	80	6	$4,639	—	—	$4,639
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$39,370	8,987	2,426	1,313	$52,096	5,145	(3,175)	$54,066

2024 Segment profit (loss)
Operating Revenues — Utility operations	$6,277	1,798	—	—	$8,075	—	(85)	$7,990
Operating Revenues — Non-utility operations	$16	—	753	3,843	$4,612	—	(145)	$4,467
Depreciation and amortization	$1,447	221	59	5	$1,732	—	—	$1,732
Interest expense	$498	118	28	14	$658	351	(58)	$951
Interest income	$(7)	(10)	(76)	(15)	$(108)	(86)	58	$(136)
Equity earnings (losses) of equity method investees	$—	1	15	—	$16	(1)	—	$15
Other segment items (pre-tax)(b)	$3,314	1,134	629	3,672	$8,749	6	(230)	$8,525
Income Tax Expense (Benefit)	$(31)	77	(37)	42	$51	(85)	—	$(34)
Net Income (Loss) Attributable to DTE Energy Company	$1,072	257	135	125	$1,589	(185)	—	$1,404
2024 Other segment financial data
Investment in equity method investees	$5	18	82	—	$105	23	—	$128
Capital expenditures and acquisitions	$3,659	740	65	3	$4,467	—	—	$4,467
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$35,400	8,474	2,065	1,159	$47,098	4,723	(2,975)	$48,846
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
The following is a summary of DTE Electric's transactions with affiliated companies:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues and Other Income
Energy sales	$12	$11	$11
Other services and interest	$—	$—	$3
Shared capital assets	$55	$58	$58
Costs
Fuel and purchased power	$85	$65	$50
Other services and interest	$20	$4	$2
Corporate expenses	$349	$342	$299
Other
Dividends declared	$846	$776	$1,002
Dividends paid	$846	$776	$1,002
Capital contribution from DTE Energy	$954	$634	$759

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)
DTE Electric's Accounts receivable and Accounts payable related to affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest based on monthly commercial paper rates. The weighted average interest rate for DTE Electric's affiliate borrowings was 3.9% and 4.7% at December 31, 2025 and 2024, respectively. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2025 and 2024.
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

Item 9B. Other Information
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2025, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
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
A copy of these policies and procedures is incorporated by references in this filing as Exhibit 19.1.
Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

Part III
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be held May 7, 2026. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.
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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services
DTE Electric
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP (PwC) for the audit of DTE Electric’s consolidated annual financial statements for the years ended December 31, 2025 and 2024 and fees billed for other services rendered by PwC during those periods.

	2025	2024
Audit fees(a)	$1,555,000	$1,574,000
Audit-related fees(b)	149,350	142,500
Total	$1,704,350	$1,716,500
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
(c)Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1	Description of the Company’s 2025 Series H 6.25% Junior Subordinated Debentures due 2085	X

10.1
Primary Supply Agreement dated October 22, 2025 between DTE Electric and Green Chile Ventures LLC (Portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.)
		X	X

10.2	Energy Storage Agreement dated October 22, 2025 between DTE Electric and Green Chile Ventures LLC (Portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.)	X	X

21.1	Subsidiaries of DTE Energy	X

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Consent of PricewaterhouseCoopers LLP		X

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

Exhibit Number	Description	DTE Energy	DTE Electric

32.4	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

3(a)	Amended Bylaws of DTE Energy Company, as amended through December 3, 2025 (Exhibit 3.1 to DTE Energy’s Form 8-K filed December 8, 2025).	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

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

Supplemental Indenture, dated as of February 1, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2024). (2024 Series A)
X

Supplemental Indenture, dated as of April 30, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2024). (2024 Series D)
X

Supplemental Indenture, dated as of August 1, 2024, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2024). (2024 Series E)
X

Supplemental Indenture, dated as of February 1, 2025, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s and DTE Electric’s Form S-3 filed April 4, 2025). (2025 Series A)
X

Supplemental Indenture, dated as of September 1, 2025, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2025). (2025 Series I)
X

	Description of the Company’s Common Stock (Exhibit 4-311 to DTE Energy’s Form 10-K for the year ended December 31, 2019)	X

	Description of the Company's 2017 Series E 5.25% Junior Subordinated Debentures due 2077 (Exhibit 4.1 to DTE Energy's Form 10-K for the year ended December 31, 2021)	X

	Description of the Company’s 2020 Series G 4.375% Junior Subordinated Debentures due 2080 (Exhibit 4.321 to DTE Energy’s Form 10-K for the year ended December 31, 2020)	X

	Description of the Company’s 2021 Series E 4.375% Junior Subordinated Debentures due 2081 (Exhibit 4.2 to DTE Energy’s Form 10-K for the year ended December 31, 2021)	X

4(b)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:	X	X

	Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-4609)). (amendment)	X	X

	Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-7136)). (amendment)	X	X

	Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-8290)). (amendment)	X	X

	Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-9226)). (amendment)	X	X

Exhibit Number	Description	DTE Energy	DTE Electric

	Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison's Form 8-K dated September 11, 1957). (amendment)	X	X

	Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison's Registration Statement on Form S-9 (File No. 2-25664)). (amendment)	X	X

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

Supplemental Indenture, dated as of July 1, 2014, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-283 to DTE Electric's Form 10-Q for the quarter ended June 30, 2014). (2014 Series E)
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

Supplemental Indenture dated as of May 1, 2025 to Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended June 30, 2025). (2025 Series B, C, and D)
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
X

Exhibit Number	Description	DTE Energy	DTE Electric

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

Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)
X

Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)
X

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-297 to DTE Energy’s Form 10-K for the year ended December 31, 2016). (2016 First Mortgage Bonds Series G)
X

Forty-eighth Supplemental Indenture, dated as of September 1, 2017 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 10-108 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2017). (2017 First Mortgage Bonds Series C and D)
X

Forty-ninth Supplemental Indenture dated as of August 1, 2018, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-300 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2018). (2018 Series B and C)
X

Fiftieth Supplemental Indenture dated as of October 1, 2019, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-307 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2019). (2019 Series D and E)
X

Fifty-first Supplemental Indenture dated as of August 1, 2020, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4-317 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2020). (2020 Series D and E)
X

Exhibit Number	Description	DTE Energy	DTE Electric

Fifty-second Supplemental Indenture dated as of November 1, 2021, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee. (Exhibit 4.3 to DTE Energy’s Form 10-K for the year ended December 31, 2022) (2021 Series C and D)
X

Fifty-third Supplemental Indenture dated as of September 1, 2022, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (Exhibit 4.2 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2022). (2022 Series C and D)
X

Fifty-fourth Supplemental Indenture dated as of October 1, 2023, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended September 30, 2023). (2023 Series E and F)
X

Fifty-fifth Supplemental Indenture dated as of October 1, 2024, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (Exhibit 4.2 to DTE Energy's Form 10-Q for the quarter ended September 30, 2024). (2024 Series F and G)
X

Fifty-Sixth Supplemental Indenture dated as of September 1, 2025, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank N.A., trustee (Exhibit 4.1 to DTE Energy's Form 10-Q for the quarter ended September 30, 2025). (2025 Series E, F, and G)
X

10(a)	Form of Indemnification Agreement between DTE Energy Company and each Executive Officer and non-employee Director (Exhibit 10.5 to DTE Energy’s Form 8-K filed September 16, 2025)	X

10(b)	DTE Energy Company Annual Incentive Plan Restated Effective July 1, 2022 (Exhibit 10.5 to DTE Energy's 10-Q for the quarter ended June 30, 2022)	X

10(c)	DTE Energy Company’s 2025 Long-Term Incentive Plan, effective May 8, 2025 (Exhibit A to DTE Energy’s 2025 Definitive Proxy Statement filed on March 13, 2025)	X

10(d)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 31, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2015)	X

10(e)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009 (Exhibit 10.1 to DTE Energy’s Form 8-K filed December 8, 2009)
X

Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2011 (Exhibit 10.80 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2012)
X

Third Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of February 3, 2016 (Exhibit 10.96 to DTE Energy's Form 10-K for the year ended December 31, 2015)
X

Fourth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of March 23, 2020 (Exhibit 10.109 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2020)
X

Fifth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2021 (Exhibit 10.119 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2021)
X

Exhibit Number	Description	DTE Energy	DTE Electric

Sixth Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of October 28, 2025 (Exhibit 10.1 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2025)
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
X

10(g)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.77 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

	First Amendment to the DTE Energy Supplemental Savings Plan dated as of November 13, 2012 (Exhibit 10.81 to DTE Energy’s Form 10-K for the year ended December 31, 2012)	X

	Second Amendment to the DTE Energy Company Supplemental Savings Plan dated as of March 19, 2013 (Exhibit 10.1 to DTE Energy’s Form 10-K for the year ended December 31, 2024)	X

	Third Amendment to the DTE Energy Company Supplemental Savings Plan dated as of October 8, 2024 (Exhibit 10.2 to DTE Energy’s Form 10-K for the year ended December 31, 2024)	X

10(h)	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.78 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

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
X

10(k)
Sixth Amended and Restated Five-Year Credit Agreement, dated as of October 22, 2025, by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed October 28, 2025)
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(l)
Sixth Amended and Restated Five-Year Credit Agreement, dated as of October 22, 2025, by and among DTE Gas Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.3 to DTE Energy Company’s Form 8-K filed October 28, 2025)
X

10(m)
Sixth Amended and Restated Five-Year Credit Agreement, dated as of October 22, 2025, by and among DTE Electric Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent (Exhibit 10.2 to DTE Energy Company’s and DTE Electric Company’s Form 8-K filed October 28, 2025)
		X	X

10(n)
Form of Change-In-Control Severance Agreement dated as of September 11, 2025, between DTE Energy Company and each of Diane M. Antishin, Joi M. Harris, Trevor F. Lauer, Kathrine M. Lorenz, Gerardo Norcia, Matthew T. Paul, Robert A. Richard, David Ruud and Mark W. Stiers (Exhibit 10.2 to DTE Energy’s Form 8-K filed September 16, 2025)
X

	Form of Change in Control Severance Agreement, dated as of September 11, 2025, between DTE Energy Company and Lisa A. Muschong (Exhibit 10.3 to DTE Energy’s Form 8-K filed September 16, 2025)	X

	Form of Change-In-Control Severance Agreement dated as of September 11, 2025, between DTE Energy Company and Tracy J. Myrick (Exhibit 10.4 to DTE Energy’s Form 8-K filed September 16, 2025)	X

10(o)	DTE Energy Company Executive Severance Allowance Plan, effective July 1, 2022 (Exhibit 10.1 to DTE Energy’s Form 8-K filed on June 27, 2022)	X

	Amendment 1 to the DTE Energy Company Executive Severance Allowance Plan, effective July 1, 2022 (Exhibit 10.1 to DTE’s Energy’s Form 8-K filed on September 16, 2025)	X

10(p)	Certain arrangements pertaining to the employment of Gerardo Norcia, dated July 1, 2019 (Exhibit 10.107 to DTE Energy's Form 10-K for the year ended December 31, 2019)	X

19.1	Insider Trading Policy of DTE Energy Company (Exhibit 19.1 to DTE Energy’s Form 10-K for the year ended December 31, 2024)	X

97.1	Clawback Policy of DTE Energy Company (Exhibit 97.1 to DTE Energy’s Form 10-K for the year ended December 31, 2023)	X

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ Joi Harris
Joi Harris President and Chief Executive Officer
Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ Joi Harris	By:	/S/ DAVID RUUD
	Joi Harris President, Chief Executive Officer, and Director (Principal Executive Officer)		David Ruud Vice Chairman and Chief Financial Officer (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK	By:	/S/ GERARDO NORCIA
	Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)		Gerardo Norcia Executive Chairman and Director

By:	/S/ NICHOLAS K. AKINS	By:	/S/ CASSANDRA SANTOS
	Nicholas K. Akins, Director		Cassandra Santos, Director

By:	/S/ DAVID A. BRANDON	By:	/S/ ROBERT C. SKAGGS, JR.
	David A Brandon, Director		Robert C. Skaggs, Jr., Director

By:	/S/ DEBORAH L. BYERS	By:	/S/ DAVID A. THOMAS
	Deborah L. Byers, Director		David A. Thomas, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ GARY TORGOW
	Charles G. McClure Jr., Director		Gary Torgow, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ VALERIE M. WILLIAMS
	Gail J. McGovern, Director		Valerie M. Williams, Director

By:	/S/ MARK A. MURRAY
Mark A. Murray, Director

Date: February 17, 2026

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ Joi Harris
Joi Harris Chief Executive Officer
Date: February 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ Joi Harris	By:	/S/ DAVID RUUD
	Joi Harris Chief Executive Officer and Director (Principal Executive Officer)		David Ruud Vice Chairman, Chief Financial Officer, and Director (Principal Financial Officer)

By:	/S/ TRACY J. MYRICK	By:	/S/ KATHRINE LORENZ
	Tracy J. Myrick Chief Accounting Officer (Principal Accounting Officer)		Kathrine Lorenz, Director

By:	/S/ LISA A. MUSCHONG
Lisa A. Muschong, Director

Date: February 17, 2026
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.