Form 10-Q
period 2026-03-31
DTE ENERGY CO; DTE Electric Co
filed 2026-04-30
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at March 31, 2026:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	208,028,313

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

ASU	Accounting Standards Update issued by the FASB

ATM	At-the-market

CAD	Canadian Dollar (C$)

CARB	California Air Resources Board that administers California's Low Carbon Fuel Standard

Carbon emissions	Emissions of carbon containing compounds, including carbon dioxide and methane, that are identified as greenhouse gases

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

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

DEFINITIONS

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

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect to debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2025 Annual Report on Form 10-K.

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,623	$2,307
Non-utility operations	2,518	2,133
	5,141	4,440
Operating Expenses
Fuel, purchased power, and gas — utility	834	695
Fuel, purchased power, gas, and other — non-utility	2,528	1,957
Operation and maintenance	733	575
Depreciation and amortization	483	452
Taxes other than income	149	138
Asset (gains) losses and impairments, net	2	(1)
	4,729	3,816
Operating Income	412	624

Other (Income) and Deductions
Interest expense	293	250
Interest income	(31)	(23)
Other income	(59)	(44)
Other expenses	20	14
	223	197
Income Before Income Taxes	189	427

Income Tax Benefit	(58)	(18)

Net Income Attributable to DTE Energy Company	$247	$445

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.19	$2.14

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.19	$2.14

Weighted Average Common Shares Outstanding
Basic	207	207
Diluted	208	207

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net Income	$247	$445

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $— for both periods	1	1
Net unrealized gains (losses) on derivatives, net of taxes of $1 and $(1), respectively	3	(3)
Foreign currency translation	(1)	—
Other comprehensive income (loss)	3	(2)

Comprehensive Income Attributable to DTE Energy Company	$250	$443

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2026	2025
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$238	$208
Restricted cash	40	42
Accounts receivable (less allowance for doubtful accounts of $68 and $60, respectively)
Customer	1,916	2,031
Other	193	118
Inventories
Fuel and gas	205	381
Materials, supplies, and other	1,026	994
Derivative assets	137	143
Regulatory assets	297	170
Other	340	261
	4,392	4,348
Investments
Nuclear decommissioning trust funds	2,599	2,552
Investments in equity method investees	112	122
Other	193	194
	2,904	2,868
Property
Property, plant, and equipment	45,592	44,623
Accumulated depreciation and amortization	(11,174)	(10,970)
	34,418	33,653
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,521	7,380
Securitized regulatory assets	601	619
Intangible assets	183	188
Notes receivable	1,494	1,455
Derivative assets	67	89
Prepaid postretirement costs	789	761
Operating lease right-of-use assets	266	271
Other	480	441
	13,394	13,197
Total Assets	$55,108	$54,066

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2026	2025
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,628	$1,753
Accrued interest	337	273
Dividends payable	242	242
Short-term borrowings	—	882
Current portion long-term debt, including securitization bonds and finance leases	1,507	1,356
Derivative liabilities	144	86
Gas inventory equalization	125	—
Regulatory liabilities	56	107
Operating lease liabilities	32	32
Other	539	678
	4,610	5,409
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	23,173	21,736
Securitization bonds	545	561
Junior subordinated debentures	1,475	1,474
Finance lease liabilities	11	14
	25,204	23,785
Other Liabilities
Deferred income taxes	3,379	3,400
Regulatory liabilities	2,968	2,881
Asset retirement obligations	4,536	4,469
Unamortized investment tax credit	505	402
Derivative liabilities	61	66
Accrued pension liability	226	235
Accrued postretirement liability	239	247
Nuclear decommissioning	412	405
Operating lease liabilities	229	235
Other	411	224
	12,966	12,564
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 208,028,313 and 207,745,154 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	6,872	6,858
Retained earnings	5,487	5,484
Accumulated other comprehensive loss	(36)	(39)
Total DTE Energy Company Equity	12,323	12,303
Noncontrolling interests	5	5
Total Equity	12,328	12,308
Total Liabilities and Equity	$55,108	$54,066

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Activities
Net Income	$247	$445
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	483	452
Nuclear fuel amortization	13	17
Allowance for equity funds used during construction	(35)	(24)
Deferred income taxes	(53)	(19)
Equity (earnings) of equity method investees	(3)	(7)
Dividends from equity method investees	—	1
Asset (gains) losses and impairments, net	2	(1)
Changes in assets and liabilities:
Accounts receivable, net	33	(61)
Inventories	144	90
Prepaid postretirement benefit costs	(28)	(27)
Accounts payable	(144)	(2)
Gas inventory equalization	125	121
Accrued pension liability	(9)	(10)
Accrued postretirement liability	(8)	(7)
Derivative assets and liabilities	81	54
Regulatory assets and liabilities	14	78
Other current and noncurrent assets and liabilities	44	(80)
Net cash from operating activities	906	1,020
Investing Activities
Plant and equipment expenditures — utility	(1,214)	(857)
Plant and equipment expenditures — non-utility	(15)	(16)
Proceeds from sale of nuclear decommissioning trust fund assets	213	139
Investment in nuclear decommissioning trust funds	(215)	(142)
Distributions from equity method investees	2	3
Investment in notes receivable	(66)	(87)
Principal collections on notes receivable	8	5
Other	(27)	(13)
Net cash used for investing activities	(1,314)	(968)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,582	1,093
Redemption of long-term debt	(16)	(365)
Short-term borrowings, net	(882)	(554)
Dividends paid on common stock	(233)	(217)
Other	(15)	(7)
Net cash from (used for) financing activities	436	(50)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	28	2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	250	88
Cash, Cash Equivalents, and Restricted Cash at End of Period	$278	$90

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$589	$375

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2025	207,745	$6,858	$5,484	$(39)	$5	$12,308
Net Income	—	—	247	—	—	247
Dividends declared on common stock ($1.17 per Common Share)	—	—	(242)	—	—	(242)
Issuance of common stock	66	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	3		3
Stock-based compensation and other	217	5	(2)	—	—	3
Balance, March 31, 2026	208,028	$6,872	$5,487	$(36)	$5	$12,328

			Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($1.09 per Common Share)	—	—	(226)	—	—	(226)
Issuance of common stock	73	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Stock-based compensation and other	271	(2)	(2)	—	1	(3)
Balance, March 31, 2025	207,516	$6,786	$5,163	$(28)	$6	$11,927

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Revenues — Utility operations	$1,717	$1,454

Operating Expenses
Fuel and purchased power — utility	513	415
Operation and maintenance	396	343
Depreciation and amortization	400	378
Taxes other than income	103	94
Asset (gains) losses and impairments, net	2	—
	1,414	1,230
Operating Income	303	224

Other (Income) and Deductions
Interest expense	145	132
Interest income	(3)	(1)
Non-operating retirement benefits, net	(1)	(1)
Other income	(54)	(36)
Other expenses	18	12
	105	106
Income Before Income Taxes	198	118

Income Tax Benefit	(17)	(3)

Net Income	$215	$121

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net Income	$215	$121
Other comprehensive income	—	—
Comprehensive Income	$215	$121

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2026	2025
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$80	$81
Restricted cash	40	42
Accounts receivable (less allowance for doubtful accounts of $41 for both periods)
Customer	884	805
Affiliates	2	2
Other	96	55
Inventories
Fuel	111	114
Materials and supplies	667	678
Notes receivable
Affiliates	228	—
Other	16	—
Regulatory assets	246	158
Other	169	116
	2,539	2,051
Investments
Nuclear decommissioning trust funds	2,599	2,552
Other	72	72
	2,671	2,624
Property
Property, plant, and equipment	34,653	33,807
Accumulated depreciation and amortization	(8,399)	(8,239)
	26,254	25,568
Other Assets
Regulatory assets	6,974	6,821
Securitized regulatory assets	601	619
Prepaid postretirement costs — affiliates	479	463
Operating lease right-of-use assets	232	237
Other	604	607
	8,890	8,747
Total Assets	$40,354	$38,990

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2026	2025
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$120	$71
Other	942	839
Accrued interest	165	135
Current portion long-term debt, including securitization bonds and finance leases	755	754
Regulatory liabilities	50	63
Short-term borrowings
Other	—	652
Operating lease liabilities	28	27
Other	214	228
	2,274	2,769
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	13,436	11,852
Securitization bonds	545	561
Finance lease liabilities	3	6
	13,984	12,419
Other Liabilities
Deferred income taxes	3,813	3,812
Regulatory liabilities	1,876	1,798
Asset retirement obligations	4,281	4,217
Unamortized investment tax credit	505	402
Nuclear decommissioning	412	405
Accrued pension liability — affiliates	242	245
Accrued postretirement liability — affiliates	229	237
Operating lease liabilities	201	206
Other	143	66
	11,702	11,388
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	8,949	8,949
Retained earnings	3,445	3,465
Total Shareholder’s Equity	12,394	12,414
Total Liabilities and Shareholder’s Equity	$40,354	$38,990

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Activities
Net Income	$215	$121
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	400	378
Nuclear fuel amortization	13	17
Allowance for equity funds used during construction	(34)	(24)
Deferred income taxes	(26)	(19)
Asset (gains) losses and impairments, net	2	—
Changes in assets and liabilities:
Accounts receivable, net	(127)	(19)
Inventories	14	25
Accounts payable	111	14
Prepaid postretirement benefit costs — affiliates	(16)	(14)
Accrued pension liability — affiliates	(3)	(4)
Accrued postretirement liability — affiliates	(8)	(7)
Regulatory assets and liabilities	65	88
Other current and noncurrent assets and liabilities	24	(45)
Net cash from operating activities	630	511
Investing Activities
Plant and equipment expenditures	(1,049)	(732)
Proceeds from sale of nuclear decommissioning trust fund assets	213	139
Investment in nuclear decommissioning trust funds	(215)	(142)
Investment in notes receivable	(14)	(33)
Notes receivable to (from) affiliates	(228)	42
Other	(7)	(13)
Net cash used for investing activities	(1,300)	(739)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,582	—
Redemption of long-term debt	(16)	(365)
Short-term borrowings, net — affiliates	—	960
Short-term borrowings, net — other	(652)	(153)
Dividends paid on common stock	(235)	(211)
Other	(12)	(11)
Net cash from financing activities	667	220
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3)	(8)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	123	59
Cash, Cash Equivalents, and Restricted Cash at End of Period	$120	$51

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$525	$300

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2025	138,632	$1,386	$7,563	$3,465	$12,414
Net Income	—	—	—	215	215
Dividends declared on common stock	—	—	—	(235)	(235)
Balance, March 31, 2026	138,632	$1,386	$7,563	$3,445	$12,394

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	121	121
Dividends declared on common stock	—	—	—	(211)	(211)
Balance, March 31, 2025	138,632	$1,386	$6,609	$3,069	$11,064

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

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.3 million customers in southeastern Michigan
•DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.4 million customers throughout Michigan and the sale of storage and transportation capacity
•Other businesses include 1) DTE Vantage, which is primarily involved in renewable natural gas projects and providing custom energy solutions to industrial, commercial, and institutional customers, and 2) energy marketing and trading operations
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy, are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, EGLE, and for DTE Energy, the CFTC and CARB.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2025 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions, include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2026.

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2026, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2026, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2026 and December 31, 2025. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	March 31, 2026		December 31, 2025
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$7	$—	$5	$—
Restricted cash	40	40	42	42
Accounts receivable	10	4	10	6
Securitized regulatory assets	601	601	619	619
Notes receivable(a)	66	—	68	—
Other current and long-term assets	—	—	1	—
	$724	$645	$745	$667

LIABILITIES
Accrued interest	$4	$4	$11	$11
Regulatory liabilities — current	24	24	23	23
Securitization bonds(b)	620	620	636	636
Other current and long-term liabilities	4	—	4	—
	$652	$648	$674	$670
_______________________________________
(a)At both March 31, 2026 and December 31, 2025, Notes receivable includes $2 million, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $75 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for both the periods ended March 31, 2026 and December 31, 2025.
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $52 million and $63 million at March 31, 2026 and December 31, 2025, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Allowance for equity funds used during construction	$35	$24
Contract services	17	9
Equity earnings of equity method investees	3	7
Investment income(a)	1	1
Other	3	3
	$59	$44
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Allowance for equity funds used during construction	$34	$24
Contract services	16	9
Investment income(a)	1	1
Other	3	2
	$54	$36
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three months ended March 31, 2026 and 2025, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended March 31,
	2026	2025
DTE Energy
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	6.6	4.2
Investment tax credits	(35.4)	(13.1)
Production tax credits	(21.3)	(10.5)
TCJA regulatory liability amortization	(7.4)	(4.5)
AFUDC equity	(3.9)	(1.5)
Nondeductible EES Coke penalty(a)	9.8	—
Other	(0.3)	0.2
Effective income tax rate	(30.9)%	(4.2)%
_______________________________________
(a)For further discussion of the EES Coke legal matter, see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies."

	Three Months Ended March 31,
	2026	2025
DTE Electric
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.6	5.7
Investment tax credits	(21.5)	(16.6)
Production tax credits	(6.4)	(7.0)
TCJA regulatory liability amortization	(4.2)	(4.6)
AFUDC equity	(2.6)	(1.8)
Other	(0.4)	0.4
Effective income tax rate	(8.5)%	(2.9)%
DTE Electric had state income tax receivables with DTE Energy of $1 million at March 31, 2026. Income tax receivables with DTE Energy are included in Accounts receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric had federal income tax payables with DTE Energy of $12 million and $1 million at March 31, 2026 and December 31, 2025, respectively. Income tax payables with DTE Energy are included in Accounts payable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of March 31, 2026, DTE Energy had $111 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $13 million and $10 million for the three months ended March 31, 2026 and 2025, respectively.

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
The following represents the Registrants' financing receivables by year of origination as determined by the date the original agreement was executed, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2026.

	DTE Energy
	Year of Origination
	2026	2025	2024 and Prior	Total
	(In millions)
Notes receivable
Internal grade 1	$14	$247	$30	$291
Internal grade 2	1	11	1,212	1,224
Total notes receivable(a)	$15	$258	$1,242	$1,515

Net investment in leases
Internal grade 1	$—	$—	$34	$34
Internal grade 2	—	—	1	1
Total net investment in leases(a)	$—	$—	$35	$35
_______________________________________
(a)The current portion is included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

	DTE Electric
	Year of Origination
	2026	2025	2024 and Prior	Total
	(In millions)
Note receivable — Internal grade 1(a)	$243	$247	$27	$517
_______________________________________
(a)The noncurrent portion is included in Other Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2026	$59	$3	$62	$41
Current period provision	27	—	27	14
Write-offs charged against allowance	(29)	—	(29)	(20)
Recoveries of amounts previously written off	10	—	10	6
Ending reserve balance, March 31, 2026	$67	$3	$70	$41
_______________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2025	$69	$3	$72	$46
Current period provision	69	—	69	44
Write-offs charged against allowance	(116)	—	(116)	(74)
Recoveries of amounts previously written off	37	—	37	25
Ending reserve balance, December 31, 2025	$59	$3	$62	$41
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
DTE Energy	$27	$26
DTE Electric	$13	$10
There are no material amounts of past due financing receivables for the Registrants as of March 31, 2026.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Registrants adopted the ASU effective January 1, 2026 on a prospective basis and elected not to apply the practical expedient, with no impact on the Registrants' financial position or results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Electric(a)
Residential	$780	$720
Commercial	572	529
Industrial	167	160
Other(b)	225	50
Total Electric operating revenues	$1,744	$1,459

Gas
Gas sales	$695	$692
End User Transportation	91	91
Intermediate Transportation	39	31
Other(b)	107	62
Total Gas operating revenues	$932	$876

Other segment operating revenues
DTE Vantage	$227	$188
Energy Trading	$2,351	$2,026
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $27 million and $5 million of Other revenues related to DTE Sustainable Generation for the three months ended March 31, 2026 and 2025, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment, and interconnection sales in the Electric segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Electric — Alternative Revenue Programs	$1	$1
Electric — Other revenues	$12	$5
Gas — Other revenues	$4	$3
DTE Vantage — Leases	$12	$15
Energy Trading — Derivatives	$1,612	$1,499
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Beginning Balance, January 1	$170	$138
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	63	51
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(68)	(43)
Ending Balance, March 31	$165	$146

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2026	$145
2027	20
2028	—
2029	—
2030	—
2031 and thereafter	—
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2026	$150	$11
2027	193	1
2028	137	—
2029	108	—
2030	91	—
2031 and thereafter	312	—
	$991	$12

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 — REGULATORY MATTERS
2025 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 24, 2025 requesting an increase in base rates of $574 million based on a projected twelve-month period ending December 31, 2026, and an increase in return on equity from 9.9% to 10.75%. The requested increase in base rates was primarily due to capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. On February 19, 2026, the MPSC issued an order approving an annual revenue increase of $242 million for services rendered on or after March 5, 2026 and a return on equity of 9.9%.
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
2026 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 28, 2026 requesting an increase in base rates of $474 million based on a projected twelve-month period ending February 29, 2028, and an increase in return on equity from 9.9% to 10.25%. The requested increase in base rates was primarily due to capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. A final MPSC order in this case is expected in February 2027.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$247	$445
Less: Allocation of earnings to net restricted stock awards	—	1
Net income available to common shareholders — basic	$247	$444

Average number of common shares outstanding — basic	207	207

Basic Earnings per Common Share	$1.19	$2.14

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$247	$445
Less: Allocation of earnings to net restricted stock awards	—	1
Net income available to common shareholders — diluted	$247	$444

Average number of common shares outstanding — basic	207	207
Average performance share awards and ATM dilutive shares	1	—
Average number of common shares outstanding — diluted	208	207

Diluted Earnings per Common Share	$1.19	$2.14

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2026 and December 31, 2025. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	March 31, 2026						December 31, 2025
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(c)	$228	$—	$—	$—	$—	$228	$176	$—	$—	$—	$—	$176
Nuclear decommissioning trusts
Equity securities	953	—	—	242	—	1,195	987	—	—	201	—	1,188
Fixed income securities	146	479	—	136	—	761	133	460	—	133	—	726
Private equity and other	—	—	—	368	—	368	—	—	—	358	—	358
Hedge funds and similar investments	227	18	—	—	—	245	228	17	—	—	—	245
Cash equivalents	30	—	—	—	—	30	35	—	—	—	—	35
Other investments(d)
Equity securities	83	—	—	—	—	83	84	—	—	—	—	84
Fixed income securities	9	2	—	—	—	11	9	2	—	—	—	11
Cash equivalents	44	—	—	—	—	44	38	—	—	—	—	38
Derivative assets
Commodity contracts(e)
Natural gas	139	51	99	—	(170)	119	207	56	109	—	(235)	137
Electricity	192	149	16	—	(285)	72	127	115	33	—	(194)	81
Environmental & Other	5	59	4	—	(64)	4	—	46	11	—	(46)	11
Other contracts	—	9	—	—	—	9	—	3	—	—	—	3
Total derivative assets	336	268	119	—	(519)	204	334	220	153	—	(475)	232
Total	$2,056	$767	$119	$746	$(519)	$3,169	$2,024	$699	$153	$692	$(475)	$3,093

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(223)	$(31)	$(79)	$—	$210	$(123)	$(196)	$(51)	$(82)	$—	$227	$(102)
Electricity	(176)	(85)	(109)	—	280	(90)	(124)	(59)	(52)	—	186	(49)
Environmental & Other	(4)	(42)	—	—	55	9	(1)	(31)	—	—	32	—
Other contracts	—	(1)	—	—	—	(1)	—	(1)	—	—	—	(1)
Total	$(403)	$(159)	$(188)	$—	$545	$(205)	$(321)	$(142)	$(134)	$—	$445	$(152)
Net Assets (Liabilities) at end of period	$1,653	$608	$(69)	$746	$26	$2,964	$1,703	$557	$19	$692	$(30)	$2,941
Assets
Current	$483	$217	$64	$—	$(399)	$365	$426	$130	$102	$—	$(339)	$319
Noncurrent	1,573	550	55	746	(120)	2,804	1,598	569	51	692	(136)	2,774
Total Assets	$2,056	$767	$119	$746	$(519)	$3,169	$2,024	$699	$153	$692	$(475)	$3,093
Liabilities
Current	$(292)	$(126)	$(138)	$—	$412	$(144)	$(240)	$(106)	$(67)	$—	$327	$(86)
Noncurrent	(111)	(33)	(50)	—	133	(61)	(81)	(36)	(67)	—	118	(66)
Total Liabilities	$(403)	$(159)	$(188)	$—	$545	$(205)	$(321)	$(142)	$(134)	$—	$445	$(152)
Net Assets (Liabilities) at end of period	$1,653	$608	$(69)	$746	$26	$2,964	$1,703	$557	$19	$692	$(30)	$2,941
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $23 million and $10 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at March 31, 2026 and December 31, 2025, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(b)	$95	$—	$—	$—	$95	$83	$—	$—	$—	$83
Nuclear decommissioning trusts
Equity securities	953	—	—	242	1,195	987	—	—	201	1,188
Fixed income securities	146	479	—	136	761	133	460	—	133	726
Private equity and other	—	—	—	368	368	—	—	—	358	358
Hedge funds and similar investments	227	18	—	—	245	228	17	—	—	245
Cash equivalents	30	—	—	—	30	35	—	—	—	35
Other investments
Equity securities	31	—	—	—	31	33	—	—	—	33
Fixed income securities	—	2	—	—	2	—	2	—	—	2
Cash equivalents	27	—	—	—	27	26	—	—	—	26
Derivative assets — FTRs	—	—	4	—	4	—	—	11	—	11
Total	$1,509	$499	$4	$746	$2,758	$1,525	$479	$11	$692	$2,707

Assets
Current	$95	$—	$4	$—	$99	$83	$—	$11	$—	$94
Noncurrent	1,414	499	—	746	2,659	1,442	479	—	692	2,613
Total Assets	$1,509	$499	$4	$746	$2,758	$1,525	$479	$11	$692	$2,707
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $23 million and $10 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at March 31, 2026 and December 31, 2025, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $190 million and $179 million as of March 31, 2026 and December 31, 2025, respectively.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$27	$(19)	$11	$19	$(18)	$24	$7	$13
Transfers into Level 3 from Level 2	—	—	—	—	2	—	—	2
Transfers from Level 3 into Level 2	—	—	—	—	—	—	2	2
Total gains (losses)
Included in earnings(a)	(72)	(85)	3	(154)	(22)	(37)	—	(59)
Recorded in Regulatory liabilities	—	—	(3)	(3)	—	—	(2)	(2)
Purchases, issuances, and settlements
Settlements	65	11	(7)	69	38	(78)	(5)	(45)
Net Assets (Liabilities) as of March 31	$20	$(93)	$4	$(69)	$—	$(91)	$2	$(89)
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31(a)	$2	$(53)	$—	$(51)	$(17)	$(92)	$(1)	$(110)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$—	$—	$1	$1	$—	$—	$—	$—
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net Assets as of beginning of period	$11	$9
Total losses recorded in Regulatory liabilities	(3)	(2)
Purchases, issuances, and settlements
Settlements	(4)	(4)
Net Assets as of March 31	$4	$3
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31	$1	$—
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three months ended March 31, 2026 and 2025.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2026
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$99	$(79)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.18)	—	$4.90	/MMBtu	$(0.18)	/MMBtu
Electricity	$16	$(109)	Discounted Cash Flow	Forward basis price (per MWh)	$(40.45)	—	$20.40	/MWh	$(9.05)	/MWh

	December 31, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$109	$(82)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.35)	—	$9.33	/MMBtu	$(0.13)	/MMBtu
Electricity	$33	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(21.82)	—	$17.79	/MWh	$(5.58)	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$1,513	$—	$—	$1,500	$1,453	$—	$—	$1,482
Short-term borrowings	$—	$—	$—	$—	$882	$—	$882	$—
Notes payable(b)	$22	$—	$—	$22	$28	$—	$—	$28
Long-term debt(c)	$26,695	$1,234	$22,634	$1,225	$25,123	$1,285	$21,204	$1,351
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Affiliates	$228	$—	$—	$228	$—	$—	$—	$—
Notes receivable — Other(a)	$289	$—	$—	$309	$274	$—	$—	$289
Short-term borrowings — Other	$—	$—	$—	$—	$652	$—	$652	$—
Notes payable(b)	$16	$—	$—	$16	$24	$—	$—	$24
Long-term debt(c)	$14,733	$—	$13,420	$131	$13,165	$—	$12,048	$131
_______________________________________
(a)Noncurrent portion included in Other Assets — Other on DTE Electric's Consolidated Statements of Financial Position.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2026	December 31, 2025
	(In millions)
Fermi 2	$2,569	$2,523
Fermi 1	3	3
Low-level radioactive waste	27	26
	$2,599	$2,552

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Realized gains	$22	$8
Realized losses	$(8)	$(8)
Proceeds from sale of securities	$213	$139
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2026			December 31, 2025
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,195	$767	$(13)	$1,188	$742	$(10)
Fixed income securities	761	25	(19)	726	25	(17)
Private equity and other	368	131	(8)	358	125	(7)
Hedge funds and similar investments	245	7	(10)	245	8	(6)
Cash equivalents	30	—	—	35	—	—
	$2,599	$930	$(50)	$2,552	$900	$(40)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2026
(In millions)
Due within one year	$18
Due after one through five years	99
Due after five through ten years	139
Due after ten years	369
$625
Fixed income securities held in nuclear decommissioning trust funds include $136 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At March 31, 2026 and December 31, 2025, DTE Energy securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three months ended March 31, 2026 and 2025.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and buys and sells transportation and storage capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2029. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2026 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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
The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$8	$—	$3	$—
Foreign currency exchange contracts	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$8	$(1)	$3	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$289	$(333)	$372	$(329)
Electricity	357	(370)	275	(235)
Environmental & Other	68	(46)	57	(32)
Foreign currency exchange contracts	1	—	—	—
Total derivatives not designated as hedging instruments	$715	$(749)	$704	$(596)

Current	$536	$(556)	$482	$(413)
Noncurrent	187	(194)	225	(184)
Total derivatives	$723	$(750)	$707	$(597)
The fair value of derivative instruments at DTE Electric was $4 million and $11 million at March 31, 2026 and December 31, 2025, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $2 million issued and outstanding at March 31, 2026 and December 31, 2025, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $16 million at March 31, 2026 and $17 million at December 31, 2025. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	March 31, 2026	December 31, 2025
	(In millions)
Cash collateral netted against Derivative assets	$(18)	$(35)
Cash collateral netted against Derivative liabilities	44	5
Cash collateral recorded in Accounts receivable(a)	30	20
Cash collateral recorded in Accounts payable(a)	(13)	(28)
Total net cash collateral posted (received)	$43	$(38)
_______________________________________
(a)Amounts are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2026			December 31, 2025
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$289	$(170)	$119	$372	$(235)	$137
Electricity	357	(285)	72	275	(194)	81
Environmental & Other	68	(64)	4	57	(46)	11
Interest rate contracts	8	—	8	3	—	3
Foreign currency exchange contracts	1	—	1	—	—	—
Total derivative assets	$723	$(519)	$204	$707	$(475)	$232

Derivative liabilities
Commodity contracts(a)
Natural gas	$(333)	$210	$(123)	$(329)	$227	$(102)
Electricity	(370)	280	(90)	(235)	186	(49)
Environmental & Other	(46)	55	9	(32)	32	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(750)	$545	$(205)	$(597)	$445	$(152)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2026				December 31, 2025
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$536	$187	$(556)	$(194)	$482	$225	$(413)	$(184)
Counterparty netting	(383)	(118)	383	118	(325)	(115)	325	115
Collateral adjustment	(16)	(2)	29	15	(14)	(21)	2	3
Total derivatives as reported	$137	$67	$(144)	$(61)	$143	$89	$(86)	$(66)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2026	2025
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(112)	$94
Natural gas	Fuel, purchased power, gas, and other — non-utility	25	(100)
Electricity	Operating Revenues — Non-utility operations	(53)	45
Environmental & Other	Operating Revenues — Non-utility operations	4	9
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	1	—
Total		$(135)	$48
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2026:

Commodity	Number of Units
Natural gas (MMBtu)	2,631,297,631
Electricity (MWh)	48,023,462
Foreign currency exchange ($ CAD)	83,060,811
FTR (MWh)	31,491
Renewable Energy Certificates (MWh)	13,528,697
Carbon emissions (Metric Tons)	817,859
Interest rate contracts ($ USD)	550,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2026, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $459 million.
As of March 31, 2026, DTE Energy had $667 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $492 million. The net remaining amount of $175 million is derived from the $459 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM FINANCINGS
Debt Issuances
Refer to the table below for debt issued through March 31, 2026:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	4.85%	2036	$800
DTE Electric	February	Mortgage Bonds(a)	5.55%	2056	800
					$1,600
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed through March 31, 2026:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	5.97%	2026	$16
Equity At-the-Market Program
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an at-the-market program, including an equity forward sales component. During the three months ended March 31, 2026, DTE Energy entered into equity forward sale agreements for approximately 2.5 million shares at a weighted average forward price of $144.41 as of March 31, 2026, which includes expected sales commissions. There were no issuances under the ATM program for the three months ended March 31, 2026.
The forward sale agreements require DTE Energy to, at its election prior to December 31, 2026, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements.
No amounts have been or will be recorded on DTE Energy's Consolidated Financial Statements until settlements of the equity forward sale agreements occur. The initial forward sale prices are subject to daily adjustments prior to settlement. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. Refer to Note 6 to the Consolidated Financial Statements, "Earnings per Share," for additional information regarding the diluted earnings per share calculation.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2026, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.67 to 1, 0.53 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of March 31, 2026 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2030	$1,500	$1,000	$300	$2,800
Unsecured letter of credit facility, expiring June 2026(a)	150	—	—	150
Unsecured letter of credit facility, expiring February 2027	200	—	—	200
Unsecured letter of credit facilities, expiring June 2028	150	—	—	150
Unsecured letter of credit facility(b)	—	75	—	75
Unsecured letter of credit facilities, expiring December 2026	—	150	—	150
Unsecured letter of credit facility(b)	—	225	—	225
Unsecured letter of credit facility(c)	—	150	—	150
	2,000	1,600	300	3,900
Amounts outstanding at March 31, 2026
Letters of credit	364	414	—	778
	364	414	—	778
Net availability at March 31, 2026	$1,636	$1,186	$300	$3,122
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
In February 2026, DTE Energy entered into two unsecured term loan agreements for a total of $550 million and borrowed the full amount under each agreement. The term loans contain terms and conditions consistent with those of DTE Energy's unsecured revolving credit agreements. In March 2026, full repayment of the $550 million term loans was made.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At March 31, 2026, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $110 million and $94 million at March 31, 2026 and December 31, 2025, respectively, and were fully offset by posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 11 — LEASES
Lessor
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fixed payments	$4	$4
Variable payments	8	11
	$12	$15

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
In April 2024, the EPA finalized new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. In June 2025, the EPA proposed a rule to repeal the GHG standards along with an alternative to eliminate various portions of the standards. The EPA intends to finalize the repeal or alternative in 2026. The financial impacts of the new rules are still being assessed.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
As part of the Monroe power plant NPDES permit, EGLE has added an option to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations in order to establish an appropriate temperature discharge limit. DTE Electric has completed biological studies in accordance with an EGLE approved study plan to evaluate the thermal discharge impacts to an aquatic community. The data is being processed and compiled into a comprehensive report. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At both March 31, 2026 and December 31, 2025, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. The D.C. Circuit Court has held the pending litigation in abeyance to accommodate the EPA's reconsideration of the rule. The EPA recently announced their desire to revise the CCR regulations. While a draft is currently under interagency review with the Office of Management and Budget, the effective date and extent of any revisions are unknown. In February 2026, the EPA published a rule that extends certain compliance deadlines for CCR management units until 2027 and beyond. The current cost estimate to comply with the revised rule is approximately $415 million as of March 31, 2026, and is recorded to Asset retirement obligations. The estimate will continue to be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs.
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
The EPA updated and revised the ELG in 2015, 2020, and 2024. In each revision, the EPA has re-established technology-based standards applicable to wastewaters created at facilities with an electrical generating unit. In each revision, as well as an additional 2025 revision, the EPA also established new applicability dates.

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
The EPA also finalized Supplemental ELG Rules on May 9, 2024 which were further amended on December 31, 2025. This updated the regulations from the 2020 Reconsideration Rule for FGD wastewater, bottom ash transport water (BATW), combustion residual leachate (CRL), and legacy wastewater (LWW). The supplemental rule established new technology-based effluent limitations guidelines and standards applicable to FGD wastewater, BATW, CRL, and LWW. DTE Electric achieved BATW compliance in 2025. FGD wastewater retrofits must be completed as soon as possible, beginning July 8, 2024 and no later than December, 31 2034 or December 31, 2029 if a permittee is pursuing the VIP subcategory for FGD wastewater. The Cessation of Coal compliance subcategory and VIP from the 2020 Reconsideration Rule were maintained in the 2024 and 2025 Supplemental Rule and continue to be a fundamental component of DTE Electric's ELG compliance strategy. At this time, DTE Electric cannot predict effective dates for any revisions or their financial impacts.
DTE Electric's compliance strategy includes the conversion of the two generating units at the Belle River power plant to a natural gas peaking resource, which was included in the NOPP filed in 2021. One unit is nearing completion of conversion with the second unit expected to be complete by the end of 2026. DTE Electric also submitted a NOPP for the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant to retire in 2028. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032.
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant in accordance with the VIP subcategory for FGD for Monroe's generating units 1 and 2. Additionally, DTE Electric is evaluating compliance strategies and options to address new requirement and deadlines for other wastewater streams in the 2024 Supplemental Rule and 2025 Deadline Extension Rule at both Belle River Power Plant and Sibley Quarry.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $369 million of capital expenditures through 2030. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. At both March 31, 2026 and December 31, 2025, DTE Gas had $25 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.

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
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. The EPA filed a motion for partial summary judgment on liability that was granted by the trial court on August 25, 2025. EES Coke sought certification for an interlocutory appeal to the Sixth Circuit Court of Appeals, which was denied on September 12, 2025. Trial was held on remedies and parent liability, and concluded on September 29, 2025. Final briefs were submitted in the case on December 5, 2025. On February 17, 2026, the trial court issued an order imposing a $100 million civil penalty on the defendants, including DTE Energy. The court also ordered the defendants to seek a permit for the installation of pollution controls and to establish and fund an action committee for community air quality improvement projects for an additional $20 million. DTE Energy accrued $112 million during the first quarter of 2026 to bring the total accrual for the order to $120 million as of March 31, 2026. The defendants will appeal this judgment and cannot predict the final outcome or additional financial impact of this matter.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. The EPA approved a clean data determination request submitted by EGLE. In April 2026, the EPA officially redesignated this area to attainment and no further action will be required.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2026 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $69 million at March 31, 2026. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2026, DTE Energy had $376 million of performance bonds outstanding, including $272 million for DTE Electric. Performance bonds are not individually material, except for $91 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,800 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 50% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 18% have contracts expiring within one year for DTE Energy. Approximately 26% of the represented employees have contracts expiring within one year for DTE Electric.
Purchase Commitments
Utility capital expenditures and expenditures for non-utility businesses will be approximately $6.8 billion and $5.2 billion in 2026 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2026 annual capital expenditures.
Ludington Plant Contract Dispute
DTE Electric and Consumers Energy Company ("Consumers"), joint owners of the Ludington Hydroelectric Pumped Storage plant ("Ludington"), entered into a 2010 engineering, procurement, and construction agreement with Toshiba International Corporation ("TIC"), under which TIC contracted to perform a major overhaul and upgrade of Ludington. TIC later assigned the contract and all its obligations to Toshiba America Energy Systems ("TAES"). TAES' work under the contract was incomplete, defective, and non-conforming. DTE Electric and Consumers repeatedly documented TAES' failures to perform under the contract and demanded that TAES provide a comprehensive plan to resolve those matters, including adherence to its warranty commitments and other contractual obligations. DTE Electric and Consumers engaged in extensive efforts to resolve these issues with TAES, including formal demands to TAES' parent, Toshiba Corporation ("Toshiba"), under a parent guaranty it provided. TAES did not provide a comprehensive plan or otherwise met its performance obligations. As a result of TAES' defaults, DTE Electric and Consumers terminated the contract.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. The motion to dismiss the complaint was denied. The case against TAES went to trial before a jury and in December 2025, a jury returned a verdict in DTE Electric and Consumers' favor finding TAES breached its warranties and other contractual duties in overhauling Ludington. The jury awarded damages for TAES's breaches of contract, as well as liquidated damages for late completion of work. The jury rejected TAES' affirmative defenses and counterclaim. TAES is pursuing post judgment relief by filing motions for appeal. DTE Electric cannot predict the financial impact or outcome of this matter.
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
The following table details the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025

Three Months Ended March 31,
Service cost	$13	$12	$4	$4
Interest cost	53	54	15	15
Expected return on plan assets	(72)	(73)	(30)	(29)
Amortization of:
Net actuarial loss	24	22	—	—
Net periodic benefit cost (credit)	$18	$15	$(11)	$(10)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, and capital expenditures were costs of $15 million and $14 million for the three months ended March 31, 2026 and 2025, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Service cost	$3	$3
Interest cost	11	12
Expected return on plan assets	(20)	(19)
Amortization of:
Net actuarial gain	(1)	(1)
Net periodic benefit credit	$(7)	$(5)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans and no contributions are currently expected for DTE Energy's postretirement benefit plans in 2026. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $25 million of non-represented qualified pension plan funds from DTE Gas to DTE Electric during 2026 in exchange for cash consideration. In 2025, DTE Gas transferred $25 million of qualified pension plan funds to DTE Electric in exchange for cash consideration.

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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Electric segment(a)	$19	$19
Gas segment	8	4
DTE Vantage segment	36	40
Energy Trading segment	50	46
	$113	$109
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $1 million for both the three months ended March 31, 2026 and 2025.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Profit (loss) financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Three months ended March 31, 2026
Operating Revenues — Utility operations	$1,717	932	—	—	$2,649	—	(26)	$2,623
Operating Revenues — Non-utility operations	$27	—	227	2,351	$2,605	—	(87)	$2,518
Depreciation and amortization	$409	58	15	1	$483	—	—	$483
Interest expense	$147	35	7	6	$195	117	(19)	$293
Interest income	$(3)	(1)	(25)	(3)	$(32)	(18)	19	$(31)
Equity earnings of equity method investees	$—	1	2	—	$3	—	—	$3
Other segment items (pre-tax)(b)	$989	566	311	2,451	$4,317	—	(113)	$4,204
Income Tax Expense (Benefit)	$(16)	63	(24)	(26)	$(3)	(55)	—	$(58)
Net Income (Loss) Attributable to DTE Energy Company	$218	210	(59)	(78)	$291	(44)	—	$247

Three months ended March 31, 2025
Operating Revenues — Utility operations	$1,454	876	—	—	$2,330	—	(23)	$2,307
Operating Revenues — Non-utility operations	$5	—	188	2,026	$2,219	—	(86)	$2,133
Depreciation and amortization	$382	54	15	1	$452	—	—	$452
Interest expense	$133	32	8	2	$175	94	(19)	$250
Interest income	$(2)	(2)	(20)	(3)	$(27)	(15)	19	$(23)
Equity earnings of equity method investees	$—	—	7	—	$7	—	—	$7
Other segment items (pre-tax)(b)	$826	523	147	1,937	$3,433	3	(109)	$3,327
Income Tax Expense (Benefit)	$(3)	63	(8)	22	$74	(92)	—	$(18)
Net Income Attributable to DTE Energy Company	$123	206	39	67	$435	10	—	$445
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
March 31, 2026
Investment in equity method investees	$4	19	78	—	$101	11	—	$112
Capital expenditures and acquisitions	$1,048	166	14	1	$1,229	—	—	$1,229
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$40,719	9,215	2,519	998	$53,451	5,270	(3,613)	$55,108

December 31, 2025
Investment in equity method investees	$4	19	77	—	$100	22	—	$122
Capital expenditures and acquisitions	$3,892	661	80	6	$4,639	—	—	$4,639
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$39,370	8,987	2,426	1,313	$52,096	5,145	(3,175)	$54,066
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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$247	$445
Diluted Earnings per Common Share	$1.19	$2.14
The decrease in Net Income Attributable to DTE Energy Company for the three months ended March 31, 2026 was primarily due to lower earnings in the Energy Trading and DTE Vantage segments and Corporate and Other, partially offset by higher earnings in the Electric segment.
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
DTE Energy plans to reduce the carbon emissions of its electric utility operations 65% by 2028, 85% by 2032, and 90% by 2040 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2032 and is committed to a net zero carbon emissions goal by 2050 for its electric and gas utility operations.
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
DTE Electric has retired all eleven coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities, as well as one unit at the Belle River facility. DTE Electric has also announced plans to retire its remaining five coal fired generating units, including the remaining unit at the Belle River facility in 2026. The four units at the Monroe facility are expected to be retired in two stages in 2028 and 2032. DTE Electric plans to repurpose the Trenton Channel facility to a battery energy storage system in 2026, and convert the Belle River facility from a base load coal plant to a natural gas peaking resource in 2026. Generation from the retired facilities will continue to be replaced or offset with a combination of renewables, energy waste reduction, demand response, battery storage, and natural gas fueled generation.
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
OUTLOOK
Over the coming years, DTE Energy and the broader energy sector are expected to undergo significant transformation. DTE Energy's strong utility base, combined with its integrated non-utility operations, position it well for long-term growth.
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric segment	$218	$123
Gas segment	210	206
DTE Vantage segment	(59)	39
Energy Trading segment	(78)	67
Corporate and Other	(44)	10
Net Income Attributable to DTE Energy Company	$247	$445

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Revenues
Utility operations	$1,717	$1,454
Non-utility operations	27	5
	1,744	1,459
Operating Expenses
Fuel and purchased power — utility	510	410
Fuel and purchased power — non-utility	13	—
Operation and maintenance	397	345
Depreciation and amortization	409	382
Taxes other than income	103	94
Asset (gains) losses and impairments, net	2	—
	1,434	1,231
Operating Income	310	228
Other (Income) and Deductions	108	108
Income Tax Benefit	(16)	(3)
Electric Segment Net Income Attributable to DTE Energy Company	$218	$123
Reconciliation of Electric Segment to DTE Electric Net Income	(3)	(2)
DTE Electric Net Income	$215	$121
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

Operating Revenues increased $285 million in the three months ended March 31, 2026. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase was due to the following:

Three Months
(In millions)
Regulatory Mechanism — RPS	$98
Interconnection sales	57
Power Supply Cost Recovery	55
Implementation of new rates	40
Non-utility revenues(a)	22
Weather	11
Base sales / rate mix	2
$285
______________________________
(a)The increase was primarily due to the acquisition of a non-utility business by DTE Sustainable Generation during the third quarter 2025.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2026	2025
	(In thousands of MWh)
DTE Electric Sales
Residential	3,664	3,660
Commercial	3,869	3,886
Industrial	1,924	2,053
Other	50	53
	9,507	9,652
Interconnection sales	1,967	2,500
Total DTE Electric Sales	11,474	12,152

DTE Electric Deliveries
Retail and wholesale	9,507	9,652
Electric retail access	1,065	1,078
Total DTE Electric Sales and Deliveries	10,572	10,730
Fuel and purchased power — utility expense increased $100 million in the three months ended March 31, 2026. The increase was due to the following:

Three Months
(In millions)
Gas - higher consumption and prices	$109
Purchased power - higher prices and higher volumes primarily due to lower generation	31
Higher transmission expenses	10
Coal - lower consumption and prices	(47)
Other	(3)
$100

Fuel and purchased power — non-utility expense increased $13 million in the three months ended March 31, 2026. The increase was primarily due to the Electric segment acquisition of non-utility assets in the third quarter of 2025.
Operation and maintenance expense increased $52 million in the three months ended March 31, 2026. The increase was primarily due to higher plant generation expense of $21 million, higher distribution operations expense of $18 million, higher benefits and other compensation expense of $5 million, higher RPS expense of $4 million, and higher corporate support costs of $4 million.
Depreciation and amortization expense increased $27 million in the three months ended March 31, 2026. The increase was primarily due to higher depreciable base, including the 15-year amortization of the undepreciated Monroe plant balance which began in February 2025.
Taxes other than income increased $9 million in the three months ended March 31, 2026. The increase was primarily due to higher property taxes.
Income Tax Benefit changed $13 million in the three months ended March 31, 2026. The change was primarily due to higher investment tax credits in 2026, partially offset by higher earnings.
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
In March 2026, DTE Electric entered into a 1.0 gigawatt data center agreement. Generation and storage requirements related to this agreement are expected to increase capital expenditures by approximately $5.0 billion through 2032 which are incremental to DTE Electric's 5-year capital investment plan in the "Capital Investments" section above. DTE Electric is targeting regulatory approvals to be complete by the latter half of 2026.
DTE Electric filed a rate case with the MPSC on April 28, 2026 requesting an increase in base rates of $474 million based on a projected twelve-month period ending February 29, 2028, and an increase in return on equity from 9.9% to 10.25%. The requested increase in base rates was primarily due to capital investments required to support continued reliability improvements and the ongoing transition to cleaner energy. A final MPSC order in this case is expected in February 2027.

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Revenues — Utility operations	$932	$876

Operating Expenses
Cost of gas — utility	378	331
Operation and maintenance	152	156
Depreciation and amortization	58	54
Taxes other than income	38	37
	626	578
Operating Income	306	298
Other (Income) and Deductions	33	29
Income Tax Expense	63	63
Net Income Attributable to DTE Energy Company	$210	$206

Operating Revenues — Utility operations increased $56 million in the three months ended March 31, 2026. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The increase was due to the following:

Three Months
(In millions)
Gas Cost Recovery	$47
Midstream storage and transportation revenues	11
Infrastructure recovery mechanism	10
Weather	6
Regulatory mechanism — EWR	(6)
Normalized base sales	(10)
Other	(2)
$56
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended March 31,
	2026	2025
	(In Bcf)
Gas Markets
Gas sales	71	71
End-user transportation	52	48
	123	119
Intermediate transportation	152	164
Total	275	283
Cost of gas — utility expense increased $47 million in the three months ended March 31, 2026. The increase was primarily due to higher cost of gas of $38 million and higher sales volumes of $9 million.
Operation and maintenance expense decreased $4 million in the three months ended March 31, 2026. The decrease was primarily due to lower EWR expense of $6 million.
Depreciation and amortization expense increased $4 million in the three months ended March 31, 2026. The increase was primarily due to higher depreciable base.
Other (Income) and Deductions increased $4 million in the three months ended March 31, 2026. The increase was primarily due to higher interest expense.
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

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Revenues — Non-utility operations	$227	$188

Operating Expenses
Fuel, purchased power, and gas — non-utility	131	97
Operation and maintenance	178	60
Depreciation and amortization	15	15
Taxes other than income	6	5
Asset (gains) losses and impairments, net	—	(1)
	330	176
Operating Income (Loss)	(103)	12
Other (Income) and Deductions	(20)	(19)
Income Taxes
Expense	2	8
Tax credits	(26)	(16)
	(24)	(8)
Net Income (Loss) Attributable to DTE Energy Company	$(59)	$39
Operating Revenues — Non-utility operations increased $39 million in the three months ended March 31, 2026. The increase was due to the following:

Three Months
(In millions)
Higher demand and prices in the Steel business	$42
New project in the On-site business	3
Lower sales in the Renewables business	(8)
Other	2
$39
Fuel, purchased power, and gas — non-utility expense increased $34 million in the three months ended March 31, 2026. The increase was primarily due to higher demand and prices in the Steel business of $34 million.
Operation and maintenance expense increased $118 million in the three months ended March 31, 2026. The increase was primarily due to additional litigation penalties in the Steel business relating to the EES Coke judgment of $112 million and higher costs in the Renewables business of $5 million.
Income Taxes — Expense decreased $6 million in the three months ended March 31, 2026. The decrease was primarily due to lower earnings, partially offset by the non-deductible portion of the EES Coke judgment.
Income Taxes — Tax credits changed $10 million in the three months ended March 31, 2026. The change was primarily due to higher production tax credits generated in the Renewables business.
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating Revenues — Non-utility operations	$2,351	$2,026

Operating Expenses
Purchased power, gas, and other — non-utility	2,427	1,906
Operation and maintenance	21	29
Depreciation and amortization	1	1
Taxes other than income	3	2
	2,452	1,938
Operating Income (Loss)	(101)	88
Other (Income) and Deductions	3	(1)
Income Tax Expense (Benefit)	(26)	22
Net Income (Loss) Attributable to DTE Energy Company	$(78)	$67
Operating Revenues — Non-utility operations increased $325 million in the three months ended March 31, 2026. The following table details changes relative to the comparable prior period:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - $635 primarily due to higher gas prices, ($58) settled financial hedges	$577
Unrealized MTM - ($162) losses compared to $112 gains in the prior period	(274)
Other realized gain (loss)	22
$325
Purchased power, gas, and other — non-utility expense increased $521 million in the three months ended March 31, 2026. The following table details changes relative to the comparable prior period:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$575
Unrealized MTM - ($25) gains compared to $100 losses in the prior period	(125)
Other realized (gain) loss	71
$521
Operation and maintenance expense decreased $8 million in the three months ended March 31, 2026. The decrease was primarily due to lower compensation costs.
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

Operating Income (Loss) changed $189 million for the three months ended March 31, 2026, which includes a $74 million unfavorable change in timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The change also includes a $40 million unfavorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Other (Income) and Deductions expense increased $4 million in the three months ended March 31, 2026. The increase was primarily due to higher interest expense.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net loss of $44 million for the three months ended March 31, 2026 represents an increase of $54 million from the net income of $10 million in the comparable 2025 period. The increase was primarily due to effective income tax rate adjustments and higher net interest expense, partially offset by lower federal and state income taxes.
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$250	$88
Net cash from operating activities	906	1,020
Net cash used for investing activities	(1,314)	(968)
Net cash from (used for) financing activities	436	(50)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	28	2
Cash, Cash Equivalents, and Restricted Cash at End of Period	$278	$90
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $114 million in 2026. The decrease was primarily due to lower Net income partially offset by an increase in cash related to working capital items.
The change in working capital items in 2026 was primarily due to increases in cash related to Accounts receivable, net, Inventories, Derivative assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by decreases in cash related to Accounts payable and Regulatory assets and liabilities.
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
For the non-utility businesses, cash outflows are primarily driven by capital spending to develop and construct projects for customers through investment in notes receivable and additional capital spending for ongoing maintenance, expansion, and growth. DTE Energy looks to make growth investments that meet strict criteria in terms of strategy, management skills, risks, and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. DTE Energy has been disciplined in how it deploys capital and will not make investments unless they meet the criteria. For new business lines, DTE Energy initially invests based on research and analysis. DTE Energy starts with a limited investment, evaluates the results, and either expands or exits the business based on those results. In any given year, the amount of growth capital will be determined by the underlying cash flows of DTE Energy, with a clear understanding of any potential impact on its credit ratings.
Net cash used for investing activities increased by $346 million in 2026 primarily due to higher utility plant and equipment expenditures.
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

Net cash from financing activities increased by $486 million in 2026 primarily due to increases in cash related to higher Issuance of long-term debt, net of issuance costs and lower Redemption of long-term debt, partially offset by a decrease in cash related to repayment of Short-term borrowings, net.
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Further, the current tax laws allow for extended tax benefits for renewable technologies, including PTCs and ITCs. DTE Electric expects to continue to monetize these tax credits to generate cash flows in the near-term. DTE Energy expects long-term growth in sales related to vehicle electrification and data center load, but no significant impacts in the near-term. Non-utility growth is expected from additional investments in the DTE Vantage segment, primarily related to renewable energy and custom energy solutions, while expanding into carbon capture and sequestration. DTE Vantage also expects enhanced growth opportunities in decarbonization, including tax credits for renewable natural gas and carbon capture projects.
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
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an ATM program, including an equity forward sales component. As of March 31, 2026, DTE Energy has not issued any shares under the ATM program. During the three months ended March 31, 2026, DTE Energy entered into various forward sale agreements under the ATM for 2.5 million shares at a weighted average forward price of $144.41 as of March 31, 2026, which includes expected sales commissions. For further discussion of the ATM program, see Note 9 to the Consolidated Financial Statements, "Long-Term Financings".
At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue $500 million to $600 million of equity in 2026. DTE Energy anticipates these discretionary equity issuances to be made through the at-the-market equity issuance program and/or contributions to the dividend reinvestment plan and/or employee incentive and benefit plans.
Over the long-term, additional equity issuances of $500 million to $600 million will be needed in 2027 and 2028 to support long-term growth. DTE Energy will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring changes in interest rates and impacts on the cost of borrowing.
Uses of Cash
DTE Energy has $1.5 billion in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt.
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

Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of March 31, 2026, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $459 million.
Other obligations are further described in the following Combined Notes to the Consolidated Financial Statements:

Note	Title
1	Organization and Basis of Presentation
2	Significant Accounting Policies
8	Financial and Other Derivative Instruments
9	Long-Term Financings
10	Short-Term Credit Arrangements and Borrowings
12	Commitments and Contingencies
13	Retirement Benefits and Trusteed Assets
Also refer to the "Capital Investments" section above regarding DTE Energy's capital strategy and estimated spend over the next five years. For additional information regarding DTE Energy's future cash obligations, including scheduled debt maturities and interest payments, minimum lease payments, and future purchase commitments, refer to DTE Energy's Annual Report on Form 10-K for the year ended December 31, 2025.
Liquidity
DTE Energy has approximately $3.4 billion of available liquidity at March 31, 2026, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2025	$80
Reclassified to realized upon settlement	(48)
Changes in fair value recorded to income	(91)
Amounts recorded to unrealized income	(139)
Changes in fair value recorded in Regulatory liabilities	(3)
Amounts recorded in other comprehensive income, pre-tax	5
Change in collateral	56
MTM at March 31, 2026	$(1)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2029 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2026	2027	2028	2029 and Beyond	Total Fair Value
	(In millions)
Level 1	$(35)	$(6)	$(14)	$(12)	$(67)
Level 2	33	54	15	7	109
Level 3	(21)	(57)	(7)	16	(69)
MTM before collateral adjustments	$(23)	$(9)	$(6)	$11	(27)
Collateral adjustments					26
MTM at March 31, 2026					$(1)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2026:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$546	$—	$546
BBB+ and BBB	387	—	387
BBB-	4	—	4
Total Investment Grade	937	—	937
Non-investment grade(b)	40	—	40
Internally Rated — investment grade(c)	617	(5)	612
Internally Rated — non-investment grade(d)	80	(17)	63
Total	$1,674	$(22)	$1,652
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of March 31, 2026, DTE Energy had no floating rate debt.
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
Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2026 and 2025 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2026	2025	2026	2025	Change in the Fair Value of
	(In millions)
Environmental contracts	$(4)	$(8)	$4	$8	Commodity contracts
Gas contracts	$18	$48	$(18)	$(48)	Commodity contracts
Power contracts	$8	$(3)	$(8)	$3	Commodity contracts
Interest rate risk — DTE Energy	$(981)	$(789)	$1,053	$845	Long-term debt
Interest rate risk — DTE Electric	$(623)	$(484)	$681	$526	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2025 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2026:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2026 — 01/31/2026	8,025	$124.62	—	—	—
02/01/2026 — 02/28/2026	27,041	$135.80	—	—	—
03/01/2026 — 03/31/2026	6,748	$120.75	—	—	—
Total	41,814		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended March 31, 2026, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1
Supplemental Indenture dated as of February 1, 2026, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as trustee (2026 Series A and B)
		X	X

10.1	Amended and Restated Primary Supply Agreement dated March 12, 2026 between DTE Electric and Google LLC (Portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.)	X	X

10.2	Clean Capacity Accelerator Agreement dated March 12, 2026 between DTE Electric and Google LLC (Portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, which portions will be furnished to the SEC upon request.)	X	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 30, 2026
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)