Form 10-Q
period 2026-06-30
DTE ENERGY CO; DTE Electric Co
filed 2026-07-28
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at June 30, 2026:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	208,088,069

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,044	$1,979	$4,667	$4,286
Non-utility operations	1,325	1,440	3,843	3,573
	3,369	3,419	8,510	7,859
Operating Expenses
Fuel, purchased power, and gas — utility	477	434	1,311	1,129
Fuel, purchased power, gas, and other — non-utility	1,143	1,385	3,671	3,342
Operation and maintenance	651	596	1,384	1,171
Depreciation and amortization	498	451	981	903
Taxes other than income	141	127	290	265
Asset (gains) losses and impairments, net	1	(1)	3	(2)
	2,911	2,992	7,640	6,808
Operating Income	458	427	870	1,051

Other (Income) and Deductions
Interest expense	301	256	594	506
Interest income	(33)	(25)	(64)	(48)
Other income	(66)	(49)	(125)	(93)
Other expenses	15	15	35	29
	217	197	440	394
Income Before Income Taxes	241	230	430	657

Income Tax Expense (Benefit)	(41)	1	(99)	(17)

Net Income Attributable to DTE Energy Company	$282	$229	$529	$674

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.35	$1.10	$2.54	$3.25

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.35	$1.10	$2.53	$3.24

Weighted Average Common Shares Outstanding
Basic	208	207	208	207
Diluted	208	207	208	207

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net Income	$282	$229	$529	$674

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1 for all periods	1	1	2	2
Net unrealized gains (losses) on derivatives, net of taxes of $1, $(1), $2 and $(2), respectively	4	(4)	7	(7)
Foreign currency translation	(1)	4	(2)	4
Other comprehensive income (loss)	4	1	7	(1)

Comprehensive Income Attributable to DTE Energy Company	$286	$230	$536	$673

See Combined Notes to Consolidated Financial Statements (Unaudited)

Table of Contents`
DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2026	2025
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$42	$208
Restricted cash	42	42
Accounts receivable (less allowance for doubtful accounts of $81 and $60, respectively)
Customer	1,683	2,031
Other	267	118
Inventories
Fuel and gas	296	381
Materials, supplies, and other	1,056	994
Derivative assets	185	143
Regulatory assets	239	170
Other	240	261
	4,050	4,348
Investments
Nuclear decommissioning trust funds	2,756	2,552
Investments in equity method investees	112	122
Other	206	194
	3,074	2,868
Property
Property, plant, and equipment	46,757	44,623
Accumulated depreciation and amortization	(11,261)	(10,970)
	35,496	33,653
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,593	7,380
Securitized regulatory assets	582	619
Intangible assets	177	188
Notes receivable	1,575	1,455
Derivative assets	90	89
Prepaid postretirement costs	808	761
Operating lease right-of-use assets	260	271
Other	536	441
	13,614	13,197
Total Assets	$56,234	$54,066

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2026	2025
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,697	$1,753
Accrued interest	300	273
Dividends payable	485	242
Short-term borrowings	—	882
Current portion long-term debt, including securitization bonds and finance leases	1,689	1,356
Derivative liabilities	157	86
Gas inventory equalization	43	—
Regulatory liabilities	33	107
Operating lease liabilities	34	32
Other	611	678
	5,049	5,409
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	22,878	21,736
Securitization bonds	542	561
Junior subordinated debentures	2,464	1,474
Finance lease liabilities	11	14
	25,895	23,785
Other Liabilities
Deferred income taxes	3,367	3,400
Regulatory liabilities	2,962	2,881
Asset retirement obligations	4,710	4,469
Unamortized investment tax credit	501	402
Derivative liabilities	51	66
Accrued pension liability	217	235
Accrued postretirement liability	242	247
Nuclear decommissioning	440	405
Operating lease liabilities	222	235
Other	424	224
	13,136	12,564
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 208,088,069 and 207,745,154 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	6,898	6,858
Retained earnings	5,283	5,484
Accumulated other comprehensive loss	(32)	(39)
Total DTE Energy Company Equity	12,149	12,303
Noncontrolling interests	5	5
Total Equity	12,154	12,308
Total Liabilities and Equity	$56,234	$54,066

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In millions)
Operating Activities
Net Income	$529	$674
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	981	903
Nuclear fuel amortization	19	33
Allowance for equity funds used during construction	(70)	(46)
Deferred income taxes	(96)	(23)
Equity (earnings) of equity method investees	(7)	(11)
Dividends from equity method investees	—	1
Asset (gains) losses and impairments, net	3	(2)
Changes in assets and liabilities:
Accounts receivable, net	191	68
Inventories	23	(125)
Prepaid postretirement benefit costs	(47)	(45)
Accounts payable	(154)	37
Gas inventory equalization	43	49
Accrued pension liability	(18)	(18)
Accrued postretirement liability	(5)	(4)
Derivative assets and liabilities	13	29
Regulatory assets and liabilities	198	143
Other current and noncurrent assets and liabilities	76	66
Net cash from operating activities	1,679	1,729
Investing Activities
Plant and equipment expenditures — utility	(2,688)	(1,811)
Plant and equipment expenditures — non-utility	(33)	(33)
Proceeds from sale of assets	—	5
Proceeds from sale of nuclear decommissioning trust fund assets	475	371
Investment in nuclear decommissioning trust funds	(477)	(373)
Distributions from equity method investees	5	7
Investment in notes receivable	(127)	(167)
Principal collections on notes receivable	16	10
Other	(85)	(31)
Net cash used for investing activities	(2,914)	(2,022)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,571	2,383
Redemption of long-term debt	(137)	(1,185)
Short-term borrowings, net	(882)	(470)
Dividends paid on common stock	(467)	(435)
Other	(16)	(4)
Net cash from financing activities	1,069	289
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(166)	(4)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	250	88
Cash, Cash Equivalents, and Restricted Cash at End of Period	$84	$84

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$647	$404

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2025	207,745	$6,858	$5,484	$(39)	$5	$12,308
Net Income	—	—	247	—	—	247
Dividends declared on common stock ($1.17 per Common Share)	—	—	(242)	—	—	(242)
Issuance of common stock	66	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	3		3
Stock-based compensation and other	217	5	(2)	—	—	3
Balance, March 31, 2026	208,028	$6,872	$5,487	$(36)	$5	$12,328
Net Income	—	—	282	—	—	282
Dividends declared on common stock ($2.33 per Common Share)	—	—	(485)	—	—	(485)
Issuance of common stock	62	10	—	—	—	10
Other comprehensive income, net of tax	—	—	—	4	—	4
Stock-based compensation and other	(2)	16	(1)	—	—	15
Balance, June 30, 2026	208,088	$6,898	$5,283	$(32)	$5	$12,154

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($1.09 per Common Share)	—	—	(226)	—	—	(226)
Issuance of common stock	73	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Stock-based compensation and other	271	(2)	(2)	—	1	(3)
Balance, March 31, 2025	207,516	$6,786	$5,163	$(28)	$6	$11,927
Net Income	—	—	229	—	—	229
Dividends declared on common stock ($2.18 per Common Share)	—	—	(453)	—	—	(453)
Issuance of common stock	67	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	1	—	1
Stock-based compensation and other	5	15	1	—	(1)	15
Balance, June 30, 2025	207,588	$6,809	$4,940	$(27)	$5	$11,727

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Utility operations	$1,751	$1,682	$3,468	$3,136

Operating Expenses
Fuel and purchased power — utility	483	437	996	852
Operation and maintenance	395	369	791	712
Depreciation and amortization	414	376	814	754
Taxes other than income	99	88	202	182
Asset (gains) losses and impairments, net	—	—	2	—
	1,391	1,270	2,805	2,500
Operating Income	360	412	663	636

Other (Income) and Deductions
Interest expense	157	137	302	269
Interest income	(4)	(2)	(7)	(3)
Non-operating retirement benefits, net	(2)	(2)	(3)	(3)
Other income	(59)	(42)	(113)	(78)
Other expenses	14	14	32	26
	106	105	211	211
Income Before Income Taxes	254	307	452	425

Income Tax Benefit	(12)	(11)	(29)	(14)

Net Income	$266	$318	$481	$439

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net Income	$266	$318	$481	$439
Other comprehensive income	—	—	—	—
Comprehensive Income	$266	$318	$481	$439

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2026	2025
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$5	$81
Restricted cash	42	42
Accounts receivable (less allowance for doubtful accounts of $46 and $41, respectively)
Customer	919	805
Affiliates	2	2
Other	159	55
Inventories
Fuel	133	114
Materials and supplies	663	678
Notes receivable
Other	16	—
Regulatory assets	223	158
Other	110	116
	2,272	2,051
Investments
Nuclear decommissioning trust funds	2,756	2,552
Other	78	72
	2,834	2,624
Property
Property, plant, and equipment	35,610	33,807
Accumulated depreciation and amortization	(8,428)	(8,239)
	27,182	25,568
Other Assets
Regulatory assets	7,051	6,821
Securitized regulatory assets	582	619
Prepaid postretirement costs — affiliates	492	463
Operating lease right-of-use assets	228	237
Other	617	607
	8,970	8,747
Total Assets	$41,258	$38,990

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2026	2025
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$94	$71
Other	985	839
Accrued interest	163	135
Current portion long-term debt, including securitization bonds and finance leases	937	754
Regulatory liabilities	30	63
Short-term borrowings
Affiliates	783	—
Other	—	652
Operating lease liabilities	29	27
Other	222	228
	3,243	2,769
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	13,138	11,852
Securitization bonds	542	561
Finance lease liabilities	3	6
	13,683	12,419
Other Liabilities
Deferred income taxes	3,830	3,812
Regulatory liabilities	1,874	1,798
Asset retirement obligations	4,451	4,217
Unamortized investment tax credit	501	402
Nuclear decommissioning	440	405
Accrued pension liability — affiliates	238	245
Accrued postretirement liability — affiliates	232	237
Operating lease liabilities	195	206
Other	145	66
	11,906	11,388
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	8,949	8,949
Retained earnings	3,477	3,465
Total Shareholder’s Equity	12,426	12,414
Total Liabilities and Shareholder’s Equity	$41,258	$38,990

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In millions)
Operating Activities
Net Income	$481	$439
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	814	754
Nuclear fuel amortization	19	33
Allowance for equity funds used during construction	(68)	(46)
Deferred income taxes	(35)	(27)
Asset (gains) losses and impairments, net	2	—
Changes in assets and liabilities:
Accounts receivable, net	(226)	(149)
Inventories	(4)	(76)
Accounts payable	103	87
Prepaid postretirement benefit costs — affiliates	(29)	(26)
Accrued pension liability — affiliates	(7)	(7)
Accrued postretirement liability — affiliates	(5)	(4)
Regulatory assets and liabilities	207	109
Other current and noncurrent assets and liabilities	(45)	(56)
Net cash from operating activities	1,207	1,031
Investing Activities
Plant and equipment expenditures	(2,343)	(1,535)
Proceeds from sale of nuclear decommissioning trust fund assets	475	371
Investment in nuclear decommissioning trust funds	(477)	(373)
Investment in notes receivable	(14)	(39)
Notes receivable to (from) affiliates	—	42
Other	(18)	(30)
Net cash used for investing activities	(2,377)	(1,564)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,581	1,291
Redemption of long-term debt	(137)	(385)
Short-term borrowings, net — affiliates	783	120
Short-term borrowings, net — other	(652)	(69)
Dividends paid on common stock	(469)	(423)
Other	(12)	(11)
Net cash from financing activities	1,094	523
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(76)	(10)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	123	59
Cash, Cash Equivalents, and Restricted Cash at End of Period	$47	$49

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$550	$313

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2025	138,632	$1,386	$7,563	$3,465	$12,414
Net Income	—	—	—	215	215
Dividends declared on common stock	—	—	—	(235)	(235)
Balance, March 31, 2026	138,632	$1,386	$7,563	$3,445	$12,394
Net Income	—	—	—	266	266
Dividends declared on common stock	—	—	—	(234)	(234)
Balance, June 30, 2026	138,632	$1,386	$7,563	$3,477	$12,426

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	121	121
Dividends declared on common stock	—	—	—	(211)	(211)
Balance, March 31, 2025	138,632	$1,386	$6,609	$3,069	$11,064
Net Income	—	—	—	318	318
Dividends declared on common stock	—	—	—	(212)	(212)
Balance, June 30, 2025	138,632	$1,386	$6,609	$3,175	$11,170

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2026, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2026, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
DTE Electric also has variable interests in VIEs through long-term battery storage tolling contracts which will be accounted for as leases. As of June 30, 2026, there are no assets or liabilities in DTE Electric's Consolidated Statements of Financial Position that are related to the battery storage tolling contracts as lease commencement has not yet occurred. DTE Electric has not provided any significant form of financial support associated with the battery storage tolling contracts. Upon lease commencement, DTE Electric will have right-of-use assets and lease liabilities. Refer to Note 11 to the Consolidated Financial Statements, "Leases," for additional information on the battery storage tolling contracts. DTE Electric does not have additional potential exposure to loss beyond such right-of-use assets and lease liabilities.

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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2026 and December 31, 2025. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.
Amounts for the Registrants' consolidated VIEs are as follows:

	June 30, 2026		December 31, 2025
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$3	$—	$5	$—
Restricted cash	42	42	42	42
Accounts receivable	12	7	10	6
Securitized regulatory assets	582	582	619	619
Notes receivable(a)	64	—	68	—
Other current and long-term assets	1	—	1	—
	$704	$631	$745	$667

LIABILITIES
Accrued interest	$11	$11	$11	$11
Regulatory liabilities — current	24	24	23	23
Securitization bonds(b)	599	599	636	636
Other current and long-term liabilities	2	—	4	—
	$636	$634	$674	$670
_______________________________________
(a)At both June 30, 2026 and December 31, 2025, Notes receivable includes $2 million, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $57 million and $75 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for both the periods ended June 30, 2026 and December 31, 2025, respectively.
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $51 million and $63 million at June 30, 2026 and December 31, 2025, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Allowance for equity funds used during construction	$35	$22	$70	$46
Contract services	12	11	29	20
Investment income(a)	9	7	10	8
Equity earnings of equity method investees	4	4	7	11
Other	6	5	9	8
	$66	$49	$125	$93
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Allowance for equity funds used during construction	$34	$22	$68	$46
Contract services	13	11	29	20
Investment income(a)	8	6	9	7
Other	4	3	7	5
	$59	$42	$113	$78
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and six months ended June 30, 2026 and 2025, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	3.9	4.2	5.1	4.2
Investment tax credits	(20.9)	(13.7)	(27.2)	(13.2)
Production tax credits	(13.8)	(10.2)	(17.1)	(10.4)
TCJA regulatory liability amortization	(4.8)	(4.8)	(5.9)	(4.6)
AFUDC equity	(2.1)	(2.0)	(2.9)	(1.6)
Nondeductible EES Coke penalty(a)	—	—	4.3	—
Enactment of Illinois income tax legislation, net of federal benefit	—	5.9	—	2.1
Other	(0.3)	—	(0.3)	(0.1)
Effective income tax rate	(17.0)%	0.4%	(23.0)%	(2.6)%
_______________________________________
(a)For further discussion of the EES Coke legal matter, see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies."

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.4	5.6	5.5	5.6
Investment tax credits	(18.6)	(16.3)	(19.9)	(16.2)
Production tax credits	(6.1)	(6.6)	(6.2)	(6.8)
TCJA regulatory liability amortization	(4.0)	(4.7)	(4.1)	(4.6)
AFUDC equity	(2.2)	(2.1)	(2.4)	(2.0)
Other	(0.2)	(0.3)	(0.3)	(0.3)
Effective income tax rate	(4.7)%	(3.4)%	(6.4)%	(3.3)%
DTE Electric had federal income tax payables with DTE Energy of $1 million at December 31, 2025. Income tax payables with DTE Energy are included in Accounts payable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.

Unrecognized Compensation Costs
As of June 30, 2026, DTE Energy had $102 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $11 million and $9 million for the three months ended June 30, 2026 and 2025, respectively, while such allocation was $24 million and $19 million for the six months ended June 30, 2026 and 2025, respectively.

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
The following represents the Registrants' financing receivables by year of origination as determined by the date the original agreement was executed, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2026.

	DTE Energy
	Year of Origination
	2026	2025	2024 and Prior	Total
	(In millions)
Notes receivable
Internal grade 1	$38	$247	$30	$315
Internal grade 2	2	14	1,268	1,284
Total notes receivable(a)	$40	$261	$1,298	$1,599

Net investment in leases
Internal grade 1	$—	$—	$34	$34
Internal grade 2	—	—	1	1
Total net investment in leases(a)	$—	$—	$35	$35
_______________________________________
(a)The current portion is included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

	DTE Electric
	Year of Origination
	2026	2025	2024 and Prior	Total
	(In millions)
Note receivable — Internal grade 1(a)	$14	$247	$27	$288
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2026	$59	$3	$62	$41
Current period provision	58	—	58	30
Write-offs charged against allowance	(56)	—	(56)	(38)
Recoveries of amounts previously written off	19	—	19	13
Ending reserve balance, June 30, 2026	$80	$3	$83	$46
_______________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2025	$69	$3	$72	$46
Current period provision	69	—	69	44
Write-offs charged against allowance	(116)	—	(116)	(74)
Recoveries of amounts previously written off	37	—	37	25
Ending reserve balance, December 31, 2025	$59	$3	$62	$41
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
DTE Energy	$31	$20	$58	$46
DTE Electric	$17	$13	$30	$23
There are no material amounts of past due financing receivables for the Registrants as of June 30, 2026.

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
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update provide recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The ASU is effective for the Registrants for annual periods beginning after December 15, 2027. The guidance will be applied on a retrospective basis as required by the ASU. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Electric(a)
Residential	$817	$733	$1,597	$1,453
Commercial	629	536	1,201	1,065
Industrial	200	164	367	324
Other(b)	129	253	354	303
Total Electric operating revenues	$1,775	$1,686	$3,519	$3,145

Gas
Gas sales	$225	$229	$920	$921
End User Transportation	53	51	144	142
Intermediate Transportation	16	16	55	47
Other(b)	21	20	128	82
Total Gas operating revenues	$315	$316	$1,247	$1,192

Other segment operating revenues
DTE Vantage	$200	$169	$427	$357
Energy Trading	$1,153	$1,324	$3,504	$3,350
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $24 million and $4 million of Other revenues related to DTE Sustainable Generation for the three months ended June 30, 2026 and 2025, respectively, and $51 million and $9 million for the six months ended June 30, 2026 and 2025, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment, and interconnection sales in the Electric segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Electric — Alternative Revenue Programs	$2	$—	$3	$1
Electric — Other revenues	$6	$5	$18	$10
Gas — Other revenues	$4	$4	$8	$7
DTE Vantage — Leases	$14	$14	$26	$29
Energy Trading — Derivatives	$791	$966	$2,403	$2,465
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Beginning Balance, January 1	$170	$138
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	106	109
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(77)	(45)
Ending Balance, June 30	$199	$202

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2026	$153
2027	45
2028	1
2029	—
2030	—
2031 and thereafter	—
$199
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2026	$98	$7
2027	206	1
2028	147	—
2029	119	—
2030	100	—
2031 and thereafter	316	—
	$986	$8

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
2026 Securitization Filing
On May 8, 2026, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $601 million of qualified costs primarily related to the net book value of the Belle River generating plant and tree trimming surge program costs. The filing requests recovery of these qualifying costs from DTE Electric's customers. A final MPSC order is expected by August 2026.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$282	$229	$529	$674
Less: Allocation of earnings to net restricted stock awards	2	1	2	2
Net income available to common shareholders — basic	$280	$228	$527	$672

Average number of common shares outstanding — basic	208	207	208	207

Basic Earnings per Common Share	$1.35	$1.10	$2.54	$3.25

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$282	$229	$529	$674
Less: Allocation of earnings to net restricted stock awards	2	1	2	2
Net income available to common shareholders — diluted	$280	$228	$527	$672

Average number of common shares outstanding — basic	208	207	208	207
Average number of common shares outstanding — diluted	208	207	208	207

Diluted Earnings per Common Share	$1.35	$1.10	$2.53	$3.24

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2026 and December 31, 2025. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2026						December 31, 2025
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(c)	$12	$—	$—	$—	$—	$12	$176	$—	$—	$—	$—	$176
Nuclear decommissioning trusts
Equity securities	1,036	—	—	248	—	1,284	987	—	—	201	—	1,188
Fixed income securities	161	507	—	138	—	806	133	460	—	133	—	726
Private equity and other	—	—	—	378	—	378	—	—	—	358	—	358
Hedge funds and similar investments	237	18	—	—	—	255	228	17	—	—	—	245
Cash equivalents	33	—	—	—	—	33	35	—	—	—	—	35
Other investments(d)
Equity securities	93	—	—	—	—	93	84	—	—	—	—	84
Fixed income securities	10	2	—	—	—	12	9	2	—	—	—	11
Cash equivalents	38	—	—	—	—	38	38	—	—	—	—	38
Derivative assets
Commodity contracts(e)
Natural gas	159	40	94	—	(176)	117	207	56	109	—	(235)	137
Electricity	318	265	26	—	(489)	120	127	115	33	—	(194)	81
Environmental & Other	14	47	23	—	(61)	23	—	46	11	—	(46)	11
Other contracts	—	15	—	—	—	15	—	3	—	—	—	3
Total derivative assets	491	367	143	—	(726)	275	334	220	153	—	(475)	232
Total	$2,111	$894	$143	$764	$(726)	$3,186	$2,024	$699	$153	$692	$(475)	$3,093

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(220)	$(18)	$(75)	$—	$240	$(73)	$(196)	$(51)	$(82)	$—	$227	$(102)
Electricity	(270)	(138)	(170)	—	444	(134)	(124)	(59)	(52)	—	186	(49)
Environmental & Other	(16)	(33)	—	—	49	—	(1)	(31)	—	—	32	—
Other contracts	—	(1)	—	—	—	(1)	—	(1)	—	—	—	(1)
Total	$(506)	$(190)	$(245)	$—	$733	$(208)	$(321)	$(142)	$(134)	$—	$445	$(152)
Net Assets (Liabilities) at end of period	$1,605	$704	$(102)	$764	$7	$2,978	$1,703	$557	$19	$692	$(30)	$2,941
Assets
Current	$412	$278	$89	$—	$(582)	$197	$426	$130	$102	$—	$(339)	$319
Noncurrent	1,699	616	54	764	(144)	2,989	1,598	569	51	692	(136)	2,774
Total Assets	$2,111	$894	$143	$764	$(726)	$3,186	$2,024	$699	$153	$692	$(475)	$3,093
Liabilities
Current	$(405)	$(150)	$(184)	$—	$582	$(157)	$(240)	$(106)	$(67)	$—	$327	$(86)
Noncurrent	(101)	(40)	(61)	—	151	(51)	(81)	(36)	(67)	—	118	(66)
Total Liabilities	$(506)	$(190)	$(245)	$—	$733	$(208)	$(321)	$(142)	$(134)	$—	$445	$(152)
Net Assets (Liabilities) at end of period	$1,605	$704	$(102)	$764	$7	$2,978	$1,703	$557	$19	$692	$(30)	$2,941
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $10 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at both June 30, 2026 and December 31, 2025. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(b)	$10	$—	$—	$—	$10	$83	$—	$—	$—	$83
Nuclear decommissioning trusts
Equity securities	1,036	—	—	248	1,284	987	—	—	201	1,188
Fixed income securities	161	507	—	138	806	133	460	—	133	726
Private equity and other	—	—	—	378	378	—	—	—	358	358
Hedge funds and similar investments	237	18	—	—	255	228	17	—	—	245
Cash equivalents	33	—	—	—	33	35	—	—	—	35
Other investments
Equity securities	36	—	—	—	36	33	—	—	—	33
Fixed income securities	—	2	—	—	2	—	2	—	—	2
Cash equivalents	27	—	—	—	27	26	—	—	—	26
Derivative assets — FTRs	—	—	23	—	23	—	—	11	—	11
Total	$1,540	$527	$23	$764	$2,854	$1,525	$479	$11	$692	$2,707

Assets
Current	$10	$—	$23	$—	$33	$83	$—	$11	$—	$94
Noncurrent	1,530	527	—	764	2,821	1,442	479	—	692	2,613
Total Assets	$1,540	$527	$23	$764	$2,854	$1,525	$479	$11	$692	$2,707
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $10 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at both June 30, 2026 and December 31, 2025. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $170 million and $179 million as of June 30, 2026 and December 31, 2025, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$20	$(93)	$4	$(69)	$—	$(91)	$2	$(89)
Transfers into Level 3 from Level 2	—	—	—	—	2		—	2
Total gains (losses)
Included in earnings(a)	19	45	5	69	(20)	182	2	164
Recorded in Regulatory liabilities	—	—	24	24	—	—	28	28
Purchases, issuances, and settlements
Settlements	(20)	(96)	(10)	(126)	9	(99)	(1)	(91)
Net Assets (Liabilities) as of June 30	$19	$(144)	$23	$(102)	$(9)	$(8)	$31	$14
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$9	$(54)	$—	$(45)	$(11)	$72	$2	$63
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$—	$—	$—	$—	$30	$30
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$27	$(19)	$11	$19	$(18)	$24	$7	$13
Transfers into Level 3 from Level 2	—	—	—	—	4	—	—	4
Transfers from Level 3 into Level 2	—	—	—	—	—	—	2	2
Total gains (losses)
Included in earnings(a)	(53)	(40)	7	(86)	(43)	146	2	105
Recorded in Regulatory liabilities	—	—	21	21	—	—	26	26
Purchases, issuances, and settlements
Settlements	45	(85)	(16)	(56)	48	(178)	(6)	(136)
Net Assets (Liabilities) as of June 30	$19	$(144)	$23	$(102)	$(9)	$(8)	$31	$14
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30(a)	$8	$(106)	$—	$(98)	$(21)	$(7)	$1	$(27)
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$—	$—	$—	$—	$—	$30	$30
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net Assets as of beginning of period	$4	$3	$11	$9
Total gains recorded in Regulatory liabilities	24	28	21	26
Purchases, issuances, and settlements
Settlements	(5)	(1)	(9)	(5)
Net Assets as of June 30	$23	$30	$23	$30
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30	$—	$30	$—	$30
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and six months ended June 30, 2026 and 2025.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2026
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$94	$(75)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.11)	—	$4.61	/MMBtu	$(0.17)	/MMBtu
Electricity	$26	$(170)	Discounted Cash Flow	Forward basis price (per MWh)	$(55.16)	—	$55.25	/MWh	$(13.74)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$109	$(82)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.35)	—	$9.33	/MMBtu	$(0.13)	/MMBtu
Electricity	$33	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(21.82)	—	$17.79	/MWh	$(5.58)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$1,597	$—	$—	$1,604	$1,453	$—	$—	$1,482
Short-term borrowings	$—	$—	$—	$—	$882	$—	$882	$—
Notes payable(b)	$23	$—	$—	$23	$28	$—	$—	$28
Long-term debt(c)	$27,569	$1,241	$23,628	$1,087	$25,123	$1,285	$21,204	$1,351
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$288	$—	$—	$311	$274	$—	$—	$289
Short-term borrowings — Affiliates	$783	$—	$—	$783	$—	$—	$—	$—
Short-term borrowings — Other	$—	$—	$—	$—	$652	$—	$652	$—
Notes payable(b)	$16	$—	$—	$16	$24	$—	$—	$24
Long-term debt(c)	$14,614	$—	$13,453	$—	$13,165	$—	$12,048	$131
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2026	December 31, 2025
	(In millions)
Fermi 2	$2,724	$2,523
Fermi 1	3	3
Low-level radioactive waste	29	26
	$2,756	$2,552
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Realized gains	$53	$5	$75	$13
Realized losses	$(5)	$(9)	$(13)	$(17)
Proceeds from sale of securities	$262	$232	$475	$371
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2026			December 31, 2025
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,284	$854	$(7)	$1,188	$742	$(10)
Fixed income securities	806	27	(18)	726	25	(17)
Private equity and other	378	129	(9)	358	125	(7)
Hedge funds and similar investments	255	10	(8)	245	8	(6)
Cash equivalents	33	—	—	35	—	—
	$2,756	$1,020	$(42)	$2,552	$900	$(40)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2026
(In millions)
Due within one year	$9
Due after one through five years	113
Due after five through ten years	141
Due after ten years	405
$668
Fixed income securities held in nuclear decommissioning trust funds include $138 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At June 30, 2026 and December 31, 2025, DTE Energy securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and six months ended June 30, 2026 and 2025.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2026 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$14	$—	$3	$—
Foreign currency exchange contracts	—	—	—	(1)
Total derivatives designated as hedging instruments	$14	$—	$3	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$293	$(313)	$372	$(329)
Electricity	609	(578)	275	(235)
Environmental & Other	84	(49)	57	(32)
Foreign currency exchange contracts	1	(1)	—	—
Total derivatives not designated as hedging instruments	$987	$(941)	$704	$(596)

Current	$767	$(739)	$482	$(413)
Noncurrent	234	(202)	225	(184)
Total derivatives	$1,001	$(941)	$707	$(597)
The fair value of derivative instruments at DTE Electric was $23 million and $11 million at June 30, 2026 and December 31, 2025, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $5 million and $2 million issued and outstanding at June 30, 2026 and December 31, 2025 respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $19 million at June 30, 2026 and $17 million at December 31, 2025. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	June 30, 2026	December 31, 2025
	(In millions)
Cash collateral netted against Derivative assets	$(27)	$(35)
Cash collateral netted against Derivative liabilities	34	5
Cash collateral recorded in Accounts receivable(a)	43	20
Cash collateral recorded in Accounts payable(a)	(5)	(28)
Total net cash collateral posted (received)	$45	$(38)
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2026			December 31, 2025
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$293	$(176)	$117	$372	$(235)	$137
Electricity	608	(489)	119	275	(194)	81
Environmental & Other	85	(61)	24	57	(46)	11
Interest rate contracts	14	—	14	3	—	3
Foreign currency exchange contracts	1	—	1	—	—	—
Total derivative assets	$1,001	$(726)	$275	$707	$(475)	$232

Derivative liabilities
Commodity contracts(a)
Natural gas	$(313)	$240	$(73)	$(329)	$227	$(102)
Electricity	(578)	444	(134)	(235)	186	(49)
Environmental & Other	(49)	49	—	(32)	32	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(941)	$733	$(208)	$(597)	$445	$(152)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2026				December 31, 2025
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$767	$234	$(739)	$(202)	$482	$225	$(413)	$(184)
Counterparty netting	(564)	(135)	564	135	(325)	(115)	325	115
Collateral adjustment	(18)	(9)	18	16	(14)	(21)	2	3
Total derivatives as reported	$185	$90	$(157)	$(51)	$143	$89	$(86)	$(66)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2026	2025	2026	2025
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(4)	$(10)	$(116)	$84
Natural gas	Fuel, purchased power, gas, and other — non-utility	30	(46)	55	(146)
Electricity	Operating Revenues — Non-utility operations	44	111	(9)	156
Environmental & Other	Operating Revenues — Non-utility operations	(6)	14	(2)	23
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	—	—	—
Total		$63	$69	$(72)	$117
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2026:

Commodity	Number of Units
Natural gas (MMBtu)	2,625,986,076
Electricity (MWh)	45,340,648
Foreign currency exchange ($ CAD)	63,581,485
FTR (MWh)	123,329
Renewable Energy Certificates (MWh)	13,325,517
Carbon emissions (Metric Tons)	768,229
Interest rate contracts ($ USD)	550,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2026, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $358 million.
As of June 30, 2026, DTE Energy had $870 million of derivatives in net liability positions, for which hard triggers exist. There is $32 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $698 million. The net remaining amount of $140 million is derived from the $358 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM FINANCINGS
Debt Issuances
Refer to the table below for debt issued through June 30, 2026:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	4.85%	2036	$800
DTE Electric	February	Mortgage Bonds(a)	5.55%	2056	800
DTE Energy	June	Junior Subordinated Debentures(b)	6.20%	2058	1,000
					$2,600
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings and for other general corporate purposes.
Debt Redemptions
Refer to the table below for debt redeemed through June 30, 2026:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	5.97%	2026	$16
DTE Electric	June	Mortgage Bonds	3.77%	2026	100
DTE Electric	June	Securitization Bonds	2.64%	2026	21
					$137
Equity At-the-Market Program
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an at-the-market program, including an equity forward sales component. During the first quarter of 2026, DTE Energy entered into equity forward sale agreements for approximately 2.5 million shares at a weighted average forward price of $144.41, which includes expected sales commissions. During the second quarter of 2026, DTE Energy entered into equity forward sale agreements for approximately 1.2 million shares at a weighted average forward price of $141.96, which includes expected sales commissions. There were no issuances under the ATM program for the three and six months ended June 30, 2026.
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
No amounts have been or will be recorded on DTE Energy's Consolidated Financial Statements until settlements of the equity forward sale agreements occur. The initial forward sale prices are subject to daily adjustments prior to settlement. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. There was no material earnings per share impact for the three and six months ended June 30, 2026.
Energy Dominance Financing Program
In June 2026, the U.S. Department of Energy's Office granted a $1.6 billion loan to DTE Gas to support modernization of DTE Gas' natural gas infrastructure under the Energy Dominance Financing program (EDF). There have been no draws on this loan as of June 30, 2026.

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2026, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.67 to 1, 0.54 to 1, and 0.49 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of June 30, 2026 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2030	$1,500	$1,000	$300	$2,800
Unsecured letter of credit facility, expiring May 2028(a)	200	—	—	200
Unsecured letter of credit facility, expiring February 2027	200	—	—	200
Unsecured letter of credit facilities, expiring June 2028	225	—	—	225
Unsecured letter of credit facility(b)	—	75	—	75
Unsecured letter of credit facilities, expiring December 2026	—	150	—	150
Unsecured letter of credit facility(b)	—	225	—	225
Unsecured letter of credit facility(c)	—	150	—	150
	2,125	1,600	300	4,025
Amounts outstanding at June 30, 2026
Letters of credit	516	567	—	1,083
	516	567	—	1,083
Net availability at June 30, 2026	$1,609	$1,033	$300	$2,942
_______________________________________
(a)Uncommitted letter of credit facility.
(b)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration. DTE Energy may also utilize availability under this facility.
(c)Uncommitted letter of credit facility with automatic renewal provision and therefore no expiration.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At June 30, 2026, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $84 million and $94 million at June 30, 2026 and December 31, 2025, respectively, and were fully offset by posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 11 — LEASES
Lessee
As of June 30, 2026, DTE Electric has entered into various energy storage agreements that represent leases, but have not yet commenced; thus, no right-of use assets and lease liabilities have been recorded. The expected total consideration paid for these agreements will approximate $2.4 billion over the terms of the agreements. The leases will begin commencement during the second quarter of 2027 through the fourth quarter of 2028, with lease terms expiring through the fourth quarter of 2048.
Lessor
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fixed payments	$3	$3	$7	$7
Variable payments	11	11	19	22
	$14	$14	$26	$29

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
Water — In response to EPA regulations and in accordance with the Clean Water Act section 316(b), DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. A final rule became effective in October 2014, which required studies to be completed and submitted as part of the NPDES permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has submitted all required reports. Final compliance for the installation of any required technology to reduce the impacts of water intake structures will be determined by the state on a case by case, site specific basis.

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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2026 and December 31, 2025, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. The D.C. Circuit Court has held the pending litigation in abeyance to accommodate the EPA's reconsideration of the rule. The current cost estimate to comply with the revised rule is approximately $420 million as of June 30, 2026, and is recorded to Asset retirement obligations. The estimate will continue to be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs. In April 2026, the EPA published a proposed rule to amend certain legacy CCR surface impoundments and CCR management unit provisions. The effective date and extent of any final revisions are unknown.
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
The EPA continues to update and revise the ELG and re-establish technology-based standards applicable to wastewaters created at facilities with an electrical generating unit. Each revision establishes new applicability dates.
The ELGs provide additional compliance opportunities with compliance subcategories that allow cessation of coal as a compliance option. In addition to cessation of coal, the ELGs established the Voluntary Incentives Program (VIP) for FGD wastewater compliance only. If a facility applies for the VIP, they must meet more stringent standards, but are allowed an extended time period to meet the compliance requirements by December 1, 2028. Changes to the ELGs in 2020 provided new opportunities for DTE Electric to evaluate existing ELG compliance strategies and make any necessary adjustments to ensure full compliance with the ELGs in a cost-effective manner.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Compliance schedules for individual facilities and individual waste streams are determined through issuance of new NPDES permits by the state of Michigan. The state of Michigan issued an NPDES permit for the Belle River power plant establishing compliance deadlines based on the 2020 ELG changes. On October 11, 2021, DTE Electric submitted a Notice of Planned Participation (NOPP) to the state of Michigan that formally announced the intent to pursue compliance subcategories as ELG compliance options: the cessation of coal at the Belle River power plant no later than December 31, 2028 and the VIP for FGD wastewater at Monroe power plant by December 31, 2028.
DTE Electric's compliance strategy includes the conversion of the two generating units at the Belle River power plant to a natural gas peaking resource. One unit is nearing completion of conversion with the second unit expected to be complete by the end of 2026. DTE Electric committed to the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant to retire in 2028. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032.
DTE Electric continues to evaluate compliance strategies, technologies and system designs to achieve compliance with the EPA rules at the Monroe power plant in accordance with the VIP subcategory for FGD for Monroe's generating units 1 and 2. Additionally, DTE Electric is evaluating compliance strategies and options to address new requirement and deadlines for other wastewater streams impacted by recent ELG rule revisions that could impact both Belle River Power Plant and Sibley Quarry.
DTE Electric currently estimates the impact of the CCR and ELG rules to be $369 million of capital expenditures through 2030. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. At June 30, 2026 and December 31, 2025, DTE Gas had $25 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. The EPA filed a motion for partial summary judgment on liability that was granted by the trial court on August 25, 2025. EES Coke sought certification for an interlocutory appeal to the Sixth Circuit Court of Appeals, which was denied on September 12, 2025. Trial was held on remedies and parent liability, and concluded on September 29, 2025. Final briefs were submitted in the case on December 5, 2025. On February 17, 2026, the trial court issued an order imposing a $100 million civil penalty on the defendants, including DTE Energy. The court also ordered the defendants to seek a permit for the installation of pollution controls and to establish and fund an action committee for community air quality improvement projects for an additional $20 million. DTE Energy accrued $112 million during the first quarter of 2026 to bring the total accrual for the order to $120 million as of June 30, 2026. The defendants will appeal this judgment and cannot predict the final outcome or additional financial impact of this matter.
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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2026 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $64 million at June 30, 2026. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2026, DTE Energy had $377 million of performance bonds outstanding, including $272 million for DTE Electric. Performance bonds are not individually material, except for $91 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,700 represented employees, including DTE Electric's approximately 2,550 represented employees. This represents 49% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 72% have contracts expiring within one year for DTE Energy. Approximately 99% of the represented employees have contracts expiring within one year for DTE Electric.
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
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. The motion to dismiss the complaint was denied. The case against TAES went to trial before a jury and in December 2025, a jury returned a verdict in DTE Electric and Consumers' favor finding TAES breached its warranties and other contractual duties in overhauling Ludington. The jury awarded damages for TAES's breaches of contract, as well as liquidated damages for late completion of work. The jury rejected TAES' affirmative defenses and counterclaim. TAES is pursuing post judgment relief and is anticipated to appeal. DTE Electric cannot predict the financial impact or outcome of this matter.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(In millions)
Three Months Ended June 30,
Service cost	$12	$12	$3	$3
Interest cost	52	54	15	16
Expected return on plan assets	(71)	(72)	(30)	(30)
Amortization of:
Net actuarial loss	25	22	1	1
Prior service credit	(1)	—	—	—
Net periodic benefit cost (credit)	$17	$16	$(11)	$(10)

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025

Six Months Ended June 30,
Service cost	$25	$24	$7	$7
Interest cost	105	108	30	31
Expected return on plan assets	(143)	(145)	(60)	(59)
Amortization of:
Net actuarial loss	49	44	1	1
Prior service credit	(1)	—	—	—
Net periodic benefit cost (credit)	$35	$31	$(22)	$(20)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, and capital expenditures were costs of $15 million and $13 million for the three months ended June 30, 2026 and 2025, respectively, and $30 million and $27 million for the six months ended June 30, 2026 and 2025, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Service cost	$2	$3	$5	$6
Interest cost	12	11	23	23
Expected return on plan assets	(19)	(19)	(39)	(38)
Amortization of:
Net actuarial gain	(1)	—	(2)	(1)
Net periodic benefit credit	$(6)	$(5)	$(13)	$(10)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Electric segment(a)	$16	$17	$35	$36
Gas segment	6	4	14	8
DTE Vantage segment	13	11	49	51
Energy Trading segment	39	44	89	90
	$74	$76	$187	$185
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $1 million for both the three months ended June 30, 2026 and 2025 and $2 million for both the six months ended June 30, 2026 and 2025.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Profit (loss) financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Three months ended June 30, 2026
Operating Revenues — Utility operations	$1,751	315	—	—	$2,066	—	(22)	$2,044
Operating Revenues — Non-utility operations	$24	—	200	1,153	$1,377	—	(52)	$1,325
Depreciation and amortization	$423	59	15	1	$498	—	—	$498
Interest expense	$159	35	7	3	$204	117	(20)	$301
Interest income	$(4)	(3)	(26)	(1)	$(34)	(19)	20	$(33)
Equity earnings of equity method investees	$—	—	4	—	$4	—	—	$4
Other segment items (pre-tax)(b)	$937	229	176	1,085	$2,427	5	(74)	$2,358
Income Tax Expense (Benefit)	$(10)	(1)	(21)	16	$(16)	(25)	—	$(41)
Net Income (Loss) Attributable to DTE Energy Company	$270	(4)	45	49	$360	(78)	—	$282

Three months ended June 30, 2025
Operating Revenues — Utility operations	$1,682	316	—	—	$1,998	—	(19)	$1,979
Operating Revenues — Non-utility operations	$4	—	169	1,324	$1,497	—	(57)	$1,440
Depreciation and amortization	$380	55	14	2	$451	—	—	$451
Interest expense	$138	32	8	2	$180	99	(23)	$256
Interest income	$(2)	(4)	(21)	(2)	$(29)	(19)	23	$(25)
Equity earnings (losses) of equity method investees	$—	1	4	—	$5	(1)	—	$4
Other segment items (pre-tax)(b)	$862	224	146	1,343	$2,575	4	(76)	$2,503
Income Tax Expense (Benefit)	$(10)	2	(13)	(5)	$(26)	27	—	$1
Net Income (Loss) Attributable to DTE Energy Company	$318	6	31	(16)	$339	(110)	—	$229
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Six months ended June 30, 2026
Operating Revenues — Utility operations	$3,468	1,247	—	—	$4,715	—	(48)	$4,667
Operating Revenues — Non-utility operations	$51	—	427	3,504	$3,982	—	(139)	$3,843
Depreciation and amortization	$832	117	30	2	$981	—	—	$981
Interest expense	$306	70	14	9	$399	234	(39)	$594
Interest income	$(7)	(4)	(51)	(4)	$(66)	(37)	39	$(64)
Equity earnings of equity method investees	$—	1	6	—	$7	—	—	$7
Other segment items (pre-tax)(b)	$1,926	795	487	3,536	$6,744	5	(187)	$6,562
Income Tax Expense (Benefit)	$(26)	62	(45)	(10)	$(19)	(80)	—	$(99)
Net Income (Loss) Attributable to DTE Energy Company	$488	206	(14)	(29)	$651	(122)	—	$529

Six months ended June 30, 2025
Operating Revenues — Utility operations	$3,136	1,192	—	—	$4,328	—	(42)	$4,286
Operating Revenues — Non-utility operations	$9	—	357	3,350	$3,716	—	(143)	$3,573
Depreciation and amortization	$762	109	29	3	$903	—	—	$903
Interest expense	$271	64	16	4	$355	193	(42)	$506
Interest income	$(4)	(6)	(41)	(5)	$(56)	(34)	42	$(48)
Equity earnings (losses) of equity method investees	$—	1	11	—	$12	(1)	—	$11
Other segment items (pre-tax)(b)	$1,688	747	293	3,280	$6,008	7	(185)	$5,830
Income Tax Expense (Benefit)	$(13)	65	(21)	17	$48	(65)	—	$(17)
Net Income (Loss) Attributable to DTE Energy Company	$441	212	70	51	$774	(100)	—	$674
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
Other financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
June 30, 2026
Investment in equity method investees	$4	19	78	—	$101	11	—	$112
Capital expenditures and acquisitions	$2,341	348	30	2	$2,721	—	—	$2,721
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$41,614	9,079	2,588	1,076	$54,357	6,069	(4,192)	$56,234

December 31, 2025
Investment in equity method investees	$4	19	77	—	$100	22	—	$122
Capital expenditures and acquisitions	$3,892	661	80	6	$4,639	—	—	$4,639
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$39,370	8,987	2,426	1,313	$52,096	5,145	(3,175)	$54,066
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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$282	$229	$529	$674
Diluted Earnings per Common Share	$1.35	$1.10	$2.53	$3.24
The increase in Net Income Attributable to DTE Energy Company for the three months ended June 30, 2026 was primarily due to higher earnings in the Energy Trading segment and Corporate and Other, partially offset by lower earnings in the Electric segment. The decrease for the six-month period was primarily due to lower earnings in the DTE Vantage and Energy Trading segments, and Corporate and Other, partially offset by higher earnings in the Electric segment.
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
Additionally, as a result of legislation passed by the state of Michigan in 2023, DTE Energy will be required to meet a 100% clean energy portfolio standard by 2040. Clean energy sources include renewables, nuclear, and natural gas-fired plants equipped with a carbon capture and storage system that is at least 90% effective in reducing carbon emissions to the atmosphere. The legislation also requires 50% of an electric utility's energy to be generated from renewable sources by 2030 and 60% by 2035. DTE Energy is currently assessing the impacts of this legislation and will include updates in its next Integrated Resource Plan, currently planned for the third quarter of 2026, to comply with the new requirements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric segment	$270	$318	$488	$441
Gas segment	(4)	6	206	212
DTE Vantage segment	45	31	(14)	70
Energy Trading segment	49	(16)	(29)	51
Corporate and Other	(78)	(110)	(122)	(100)
Net Income Attributable to DTE Energy Company	$282	$229	$529	$674

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues
Utility operations	$1,751	$1,682	$3,468	$3,136
Non-utility operations	24	4	51	9
	1,775	1,686	3,519	3,145
Operating Expenses
Fuel and purchased power — utility	479	435	989	845
Fuel and purchased power — non-utility	5	—	18	—
Operation and maintenance	398	368	795	713
Depreciation and amortization	423	380	832	762
Taxes other than income	100	88	203	182
Asset (gains) losses and impairments, net	—	—	2	—
	1,405	1,271	2,839	2,502
Operating Income	370	415	680	643
Other (Income) and Deductions	110	107	218	215
Income Tax Benefit	(10)	(10)	(26)	(13)
Electric Segment Net Income Attributable to DTE Energy Company	$270	$318	$488	$441
Reconciliation of Electric Segment to DTE Electric Net Income	(4)	—	(7)	(2)
DTE Electric Net Income	$266	$318	$481	$439
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

Operating Revenues increased $89 million and $374 million in the three and six months ended June 30, 2026, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Power Supply Cost Recovery	$118	$173
Implementation of new rates	60	100
Regulatory Mechanism — RPS	(44)	54
Non-utility revenues(a)	20	42
Base sales / rate mix	25	27
Interconnection sales	(65)	(8)
Weather	(32)	(21)
Other regulatory mechanisms and other	7	7
	$89	$374
______________________________
(a)The increase was primarily due to the acquisition of a non-utility business by DTE Sustainable Generation during the third quarter 2025.
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands of MWh)
DTE Electric Sales
Residential	3,503	3,577	7,167	7,237
Commercial	3,909	3,912	7,778	7,798
Industrial	2,064	2,051	3,988	4,104
Other	39	42	89	95
	9,515	9,582	19,022	19,234
Interconnection sales	1,250	3,083	3,217	5,583
Total DTE Electric Sales	10,765	12,665	22,239	24,817

DTE Electric Deliveries
Retail and wholesale	9,515	9,582	19,022	19,234
Electric retail access	1,092	1,142	2,157	2,220
Total DTE Electric Sales and Deliveries	10,607	10,724	21,179	21,454
Fuel and purchased power — utility expense increased $44 million and $144 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was due to the following:

Three Months
(In millions)
Purchased power - higher prices and higher volumes primarily due to lower generation	$67
Higher transmission expenses	16
Gas - higher consumption partially offset by lower prices	7
Nuclear fuel - lower amortization due to refueling outage in 2026	(10)
Coal - lower consumption and prices	(37)
Other	1
$44

Six Months
(In millions)
Gas - higher consumption and prices	$116
Purchased power - higher prices and higher volumes primarily due to lower generation	98
Higher transmission expenses	26
Nuclear fuel - lower amortization due to refueling outage in 2026	(14)
Coal - lower consumption and prices	(84)
Other	2
$144
Fuel and purchased power — non-utility expense increased $5 million and $18 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to the Electric segment acquisition of non-utility assets in the third quarter of 2025.
Operation and maintenance expense increased $30 million and $82 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due to higher distribution operations expense of $8 million, higher benefits and other compensation of $7 million, higher EWR expense of $6 million, higher corporate support costs of $6 million, and higher uncollectible expense of $4 million. The increase in the six-month period was primarily due to higher distribution operations expense of $25 million, higher plant generation expense of $23 million, higher benefits and other compensation of $12 million, higher corporate support costs of $10 million, higher uncollectible expense of $7 million, and higher RPS expense of $6 million.
Depreciation and amortization expense increased $43 million and $70 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to higher depreciable base, including the 15-year amortization of the undepreciated Monroe plant balance which began in February 2025.
Taxes other than income increased $12 million and $21 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due to higher property taxes of $6 million and higher payroll taxes of $3 million. The increase in the six-month period was primarily due to higher property taxes of $13 million and higher payroll taxes of $5 million.
Other (Income) and Deductions increased $3 million in both the three and six months ended June 30, 2026. The increase in the second quarter was primarily due to higher net interest expense of $18 million, partially offset by higher AFUDC equity of $12 million and higher investment earnings of $3 million. The increase in the six-month period was primarily due to higher net interest expense of $30 million, partially offset by higher AFUDC equity of $23 million and higher investment earnings of $2 million.
Income Tax Benefit increased $13 million in the six months ended June 30, 2026. The change in the six-month period was primarily due to higher investment tax credits, partially offset by higher earnings.
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

On May 8, 2026, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $601 million of qualified costs primarily related to the net book value of the Belle River generating plant and tree trimming surge program costs. The filing requests recovery of these qualifying costs from DTE Electric's customers. A final MPSC order is expected by August 2026.

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Utility operations	$315	$316	$1,247	$1,192

Operating Expenses
Cost of gas — utility	38	45	416	376
Operation and maintenance	158	149	310	305
Depreciation and amortization	59	55	117	109
Taxes other than income	36	33	74	70
	291	282	917	860
Operating Income	24	34	330	332
Other (Income) and Deductions	29	26	62	55
Income Tax Expense (Benefit)	(1)	2	62	65
Net Income (Loss) Attributable to DTE Energy Company	$(4)	$6	$206	$212
Operating Revenues — Utility operations decreased $1 million and increased $55 million in the three and six months ended June 30, 2026, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The decrease in the second quarter and the increase in the six-month period were primarily due to:

	Three Months	Six Months
	(In millions)
Gas Cost Recovery	$(7)	$40
Infrastructure recovery mechanism	10	20
Midstream storage and transportation revenues	2	13
Weather	(6)	—
Normalized base sales	4	(6)
Regulatory mechanism — EWR	(4)	(10)
Other	—	(2)
	$(1)	$55
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Bcf)
Gas Markets
Gas sales	17	19	88	90
End-user transportation	36	32	88	80
	53	51	176	170
Intermediate transportation	137	139	289	303
Total	190	190	465	473

Cost of gas — utility expense decreased $7 million and increased $40 million in the three and six months ended June 30, 2026, respectively. The decrease in the second quarter was primarily due to lower cost of gas of $4 million and lower sales volumes of $3 million. The increase in the six-month period was primarily due to higher cost of gas of $48 million, partially offset by lower sales volumes of $8 million.
Operation and maintenance expense increased $9 million and $5 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due to higher uncollectible expense of $7 million and higher benefits and other compensation expense of $2 million. The increase in the six-month period was primarily due to higher uncollectible expense of $5 million, higher gas operations expense of $5 million, and higher benefits and other compensation expense of $4 million, partially offset by lower EWR expense of $9 million.
Depreciation and amortization expense increased $4 million and $8 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to higher depreciable base.
Taxes other than income increased $3 million and $4 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to higher property taxes.
Other (Income) and Deductions increased $3 million and $7 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to higher interest expense.
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

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Non-utility operations	$200	$169	$427	$357

Operating Expenses
Fuel, purchased power, and gas — non-utility	104	82	235	179
Operation and maintenance	76	70	254	130
Depreciation and amortization	15	14	30	29
Taxes other than income	3	4	9	9
Asset (gains) losses and impairments, net	1	(1)	1	(2)
	199	169	529	345
Operating Income (Loss)	1	—	(102)	12
Other (Income) and Deductions	(23)	(18)	(43)	(37)
Income Taxes
Expense	6	4	8	12
Tax credits	(27)	(17)	(53)	(33)
	(21)	(13)	(45)	(21)
Net Income (Loss) Attributable to DTE Energy Company	$45	$31	$(14)	$70
Operating Revenues — Non-utility operations increased $31 million and $70 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was due to the following:

	Three Months	Six Months
	(In millions)
Higher demand and prices in the Steel business	$25	$67
New project in the On-site business	3	6
Higher (lower) sales in the Renewables business	3	(5)
Other	—	2
	$31	$70
Fuel, purchased power, and gas — non-utility expense increased $22 million and $56 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to higher demand and prices in the Steel business.
Operation and maintenance expense increased $6 million and $124 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due to higher costs in the Steel business of $4 million. The increase in the six-month period was primarily due to additional litigation penalties in the Steel business relating to the EES Coke judgment of $112 million and higher costs in the On-site business of $4 million, Steel business of $3 million, and Renewables business of $3 million.
Other (Income) and Deductions increased $5 million and $6 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due higher interest income of $5 million associated with a new project in the On-site business. The increase in the six-month period was primarily due to higher interest income of $11 million associated with a new project in the On-site business, partially offset by lower equity earnings of $5 million in the Renewables business.

Income Taxes — Expense increased $2 million and decreased $4 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due to higher earnings. The decrease in the six-month period was primarily due to lower earnings, partially offset by the non-deductible portion of the EES Coke judgment.
Income Taxes — Tax credits increased $10 million and $20 million in the three and six months ended June 30, 2026, respectively. The increase in both periods was primarily due to higher production tax credits generated in the Renewables business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Non-utility operations	$1,153	$1,324	$3,504	$3,350

Operating Expenses
Purchased power, gas, and other — non-utility	1,054	1,320	3,481	3,226
Operation and maintenance	30	21	51	50
Depreciation and amortization	1	2	2	3
Taxes other than income	1	2	4	4
	1,086	1,345	3,538	3,283
Operating Income (Loss)	67	(21)	(34)	67
Other (Income) and Deductions	2	—	5	(1)
Income Tax Expense (Benefit)	16	(5)	(10)	17
Net Income (Loss) Attributable to DTE Energy Company	$49	$(16)	$(29)	$51
Operating Revenues — Non-utility operations decreased $171 million and increased $154 million in the three and six months ended June 30, 2026, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - ($201) primarily due to lower gas prices, ($14) settled financial hedges	$(215)
Unrealized MTM - $35 gains compared to $29 gains in the prior period	6
Other realized gain (loss)	38
$(171)

Six Months
(In millions)
Realized gas structured and gas transportation strategies - $434 primarily due to higher gas prices, ($72) settled financial hedges	$362
Unrealized MTM - ($127) losses compared to $141 gains in the prior period	(268)
Other realized gain (loss)	60
$154

Purchased power, gas, and other — non-utility expense decreased $266 million and increased $255 million in the three and six months ended June 30, 2026, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Gas structured and gas transportation strategies - primarily lower gas prices	$(219)
Unrealized MTM - ($30) gains compared to $46 losses in the prior period	(76)
Other realized (gain) loss	29
$(266)

Six Months
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$356
Unrealized MTM - ($55) gains compared to $146 losses in the prior period	(201)
Other realized (gain) loss	100
$255
Operation and maintenance expense increased $9 million and $1 million in the three and six months ended June 30, 2026, respectively. The increase in the second quarter was primarily due to higher compensation costs.
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
Operating Income (Loss) increased $88 million for the three months ended June 30, 2026, which includes a $46 million favorable change in timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The increase also includes a $18 million favorable change in timing related gains primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income (Loss) decreased $101 million for the six months ended June 30, 2026, which includes a $16 million unfavorable change in timing related losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $34 million unfavorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Other (Income) and Deductions expense increased $2 million and $6 million in the three and six months ended June 30, 2026, respectively. The increase in the six-month period was primarily due to higher interest expense.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net loss of $78 million and $122 million for the three and six months ended June 30, 2026, respectively, represents a decrease of $32 million and an increase of $22 million from the net loss of $110 million and $100 million in the comparable 2025 periods. The decrease in the second quarter was primarily due to effective income tax rate adjustments and lower state income taxes, including the $14 million impact from the Illinois state tax law change in the second quarter of 2025, partially offset by higher net interest expense. The increase in the six-month period was primarily due to higher net interest expense and effective tax rate adjustments, partially offset by lower state income taxes.
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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$250	$88
Net cash from operating activities	1,679	1,729
Net cash used for investing activities	(2,914)	(2,022)
Net cash from financing activities	1,069	289
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(166)	(4)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$84	$84
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations decreased by $50 million in 2026. The decrease was primarily due to lower Net income and a decrease in cash related to Deferred income taxes, partially offset by higher Depreciation and amortization and an increase in cash related to working capital items.
The change in working capital items in 2026 was primarily due to increases in cash related to Accounts receivable, net, Inventories, and Regulatory assets and liabilities, partially offset by a decrease in cash related to Accounts payable.

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
Net cash used for investing activities increased by $892 million in 2026 primarily due to higher utility plant and equipment expenditures.
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
Net cash from financing activities increased by $780 million in 2026 primarily due to lower Redemption of long-term debt and higher Issuance of long-term debt, net of discount and issuance costs, partially offset by higher repayment of Short-term borrowings, net.
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
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an ATM program, including an equity forward sales component. As of June 30, 2026, DTE Energy has not issued any shares under the ATM program. During the first quarter of 2026, DTE Energy entered into various forward sale agreements under the ATM for 2.5 million shares at a weighted average forward price of $144.41, which includes expected sales commissions. During the second quarter of 2026, DTE Energy entered into various sale agreements under the ATM program for 1.2 million shares at a weighted average forward price of $141.96, which includes expected sales commissions. For further discussion of the ATM program, see Note 9 to the Consolidated Financial Statements, "Long-Term Financings".

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
Uses of Cash
DTE Energy has $1.7 billion in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of June 30, 2026, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $358 million.
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

Liquidity
DTE Energy has approximately $3.0 billion of available liquidity at June 30, 2026, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2025	$80
Reclassified to realized upon settlement	(133)
Changes in fair value recorded to income	52
Amounts recorded to unrealized income	(81)
Changes in fair value recorded in Regulatory liabilities	21
Amounts recorded in other comprehensive income, pre-tax	12
Change in collateral	37
Other	(2)
MTM at June 30, 2026	$67

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2029 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2026	2027	2028	2029 and Beyond	Total Fair Value
	(In millions)
Level 1	$5	$(4)	$(7)	$(9)	$(15)
Level 2	93	56	20	8	177
Level 3	(62)	(47)	(14)	21	(102)
MTM before collateral adjustments	$36	$5	$(1)	$20	60
Collateral adjustments					7
MTM at June 30, 2026					$67

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

The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2026:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$329	$—	$329
BBB+ and BBB	251	—	251
BBB-	4	—	4
Total Investment Grade	584	—	584
Non-investment grade(b)	18	—	18
Internally Rated — investment grade(c)	476	(8)	468
Internally Rated — non-investment grade(d)	49	(12)	37
Total	$1,127	$(20)	$1,107
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of June 30, 2026, DTE Energy had no floating rate debt.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2026 and 2025 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2026	2025	2026	2025	Change in the Fair Value of
	(In millions)
Environmental contracts	$(4)	$(6)	$4	$6	Commodity contracts
Gas contracts	$8	$40	$(8)	$(40)	Commodity contracts
Power contracts	$8	$2	$(8)	$(2)	Commodity contracts
Interest rate risk — DTE Energy	$(1,051)	$(823)	$1,134	$883	Long-term debt
Interest rate risk — DTE Electric	$(618)	$(534)	$675	$582	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2026:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2026 — 04/30/2026	8,887	$134.57	—	—	—
05/01/2026 — 05/31/2026	3,082	$142.40	—	—	—
06/01/2026 — 06/30/2026	465	$142.65	—	—	—
Total	12,434		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended June 30, 2026, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibit incorporated by reference:

4.1	Supplemental Indenture, dated as of June 1, 2026, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (incorporated herein by reference to Exhibit 4.1 to DTE Energy’s Current Report on Form 8-K filed June 18, 2026) (2026 Series C)	X	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 28, 2026
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)