Form 10-Q
period 2026-09-30
DTE ENERGY CO; DTE Electric Co
filed 2026-11-05
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes	☐	No	☒	DTE Electric	Yes	☐	No	☒
Number of shares of Common Stock outstanding at September 30, 2026:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	208,163,081

DTE Electric	Common Stock, $10 par value, indirectly-owned by DTE Energy	138,632,324
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
•uncertainty regarding regulatory approvals and other closing conditions for the sale of DTE Vantage assets and operations;
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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$2,270	$2,223	$6,937	$6,509
Non-utility operations	1,457	1,304	5,300	4,877
	3,727	3,527	12,237	11,386
Operating Expenses
Fuel, purchased power, and gas — utility	530	502	1,841	1,631
Fuel, purchased power, gas, and other — non-utility	1,320	1,175	4,991	4,517
Operation and maintenance	628	583	2,012	1,754
Depreciation and amortization	506	464	1,487	1,367
Taxes other than income	139	134	429	399
Asset (gains) losses and impairments, net	1	50	4	48
	3,124	2,908	10,764	9,716
Operating Income	603	619	1,473	1,670

Other (Income) and Deductions
Interest expense	317	271	911	777
Interest income	(32)	(26)	(96)	(74)
Other income	(64)	(54)	(189)	(147)
Other expenses	19	15	54	44
	240	206	680	600
Income Before Income Taxes	363	413	793	1,070

Income Tax Benefit	(107)	(6)	(206)	(23)

Net Income Attributable to DTE Energy Company	$470	$419	$999	$1,093

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.26	$2.02	$4.80	$5.26

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.25	$2.01	$4.79	$5.26

Weighted Average Common Shares Outstanding
Basic	208	207	208	207
Diluted	208	207	208	207

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net Income	$470	$419	$999	$1,093

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $— , $—, $1, and $1, respectively	2	1	4	3
Net unrealized gains (losses) on derivatives, net of taxes of $7, $(2), $9 and $(4), respectively	21	(6)	28	(13)
Foreign currency translation	(1)	(2)	(3)	2
Other comprehensive income (loss)	22	(7)	29	(8)

Comprehensive Income Attributable to DTE Energy Company	$492	$412	$1,028	$1,085

See Combined Notes to Consolidated Financial Statements (Unaudited)

Table of Contents`
DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2026	2025
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$33	$208
Restricted cash	44	42
Accounts receivable (less allowance for doubtful accounts of $81 and $60, respectively)
Customer	1,641	2,031
Other	238	118
Inventories
Fuel and gas	431	381
Materials, supplies, and other	1,064	994
Derivative assets	166	143
Regulatory assets	172	170
Prepaid property tax	230	98
Other	207	163
	4,226	4,348
Investments
Nuclear decommissioning trust funds	2,706	2,552
Investments in equity method investees	112	122
Other	204	194
	3,022	2,868
Property
Property, plant, and equipment	47,802	44,623
Accumulated depreciation and amortization	(11,469)	(10,970)
	36,333	33,653
Other Assets
Goodwill	1,993	1,993
Regulatory assets	7,894	7,380
Securitized regulatory assets	564	619
Intangible assets	172	188
Notes receivable	1,572	1,455
Derivative assets	142	89
Prepaid postretirement costs	818	761
Operating lease right-of-use assets	257	271
Other	601	441
	14,013	13,197
Total Assets	$57,594	$54,066

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2026	2025
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,671	$1,753
Accrued interest	351	273
Dividends payable	243	242
Short-term borrowings	737	882
Current portion long-term debt, including securitization bonds and finance leases	2,853	1,356
Derivative liabilities	147	86
Regulatory liabilities	96	107
Operating lease liabilities	36	32
Other	660	678
	6,794	5,409
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	21,942	21,736
Securitization bonds	525	561
Junior subordinated debentures	2,462	1,474
Finance lease liabilities	10	14
	24,939	23,785
Other Liabilities
Deferred income taxes	3,300	3,400
Regulatory liabilities	2,985	2,881
Asset retirement obligations	4,727	4,469
Unamortized investment tax credit	600	402
Derivative liabilities	58	66
Accrued pension liability	209	235
Accrued postretirement liability	246	247
Nuclear decommissioning	430	405
Operating lease liabilities	217	235
Other	418	224
	13,190	12,564
Commitments and Contingencies (Notes 5 and 12)

Equity
Common stock (No par value, 400,000,000 shares authorized, and 208,163,081 and 207,745,154 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	6,924	6,858
Retained earnings	5,752	5,484
Accumulated other comprehensive loss	(10)	(39)
Total DTE Energy Company Equity	12,666	12,303
Noncontrolling interests	5	5
Total Equity	12,671	12,308
Total Liabilities and Equity	$57,594	$54,066

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Operating Activities
Net Income	$999	$1,093
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,487	1,367
Nuclear fuel amortization	34	50
Allowance for equity funds used during construction	(107)	(72)
Deferred income taxes	(200)	70
Equity (earnings) of equity method investees	(12)	(16)
Dividends from equity method investees	1	2
Asset (gains) losses and impairments, net	4	48
Changes in assets and liabilities:
Accounts receivable, net	260	252
Inventories	(120)	(304)
Prepaid postretirement benefit costs	(57)	(59)
Accounts payable	(239)	(97)
Accrued pension liability	(26)	(27)
Accrued postretirement liability	(1)	(1)
Derivative assets and liabilities	(23)	17
Regulatory assets and liabilities	371	144
Other current and noncurrent assets and liabilities	76	(106)
Net cash from operating activities	2,447	2,361
Investing Activities
Plant and equipment expenditures — utility	(4,067)	(2,999)
Plant and equipment expenditures — non-utility	(45)	(67)
Acquisition related to business combination, net of cash acquired	—	(211)
Proceeds from sale of assets	—	5
Proceeds from sale of nuclear decommissioning trust fund assets	638	592
Investment in nuclear decommissioning trust funds	(642)	(596)
Distributions from equity method investees	9	8
Investment in notes receivable	(193)	(366)
Principal collections on notes receivable	43	15
Other	(129)	(64)
Net cash used for investing activities	(4,386)	(3,683)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	2,867	4,024
Redemption of long-term debt	(230)	(1,200)
Short-term borrowings, net	(145)	(851)
Dividends paid on common stock	(701)	(653)
Other	(25)	(7)
Net cash from financing activities	1,766	1,313
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(173)	(9)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	250	88
Cash, Cash Equivalents, and Restricted Cash at End of Period	$77	$79

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$726	$441

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2025	207,745	$6,858	$5,484	$(39)	$5	$12,308
Net Income	—	—	247	—	—	247
Dividends declared on common stock ($1.17 per Common Share)	—	—	(242)	—	—	(242)
Issuance of common stock	66	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	3		3
Stock-based compensation and other	217	5	(2)	—	—	3
Balance, March 31, 2026	208,028	$6,872	$5,487	$(36)	$5	$12,328
Net Income	—	—	282	—	—	282
Dividends declared on common stock ($2.33 per Common Share)	—	—	(485)	—	—	(485)
Issuance of common stock	62	10	—	—	—	10
Other comprehensive income, net of tax	—	—	—	4	—	4
Stock-based compensation and other	(2)	16	(1)	—	—	15
Balance, June 30, 2026	208,088	$6,898	$5,283	$(32)	$5	$12,154
Net Income	—	—	470	—	—	470
Issuance of common stock	60	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	22	—	22
Stock-based compensation and other	15	17	(1)	—	—	16
Balance, September 30, 2026	208,163	$6,924	$5,752	$(10)	$5	$12,671

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity (Unaudited) — (Continued)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	207,172	$6,779	$4,946	$(26)	$5	$11,704
Net Income	—	—	445	—	—	445
Dividends declared on common stock ($1.09 per Common Share)	—	—	(226)	—	—	(226)
Issuance of common stock	73	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Stock-based compensation and other	271	(2)	(2)	—	1	(3)
Balance, March 31, 2025	207,516	$6,786	$5,163	$(28)	$6	$11,927
Net Income	—	—	229	—	—	229
Dividends declared on common stock ($2.18 per Common Share)	—	—	(453)	—	—	(453)
Issuance of common stock	67	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	1	—	1
Stock-based compensation and other	5	15	1	—	(1)	15
Balance, June 30, 2025	207,588	$6,809	$4,940	$(27)	$5	$11,727
Net Income	—	—	419	—	—	419
Issuance of common stock	64	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Stock-based compensation and other	31	17	(2)	—	—	15
Balance, September 30, 2025	207,683	$6,835	$5,357	$(34)	$5	$12,163

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Utility operations	$2,081	$2,037	$5,549	$5,173

Operating Expenses
Fuel and purchased power — utility	583	548	1,579	1,400
Operation and maintenance	408	359	1,199	1,071
Depreciation and amortization	422	383	1,236	1,137
Taxes other than income	107	101	309	283
Asset (gains) losses and impairments, net	—	47	2	47
	1,520	1,438	4,325	3,938
Operating Income	561	599	1,224	1,235

Other (Income) and Deductions
Interest expense	164	142	466	411
Interest income	(4)	(3)	(11)	(6)
Non-operating retirement benefits, net	(1)	(1)	(4)	(4)
Other income	(55)	(45)	(168)	(123)
Other expenses	17	14	49	40
	121	107	332	318
Income Before Income Taxes	440	492	892	917

Income Tax Benefit	(29)	(13)	(58)	(27)

Net Income	$469	$505	$950	$944

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net Income	$469	$505	$950	$944
Other comprehensive income	—	—	—	—
Comprehensive Income	$469	$505	$950	$944

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2026	2025
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$6	$81
Restricted cash	44	42
Accounts receivable (less allowance for doubtful accounts of $50 and $41, respectively)
Customer	972	805
Affiliates	15	2
Other	103	55
Inventories
Fuel	110	114
Materials and supplies	651	678
Notes receivable
Other	35	—
Regulatory assets	169	158
Prepaid property tax	173	73
Other	63	43
	2,341	2,051
Investments
Nuclear decommissioning trust funds	2,706	2,552
Other	79	72
	2,785	2,624
Property
Property, plant, and equipment	36,420	33,807
Accumulated depreciation and amortization	(8,591)	(8,239)
	27,829	25,568
Other Assets
Regulatory assets	7,362	6,821
Securitized regulatory assets	564	619
Prepaid postretirement costs — affiliates	497	463
Operating lease right-of-use assets	225	237
Other	634	607
	9,282	8,747
Total Assets	$42,237	$38,990

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2026	2025
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$63	$71
Other	1,000	839
Accrued interest	162	135
Current portion long-term debt, including securitization bonds and finance leases	861	754
Regulatory liabilities	70	63
Short-term borrowings
Affiliates	726	—
Other	737	652
Operating lease liabilities	32	27
Other	216	228
	3,867	2,769
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	13,140	11,852
Securitization bonds	525	561
Finance lease liabilities	3	6
	13,668	12,419
Other Liabilities
Deferred income taxes	3,834	3,812
Regulatory liabilities	1,909	1,798
Asset retirement obligations	4,465	4,217
Unamortized investment tax credit	600	402
Nuclear decommissioning	430	405
Accrued pension liability — affiliates	234	245
Accrued postretirement liability — affiliates	237	237
Operating lease liabilities	190	206
Other	142	66
	12,041	11,388
Commitments and Contingencies (Notes 5 and 12)

Shareholder’s Equity
Common stock ($10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding for both periods)	8,949	8,949
Retained earnings	3,712	3,465
Total Shareholder’s Equity	12,661	12,414
Total Liabilities and Shareholder’s Equity	$42,237	$38,990

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Operating Activities
Net Income	$950	$944
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,236	1,137
Nuclear fuel amortization	34	50
Allowance for equity funds used during construction	(104)	(71)
Deferred income taxes	(57)	65
Asset (gains) losses and impairments, net	2	47
Changes in assets and liabilities:
Accounts receivable, net	(235)	(79)
Inventories	31	(48)
Accounts payable	33	32
Prepaid postretirement benefit costs — affiliates	(34)	(35)
Accrued pension liability — affiliates	(11)	(11)
Accrued postretirement liability — affiliates	—	(1)
Regulatory assets and liabilities	337	86
Other current and noncurrent assets and liabilities	(154)	(254)
Net cash from operating activities	2,028	1,862
Investing Activities
Plant and equipment expenditures	(3,489)	(2,562)
Proceeds from sale of nuclear decommissioning trust fund assets	638	592
Investment in nuclear decommissioning trust funds	(642)	(596)
Investment in notes receivable	(18)	(157)
Principal collections on notes receivable	18	1
Notes receivable to (from) affiliates	—	42
Other	(52)	(61)
Net cash used for investing activities	(3,545)	(2,741)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	1,581	1,291
Redemption of long-term debt	(230)	(400)
Short-term borrowings, net — affiliates	726	1,076
Short-term borrowings, net — other	85	(450)
Dividends paid on common stock	(703)	(635)
Other	(15)	(15)
Net cash from financing activities	1,444	867
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(73)	(12)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	123	59
Cash, Cash Equivalents, and Restricted Cash at End of Period	$50	$47

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$604	$352

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2025	138.632	$1,386	$7,563	$3,465	$12,414
Net Income	—	—	—	215	215
Dividends declared on common stock	—	—	—	(235)	(235)
Balance, March 31, 2026	138,632	$1,386	$7,563	$3,445	$12,394
Net Income	—	—	—	266	266
Dividends declared on common stock	—	—	—	(234)	(234)
Balance, June 30, 2026	138,632	$1,386	$7,563	$3,477	$12,426
Net Income	—	—	—	469	469
Dividends declared on common stock	—	—	—	(234)	(234)
Balance, September 30, 2026	138,632	$1,386	$7,563	$3,712	$12,661

			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Amount			Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2024	138,632	$1,386	$6,609	$3,159	$11,154
Net Income	—	—	—	121	121
Dividends declared on common stock	—	—	—	(211)	(211)
Balance, March 31, 2025	138,632	$1,386	$6,609	$3,069	$11,064
Net Income	—	—	—	318	318
Dividends declared on common stock	—	—	—	(212)	(212)
Balance, June 30, 2025	138,632	$1,386	$6,609	$3,175	$11,170
Net Income	—	—	—	505	505
Dividends declared on common stock	—	—	—	(212)	(212)
Balance, September 30, 2025	138,632	$1,386	$6,609	$3,468	$11,463

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2026, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2026, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no material potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no material potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Electric also has variable interests in VIEs through long-term battery storage tolling contracts which will be accounted for as leases. As of September 30, 2026, there are no assets or liabilities in DTE Electric's Consolidated Statements of Financial Position that are related to the battery storage tolling contracts as lease commencement has not yet occurred. DTE Electric has not provided any significant form of financial support associated with the battery storage tolling contracts. Upon lease commencement, DTE Electric will have right-of-use assets and lease liabilities. Refer to Note 11 to the Consolidated Financial Statements, "Leases," for additional information on the battery storage tolling contracts. DTE Electric does not have additional potential exposure to loss beyond such right-of-use assets and lease liabilities.
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
The table below summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2026 and December 31, 2025. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Assets and liabilities of the DTE Securitization entities have been aggregated due to their similar nature and are separately stated in the table below, comprising the entirety of the DTE Electric amounts. For all other VIEs, assets and liabilities are also aggregated due to their similar nature and presented together with the DTE Securitization entities in the DTE Energy amounts below. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Amounts for the Registrants' consolidated VIEs are as follows:

	September 30, 2026		December 31, 2025
	DTE Energy	DTE Electric	DTE Energy	DTE Electric
	(In millions)
ASSETS
Cash and cash equivalents	$5	$—	$5	$—
Restricted cash	44	44	42	42
Accounts receivable	9	5	10	6
Securitized regulatory assets	564	564	619	619
Notes receivable(a)	64	—	68	—
Other current and long-term assets	1	—	1	—
	$687	$613	$745	$667

LIABILITIES
Accrued interest	$3	$3	$11	$11
Regulatory liabilities — current	31	31	23	23
Securitization bonds(b)	583	583	636	636
Other current and long-term liabilities	3	—	4	—
	$620	$617	$674	$670
_______________________________________
(a)At both September 30, 2026 and December 31, 2025, Notes receivable includes $2 million, reported in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.
(b)Includes $58 million and $75 million reported in Current portion of long-term debt on the Registrants' Consolidated Statements of Financial Position for the periods ended September 30, 2026 and December 31, 2025, respectively.
DTE Energy has Investments in equity method investees relating to non-consolidated VIEs of $53 million and $63 million at September 30, 2026 and December 31, 2025, respectively.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Allowance for equity funds used during construction	$37	$26	$107	$72
Contract services	15	11	44	31
Equity earnings of equity method investees	5	5	12	16
Investment income(a)	1	8	11	16
Other	6	4	15	12
	$64	$54	$189	$147
_______________________________________
(a)Investment losses are recorded separately to Other expenses on the Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Allowance for equity funds used during construction	$36	$25	$104	$71
Contract services	15	11	44	31
Investment income(a)	1	5	10	12
Other	3	4	10	9
	$55	$45	$168	$123
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
Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity, if any. For the three and nine months ended September 30, 2026 and 2025, reclassifications out of Accumulated other comprehensive income (loss) were not material.
Income Taxes
Tax rates are affected by estimated annual permanent items, production and investment tax credits, regulatory adjustments, and discrete items that may occur in any given period, but are not consistent from period to period. The tables below summarize how the Registrants' effective income tax rates have varied from the statutory federal income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
DTE Energy
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	3.9	4.2	4.6	4.2
Investment tax credits	(25.2)	(13.2)	(26.3)	(13.5)
Production tax credits	(20.6)	(10.8)	(18.7)	(10.6)
TCJA regulatory liability amortization	(5.2)	(4.7)	(5.6)	(4.6)
AFUDC equity	(2.1)	(1.4)	(2.5)	(1.5)
Nondeductible EES Coke penalty(a)	—	—	2.3	—
Valuation allowance due to enactment of federal income tax legislation	—	4.0	—	1.6
Enactment of Illinois income tax legislation, net of federal benefit	—	—	—	1.3
Other	(1.3)	(0.4)	(0.8)	—
Effective income tax rate	(29.5)%	(1.3)%	(26.0)%	(2.1)%
_______________________________________
(a)For further discussion of the EES Coke legal matter, see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
DTE Electric
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.7	5.6	5.6	5.6
Investment tax credits	(18.7)	(15.6)	(19.3)	(15.9)
Production tax credits	(6.7)	(6.6)	(6.5)	(6.7)
TCJA regulatory liability amortization	(4.1)	(4.6)	(4.1)	(4.6)
AFUDC equity	(2.0)	(1.8)	(2.2)	(1.9)
Other	(1.8)	(0.8)	(1.0)	(0.5)
Effective income tax rate	(6.6)%	(2.8)%	(6.5)%	(3.0)%
DTE Electric had federal and state income tax receivables with DTE Energy of $12 million and $2 million, respectively at September 30, 2026. Income tax receivables with DTE Energy are included in Accounts receivable — Affiliates on the DTE Electric Consolidated Statements of Financial Position. DTE Electric had federal income tax payables of $1 million at December 31, 2025. Income tax payables with DTE Energy are included in Accounts payable — Affiliates on the DTE Electric Consolidated Statements of Financial Position.
Unrecognized Compensation Costs
As of September 30, 2026, DTE Energy had $88 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $12 million and $11 million for the three months ended September 30, 2026 and 2025, respectively, while such allocation was $36 million and $30 million for the nine months ended September 30, 2026 and 2025, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following represents the Registrants' financing receivables by year of origination as determined by the date the original agreement was executed, classified by internal grade of credit risk, including current year-to-date gross write-offs, if any. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2026.

	DTE Energy
	Year of Origination
	2026	2025	2024 and Prior	Total
	(In millions)
Notes receivable
Internal grade 1	$47	$232	$27	$306
Internal grade 2	3	15	1,294	1,312
Total notes receivable(a)	$50	$247	$1,321	$1,618

Net investment in leases
Internal grade 1	$—	$—	$34	$34
Internal grade 2	—	—	1	1
Total net investment in leases(a)	$—	$—	$35	$35
_______________________________________
(a)The current portion is included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

	DTE Electric
	Year of Origination
	2026	2025	2024 and Prior	Total
	(In millions)
Note receivable — Internal grade 1(a)	$16	$232	$25	$273
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
The following tables present a roll-forward of the activity for the Registrants' financing receivables credit loss reserves:

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2026	$59	$3	$62	$41
Current period provision	74	2	76	44
Write-offs charged against allowance	(84)	—	(84)	(55)
Recoveries of amounts previously written off	30	—	30	20
Ending reserve balance, September 30, 2026	$79	$5	$84	$50
_______________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.

	DTE Energy			DTE Electric
	Trade accounts receivable	Other receivables(a)	Total	Trade and other accounts receivable
	(In millions)
Beginning reserve balance, January 1, 2025	$69	$3	$72	$46
Current period provision	69	—	69	44
Write-offs charged against allowance	(116)	—	(116)	(74)
Recoveries of amounts previously written off	37	—	37	25
Ending reserve balance, December 31, 2025	$59	$3	$62	$41
_______________________________________
(a)Other receivables includes reserves on notes receivable and Accounts receivable — Other.
Uncollectible expense for the Registrants is primarily comprised of the current period provision for allowance for doubtful accounts and is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
DTE Energy	$18	$14	$76	$60
DTE Electric	$14	$13	$44	$36
There are no material amounts of past due financing receivables for the Registrants as of September 30, 2026.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Electric(a)
Residential	$1,146	$968	$2,743	$2,421
Commercial	714	606	1,915	1,671
Industrial	209	169	576	493
Other(b)	34	308	388	611
Total Electric operating revenues	$2,103	$2,051	$5,622	$5,196

Gas
Gas sales	$138	$112	$1,058	$1,033
End User Transportation	48	44	192	186
Intermediate Transportation	16	15	71	62
Other(b)	12	38	140	120
Total Gas operating revenues	$214	$209	$1,461	$1,401

Other segment operating revenues
DTE Vantage	$201	$163	$628	$520
Energy Trading	$1,292	$1,179	$4,796	$4,529
_______________________________________
(a)Revenues generally represent those of DTE Electric, except $22 million and $14 million of Other revenues related to DTE Sustainable Generation for the three months ended September 30, 2026 and 2025, respectively, and $73 million and $23 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)Includes revenue adjustments related to various regulatory mechanisms, including the PSCR at the Electric segment and GCR at the Gas segment, and interconnection sales in the Electric segment. Revenues related to these mechanisms may vary based on changes in the cost of fuel, purchased power, and gas.
Revenues included the following which were outside the scope of Topic 606:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Electric — Other revenues	$9	$7	$27	$17
Gas — Other revenues	$3	$2	$11	$9
DTE Vantage — Leases	$16	$17	$42	$46
Energy Trading — Derivatives	$795	$778	$3,198	$3,243
Deferred Revenue
The following is a summary of deferred revenue activity for DTE Energy:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Beginning Balance, January 1	$170	$138
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	163	180
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(86)	(53)
Ending Balance, September 30	$247	$265

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
The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2026	$143
2027	104
2028	—
2029	—
2030	—
2031 and thereafter	—
$247
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
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2026	$49	$4
2027	215	—
2028	156	—
2029	126	—
2030	103	—
2031 and thereafter	355	—
	$1,004	$4

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
2025 Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on December 23, 2025 requesting an increase in depreciation rates of $147 million when compared to current depreciation rates for plant in service balances as of December 31, 2023. The MPSC issued an order on September 10, 2026 authorizing an increase in depreciation rates of $144 million which will be implemented in DTE Electric's amended renewable energy plan and the next filed general rate case.
2025 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 13, 2025 requesting a net increase in base rates of $163 million based on a projected twelve-month period ending September 30, 2027, and an increase in return on equity from 9.8% to 10.25%. The net increase is based on a total revenue deficiency of $238 million, net of the IRM roll-in of $75 million. The requested net increase in base rates was primarily due to continued infrastructure investment and increasing operations and maintenance costs needed to ensure the continued safe and reliable delivery of natural gas to customers. On September 10, 2026 the MPSC issued an order approving an annual revenue increase of $149 million for services rendered on or after October 1, 2026 and a return on equity of 9.8%.
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
2026 Securitization Filing
On May 8, 2026, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $601 million of qualified costs primarily related to the net book value of the Belle River generating plant and tree trimming surge program costs. The MPSC issued a financing order on August 6, 2026 authorizing DTE Electric to proceed with the issuance of Securitization bonds for qualified costs up to $601 million. The financing order further authorized customer charges for the timely recovery of debt service costs on the Securitization bonds and other ongoing qualified costs.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$470	$419	$999	$1,093
Less: Allocation of earnings to net restricted stock awards	1	1	3	3
Net income available to common shareholders — basic	$469	$418	$996	$1,090

Average number of common shares outstanding — basic	208	207	208	207

Basic Earnings per Common Share	$2.26	$2.02	$4.80	$5.26

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$470	$419	$999	$1,093
Less: Allocation of earnings to net restricted stock awards	1	1	3	3
Net income available to common shareholders — diluted	$469	$418	$996	$1,090

Average number of common shares outstanding — basic	208	207	208	207
Average number of common shares outstanding — diluted	208	207	208	207

Diluted Earnings per Common Share	$2.25	$2.01	$4.79	$5.26

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2026 and December 31, 2025. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	September 30, 2026						December 31, 2025
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(c)	$27	$—	$—	$—	$—	$27	$176	$—	$—	$—	$—	$176
Nuclear decommissioning trusts
Equity securities	1,014	—	—	238	—	1,252	987	—	—	201	—	1,188
Fixed income securities	146	496	—	136	—	778	133	460	—	133	—	726
Private equity and other	—	—	—	381	—	381	—	—	—	358	—	358
Hedge funds and similar investments	166	18	—	74	—	258	228	17	—	—	—	245
Cash equivalents	37	—	—	—	—	37	35	—	—	—	—	35
Other investments(d)
Equity securities	93	—	—	—	—	93	84	—	—	—	—	84
Fixed income securities	9	2	—	—	—	11	9	2	—	—	—	11
Cash equivalents	39	—	—	—	—	39	38	—	—	—	—	38
Derivative assets
Commodity contracts(e)
Natural gas	210	50	86	—	(245)	101	207	56	109	—	(235)	137
Electricity	307	257	29	—	(466)	127	127	115	33	—	(194)	81
Environmental & Other	15	28	30	—	(37)	36	—	46	11	—	(46)	11
Other contracts	—	44	—	—	—	44	—	3	—	—	—	3
Total derivative assets	532	379	145	—	(748)	308	334	220	153	—	(475)	232
Total	$2,063	$895	$145	$829	$(748)	$3,184	$2,024	$699	$153	$692	$(475)	$3,093

Liabilities
Derivative liabilities
Commodity contracts(e)
Natural gas	$(268)	$(30)	$(68)	$—	$245	$(121)	$(196)	$(51)	$(82)	$—	$227	$(102)
Electricity	(259)	(152)	(149)	—	475	(85)	(124)	(59)	(52)	—	186	(49)
Environmental & Other	(19)	(16)	—	—	37	2	(1)	(31)	—	—	32	—
Other contracts	—	(1)	—	—	—	(1)	—	(1)	—	—	—	(1)
Total	$(546)	$(199)	$(217)	$—	$757	$(205)	$(321)	$(142)	$(134)	$—	$445	$(152)
Net Assets (Liabilities) at end of period	$1,517	$696	$(72)	$829	$9	$2,979	$1,703	$557	$19	$692	$(30)	$2,941
Assets
Current	$424	$229	$106	$—	$(566)	$193	$426	$130	$102	$—	$(339)	$319
Noncurrent	1,639	666	39	829	(182)	2,991	1,598	569	51	692	(136)	2,774
Total Assets	$2,063	$895	$145	$829	$(748)	$3,184	$2,024	$699	$153	$692	$(475)	$3,093
Liabilities
Current	$(418)	$(141)	$(149)	$—	$561	$(147)	$(240)	$(106)	$(67)	$—	$327	$(86)
Noncurrent	(128)	(58)	(68)	—	196	(58)	(81)	(36)	(67)	—	118	(66)
Total Liabilities	$(546)	$(199)	$(217)	$—	$757	$(205)	$(321)	$(142)	$(134)	$—	$445	$(152)
Net Assets (Liabilities) at end of period	$1,517	$696	$(72)	$829	$9	$2,979	$1,703	$557	$19	$692	$(30)	$2,941
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.
(c)Amounts include $23 million and $10 million recorded in Restricted cash on DTE Energy's Consolidated Statements of Financial Position at September 30, 2026 and December 31, 2025, respectively. All other amounts are included in Cash and cash equivalents on DTE Energy's Consolidated Statements of Financial Position.
(d)Excludes cash surrender value of life insurance investments and certain securities classified as held-to-maturity that are recorded at amortized cost and not material to the consolidated financial statements.
(e)For contracts with a clearing agent, DTE Energy nets all activity across commodities. This can result in some individual commodities having a contra balance.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents and Restricted cash(b)	$23	$—	$—	$—	$23	$83	$—	$—	$—	$83
Nuclear decommissioning trusts
Equity securities	1,014	—	—	238	1,252	987	—	—	201	1,188
Fixed income securities	146	496	—	136	778	133	460	—	133	726
Private equity and other	—	—	—	381	381	—	—	—	358	358
Hedge funds and similar investments	166	18	—	74	258	228	17	—	—	245
Cash equivalents	37	—	—	—	37	35	—	—	—	35
Other investments
Equity securities	37	—	—	—	37	33	—	—	—	33
Fixed income securities	—	2	—	—	2	—	2	—	—	2
Cash equivalents	28	—	—	—	28	26	—	—	—	26
Derivative assets — FTRs	—	—	30	—	30	—	—	11	—	11
Total	$1,451	$516	$30	$829	$2,826	$1,525	$479	$11	$692	$2,707

Assets
Current	$23	$—	$30	$—	$53	$83	$—	$11	$—	$94
Noncurrent	1,428	516	—	829	2,773	1,442	479	—	692	2,613
Total Assets	$1,451	$516	$30	$829	$2,826	$1,525	$479	$11	$692	$2,707
_______________________________________
(a)Amounts represent assets valued at NAV as a practical expedient for fair value.
(b)Amounts include $23 million and $10 million recorded in Restricted cash on DTE Electric's Consolidated Statements of Financial Position at September 30, 2026 and December 31, 2025, respectively. All other amounts are included in Cash and cash equivalents on DTE Electric's Consolidated Statements of Financial Position.
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
Private equity and other assets include a diversified group of funds that are primarily classified as NAV assets. These funds primarily invest in limited partnerships, including private equity, private real estate and private credit. Distributions are received through the liquidation of the underlying fund assets over the life of the funds. There are generally no redemption rights. The limited partner must hold the fund for its life or find a third-party buyer, which may need to be approved by the general partner. The funds are established with varied contractual durations generally in the range of 7 years to 12 years. The fund life can often be extended by several years by the general partner, and further extended with the approval of the limited partners. Unfunded commitments related to these investments totaled $163 million and $179 million as of September 30, 2026 and December 31, 2025, respectively.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$19	$(144)	$23	$(102)	$(9)	$(8)	$31	$14
Transfers from Level 3 into Level 2	—	—	—	—	(4)	—	—	(4)
Total gains (losses)
Included in earnings(a)	11	69	—	80	28	130	—	158
Recorded in Regulatory liabilities	—	—	20	20	—	—	(6)	(6)
Purchases, issuances, and settlements
Settlements	(12)	(45)	(13)	(70)	4	(117)	(6)	(119)
Net Assets (Liabilities) as of September 30	$18	$(120)	$30	$(72)	$19	$5	$19	$43
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$—	$(48)	$—	$(48)	$37	$19	$—	$56
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$14	$14	$—	$—	$(5)	$(5)
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$27	$(19)	$11	$19	$(18)	$24	$7	$13
Transfers into Level 3 from Level 2	—	—	—	—	2	—	—	2
Transfers from Level 3 into Level 2	—	—	—	—	—	—	2	2
Total gains (losses)
Included in earnings(a)	(42)	29	7	(6)	(17)	275	2	260
Recorded in Regulatory liabilities	—	—	41	41	—	—	20	20
Purchases, issuances, and settlements
Settlements	33	(130)	(29)	(126)	52	(294)	(12)	(254)
Net Assets (Liabilities) as of September 30	$18	$(120)	$30	$(72)	$19	$5	$19	$43
Total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30(a)	$10	$(92)	$—	$(82)	$13	$2	$1	$16
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$—	$—	$30	$30	$—	$—	$18	$18
_______________________________________
(a)Amounts are reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, gas, and other — non-utility in DTE Energy's Consolidated Statements of Operations.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net Assets as of beginning of period	$23	$30	$11	$9
Total gains (losses) recorded in Regulatory liabilities	20	(6)	41	20
Purchases, issuances, and settlements
Settlements	(13)	(6)	(22)	(11)
Net Assets as of September 30	$30	$18	$30	$18
Total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30	$14	$(5)	$30	$18
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers from or into Level 3 for DTE Electric during the three and nine months ended September 30, 2026 and 2025.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2026
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$86	$(68)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.54)	—	$4.82	/MMBtu	$(0.14)	/MMBtu
Electricity	$29	$(149)	Discounted Cash Flow	Forward basis price (per MWh)	$(56.15)	—	$38.50	/MWh	$(19.04)	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2025
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$109	$(82)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.35)	—	$9.33	/MMBtu	$(0.13)	/MMBtu
Electricity	$33	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(21.82)	—	$17.79	/MWh	$(5.58)	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding lessor finance leases	$1,616	$—	$—	$1,563	$1,453	$—	$—	$1,482
Short-term borrowings	$737	$—	$737	$—	$882	$—	$882	$—
Notes payable(b)	$16	$—	$—	$16	$28	$—	$—	$28
Long-term debt(c)	$27,777	$1,085	$22,626	$1,086	$25,123	$1,285	$21,204	$1,351
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
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable — Other(a)	$273	$—	$—	$294	$274	$—	$—	$289
Short-term borrowings — Affiliates	$726	$—	$—	$726	$—	$—	$—	$—
Short-term borrowings — Other	$737	$—	$737	$—	$652	$—	$652	$—
Notes payable(b)	$13	$—	$—	$13	$24	$—	$—	$24
Long-term debt(c)	$14,523	$—	$12,522	$—	$13,165	$—	$12,048	$131
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2026	December 31, 2025
	(In millions)
Fermi 2	$2,673	$2,523
Fermi 1	3	3
Low-level radioactive waste	30	26
	$2,706	$2,552
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Realized gains	$27	$27	$102	$40
Realized losses	$(8)	$(9)	$(21)	$(26)
Proceeds from sale of securities	$163	$221	$638	$592
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to Regulatory assets and the Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2026			December 31, 2025
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$1,252	$820	$(13)	$1,188	$742	$(10)
Fixed income securities	778	19	(45)	726	25	(17)
Private equity and other	381	133	(10)	358	125	(7)
Hedge funds and similar investments	258	9	(10)	245	8	(6)
Cash equivalents	37	—	—	35	—	—
	$2,706	$981	$(78)	$2,552	$900	$(40)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2026
(In millions)
Due within one year	$13
Due after one through five years	107
Due after five through ten years	127
Due after ten years	395
$642
Fixed income securities held in nuclear decommissioning trust funds include $136 million of non-publicly traded commingled funds that do not have a contractual maturity date.
Other Securities
At September 30, 2026 and December 31, 2025, DTE Energy securities included in Other investments on the Consolidated Statements of Financial Position consisted primarily of investments within DTE Energy's rabbi trust. The rabbi trust is comprised primarily of trading securities recorded at fair value, as well as debt securities classified as held-to-maturity and recorded at amortized cost. The trust was established to fund certain non-qualified pension benefits, and therefore changes in market value of the trading securities and interest on the held-to-maturity securities are recognized in earnings. Gains and losses are allocated from DTE Energy to DTE Electric and are included in Other Income or Other Expense, respectively, in the Registrants' Consolidated Statements of Operations. Gains (losses) related to the trading securities were immaterial for the three and nine months ended September 30, 2026 and 2025.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2026 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments
Interest rate contracts	$43	$—	$3	$—
Foreign currency exchange contracts	—	—	—	(1)
Total derivatives designated as hedging instruments	$43	$—	$3	$(1)

Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$346	$(366)	$372	$(329)
Electricity	593	(560)	275	(235)
Environmental & Other	73	(35)	57	(32)
Foreign currency exchange contracts	1	(1)	—	—
Total derivatives not designated as hedging instruments	$1,013	$(962)	$704	$(596)

Current	$732	$(708)	$482	$(413)
Noncurrent	324	(254)	225	(184)
Total derivatives	$1,056	$(962)	$707	$(597)
The fair value of derivative instruments at DTE Electric was $30 million and $11 million at September 30, 2026 and December 31, 2025, respectively, comprised of FTRs recorded to Current Assets — Other on the Consolidated Statements of Financial Position and not designated as hedging instruments.
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had letters of credit of $2 million issued and outstanding at September 30, 2026 and December 31, 2025, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $8 million at September 30, 2026 and $17 million at December 31, 2025. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table presents net cash collateral offsetting arrangements for DTE Energy:

	September 30, 2026	December 31, 2025
	(In millions)
Cash collateral netted against Derivative assets	$(23)	$(35)
Cash collateral netted against Derivative liabilities	32	5
Cash collateral recorded in Accounts receivable(a)	77	20
Cash collateral recorded in Accounts payable(a)	(16)	(28)
Total net cash collateral posted (received)	$70	$(38)
_______________________________________
(a)Amounts are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2026			December 31, 2025
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts(a)
Natural gas	$346	$(245)	$101	$372	$(235)	$137
Electricity	593	(466)	127	275	(194)	81
Environmental & Other	73	(37)	36	57	(46)	11
Interest rate contracts	43	—	43	3	—	3
Foreign currency exchange contracts	1	—	1	—	—	—
Total derivative assets	$1,056	$(748)	$308	$707	$(475)	$232

Derivative liabilities
Commodity contracts(a)
Natural gas	$(366)	$245	$(121)	$(329)	$227	$(102)
Electricity	(560)	475	(85)	(235)	186	(49)
Environmental & Other	(35)	37	2	(32)	32	—
Foreign currency exchange contracts	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(962)	$757	$(205)	$(597)	$445	$(152)
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
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2026				December 31, 2025
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$732	$324	$(708)	$(254)	$482	$225	$(413)	$(184)
Counterparty netting	(551)	(174)	551	174	(325)	(115)	325	115
Collateral adjustment	(15)	(8)	10	22	(14)	(21)	2	3
Total derivatives as reported	$166	$142	$(147)	$(58)	$143	$89	$(86)	$(66)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2026	2025	2026	2025
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$5	$(18)	$(261)	$66
Natural gas	Fuel, purchased power, gas, and other — non-utility	(12)	48	43	(98)
Electricity	Operating Revenues — Non-utility operations	74	90	322	246
Environmental & Other	Operating Revenues — Non-utility operations	2	11	17	34
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	1	(1)	1	(1)
Total		$70	$130	$122	$247
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2026:

Commodity	Number of Units
Natural gas (MMBtu)	2,666,446,533
Electricity (MWh)	38,191,187
Foreign currency exchange ($ CAD)	59,282,723
FTR (MWh)	84,768
Renewable Energy Certificates (MWh)	12,344,728
Carbon emissions (Metric Tons)	1,571,305
Interest rate contracts ($ USD)	550,000,000
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2026, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $370 million.
As of September 30, 2026, DTE Energy had $889 million of derivatives in net liability positions, for which hard triggers exist. There is $33 million of collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $736 million. The net remaining amount of $120 million is derived from the $370 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 — LONG-TERM FINANCINGS
Debt Issuances
Refer to the table below for debt issued through September 30, 2026:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	February	Mortgage Bonds(a)	4.85%	2036	$800
DTE Electric	February	Mortgage Bonds(a)	5.55%	2056	800
DTE Energy	June	Junior Subordinated Debentures(b)	6.20%	2058	1,000
DTE Gas	September	Mortgage Bonds(a)	5.34%	2031	150
DTE Gas	September	Mortgage Bonds(a)	5.68%	2036	100
DTE Gas	September	Mortgage Bonds(a)	6.26%	2056	50
					$2,900
_______________________________________
(a)Proceeds used for the repayment of short-term borrowings, for capital expenditures, and for other general corporate purposes.
(b)Proceeds used for the repayment of short-term borrowings and for other general corporate purposes.
In November 2026, DTE Electric agreed to issue $412 million of 5.20% Securitization Bonds and $188 million of 5.61% Securitization Bonds. These bonds are expected to close and fund in November 2026. DTE Electric plans to use the funds to repay a portion of DTE Electric’s 2024 Series B 4.85% General & Refunding Mortgage Bonds due December 1, 2026 and to retire a portion of DTE Electric’s existing equity.
Debt Redemptions
Refer to the table below for debt redeemed through September 30, 2026:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	5.97%	2026	$16
DTE Electric	June	Mortgage Bonds	3.77%	2026	100
DTE Electric	June	Securitization Bonds	2.64%	2026	21
DTE Electric	September	Mortgage Bonds	4.46%	2026	77
DTE Electric	September	Securitization Bonds	5.97%	2026	16
					$230
In October 2026, DTE Energy redeemed at maturity its $600 million 2016 Series E 2.85% Senior Notes.
Equity At-the-Market Program
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an at-the-market program, including an equity forward sales component. During the first quarter of 2026, DTE Energy entered into equity forward sale agreements for approximately 2.5 million shares at a weighted average forward price of $144.41, which includes expected sales commissions. During the second quarter of 2026, DTE Energy entered into equity forward sale agreements for approximately 1.2 million shares at a weighted average forward price of $141.96, which includes expected sales commissions. During the third quarter of 2026, DTE Energy did not enter into any equity forward sale agreements. There were no issuances under the ATM program for the three and nine months ended September 30, 2026.
The forward sale agreements require DTE Energy to, at its election prior to December 31, 2026, either (i) physically settle the transactions by issuing shares of its Common stock to the forward counterparties in exchange for net proceeds at the then-applicable forward sale price specified by the agreements or (ii) net settle the transactions in whole or in part through the delivery to the forward counterparties or receipt from the forward counterparties of cash or shares in accordance with the provisions of the agreements. DTE Energy has outstanding equity forward sale agreements with a maturity date of December 31, 2026; it expects to extend the maturity date on these agreements to December 31, 2027.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
No amounts have been or will be recorded on DTE Energy's Consolidated Financial Statements until settlements of the equity forward sale agreements occur. The initial forward sale prices are subject to daily adjustments prior to settlement. Until settlement of the equity forwards, earnings per share dilution resulting from the agreements, if any, will be determined under the treasury stock method. There was no material earnings per share impact for the three and nine months ended September 30, 2026.
Energy Dominance Financing Program
In June 2026, the U.S. Department of Energy's Office granted a $1.6 billion loan to DTE Gas to support modernization of DTE Gas' natural gas infrastructure under the Energy Dominance Financing program (EDF). There have been no draws on this loan as of September 30, 2026.

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
The unsecured revolving credit agreements require a total funded debt to capitalization ratio of no more than 0.70 to 1 for DTE Energy and 0.65 to 1 for DTE Electric and DTE Gas. In the agreements, "total funded debt" means all indebtedness of each respective company and their consolidated subsidiaries, including finance lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. "Capitalization" means the sum of (a) total funded debt plus (b) "consolidated net worth," which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2026, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.67 to 1, 0.55 to 1, and 0.52 to 1, respectively, and were in compliance with this financial covenant.
The availability under these facilities as of September 30, 2026 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured revolving credit facility, expiring October 2030	$1,500	$1,000	$300	$2,800
Unsecured letter of credit facility, expiring May 2028(a)	200	—	—	200
Unsecured letter of credit facility, expiring February 2027	200	—	—	200
Unsecured letter of credit facilities, expiring June 2028	225	—	—	225
Unsecured letter of credit facility(b)	—	75	—	75
Unsecured letter of credit facilities, expiring August 2027(a)	—	100	—	100
Unsecured letter of credit facilities, expiring August 2027(a)	—	200	—	200
Unsecured letter of credit facility(b)	—	225	—	225
Unsecured letter of credit facility(c)	—	150	—	150
Unsecured letter of credit facility(c)	—	150	—	150
	2,125	1,900	300	4,325
Amounts outstanding at September 30, 2026
Commercial paper issuances	—	737	—	737
Letters of credit	559	538	—	1,097
	559	1,275	—	1,834
Net availability at September 30, 2026	$1,566	$625	$300	$2,491
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In October 2026, DTE Energy entered into an unsecured term loan agreement for $600 million and borrowed the full amount under the agreement. The term loan matures in September 2027. The term loan contains terms and conditions consistent with those of DTE Energy's unsecured revolving credit agreements.
In conjunction with maintaining certain exchange-traded risk management positions, DTE Energy may be required to post collateral with a clearing agent. DTE Energy has a demand financing agreement with its clearing agent, which allows the right of setoff with posted collateral. At September 30, 2026, the capacity under the facility was $200 million. The amounts outstanding under demand financing agreements were $86 million and $94 million at September 30, 2026 and December 31, 2025, respectively, and were fully offset by posted collateral.

NOTE 11 — LEASES
Lessee
As of September 30, 2026, DTE Electric has entered into various energy storage agreements that represent leases, but have not yet commenced; thus, no right-of use assets and lease liabilities have been recorded. The expected total consideration paid for these agreements will approximate $2.4 billion over the terms of the agreements. The leases will begin commencement during the second quarter of 2027 through the fourth quarter of 2028, with lease terms expiring through the fourth quarter of 2048.
Lessor
DTE Energy’s lease income associated with operating leases, included in Operating Revenues — Non-utility operations in the Consolidated Statements of Operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fixed payments	$4	$4	$11	$11
Variable payments	12	13	31	35
	$16	$17	$42	$46

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
In April 2024, the EPA finalized new rules to address emissions of GHGs from existing, new, modified, or reconstructed sources in the power sector. In September 2026, the EPA finalized a rule to eliminate requirements related to carbon capture and storage (CCS) and natural gas cofiring. The EPA also issued a supplemental proposal that would essentially eliminate GHG regulations related to power generation. The proposal will undergo a public comment period prior to finalization. The status of the new rules will continue to be monitored and the company is still required to comply with the CCS requirements outlined in the Michigan Clean Energy Legislation.
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
As part of the Monroe power plant NPDES permit, EGLE has added an option to evaluate the thermal discharge of the facility as it relates to Clean Water Act section 316(a) regulations in order to establish an appropriate temperature discharge limit. DTE Electric has completed biological studies in accordance with an EGLE approved study plan to evaluate the thermal discharge impacts to an aquatic community. The data has been compiled into a comprehensive report and submitted to EGLE for review. At the present time, DTE Electric cannot predict the outcome of this evaluation or financial impact.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations at the former MGP sites have revealed contamination related to the by-products of gas manufacturing. Cleanup of one of the MGP sites is complete, and that site is closed. DTE Electric has also completed partial closure of one additional site. Cleanup activities associated with the remaining sites will continue over the next several years. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and above ground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2026 and December 31, 2025, DTE Electric had $10 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
On May 8, 2024, the EPA finalized a new rule to regulate legacy CCR surface impoundments and CCR management units. The rule expands the reach of the CCR rule to inactive electric generation sites and previously unregulated CCR at any active facility. The rule also extends the dewatering and stabilization criteria of the closure in place performance standards to existing CCR landfills. DTE Electric has no legacy CCR surface impoundments, but has other regulated CCR units and is evaluating sites for CCR management units. Challenges to the rule have been filed, and DTE Electric will continue to monitor for regulatory developments. The D.C. Circuit Court has held the pending litigation in abeyance to accommodate the EPA's reconsideration of the rule. The current cost estimate to comply with the revised rule is approximately $425 million as of September 30, 2026, and is recorded to Asset retirement obligations. The estimate will continue to be updated as necessary when site-specific details are more fully known. These costs are expected to be recoverable under the regulatory construct as part of removal costs. In April 2026, the EPA published a proposed rule to amend certain legacy CCR surface impoundments and CCR management unit provisions. The effective date and extent of any final revisions are unknown.
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
DTE Electric's compliance strategy includes the conversion of the two generating units at the Belle River power plant to a natural gas peaking resource. One unit has been converted with the second unit expected to be complete by the end of 2026. DTE Electric committed to the cessation of coal compliance subcategory for generating units 3 and 4 at the Monroe power plant to retire in 2028. DTE Electric plans to retire Monroe's generating units 1 and 2 in 2032.
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
DTE Electric currently estimates the impact of the CCR and ELG rules to be $380 million of capital expenditures through 2031. This estimate may change in future periods as DTE Electric evaluates the CCR and ELG rules discussed above that have recently been finalized.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of eight MGP sites is complete and those sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. At September 30, 2026 and December 31, 2025, DTE Gas had $25 million accrued for remediation. These costs are not discounted to their present value. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent the associated investigation and remediation costs from having a material adverse impact on DTE Gas' results of operations.
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
In March 2019, the EPA issued an FOV to EES Coke Battery, LLC ("EES Coke"), the Michigan coke battery facility that is a wholly-owned subsidiary of DTE Energy, alleging that the 2008 and 2014 permits issued by EGLE did not comply with the Clean Air Act. In September 2020, the EPA issued another FOV alleging EES Coke's 2018 and 2019 SO2 emissions exceeded projections and hence violated non-attainment new source review permitting requirements. EES Coke evaluated the EPA's alleged violations and believes that the permits approved by EGLE complied with the Clean Air Act. EES Coke responded to the EPA's September 2020 allegations demonstrating its actual emissions are compliant with non-attainment new source review requirements. On June 1, 2022, the U.S. Department of Justice ("DOJ"), on behalf of the EPA, filed a complaint against EES Coke in the U.S. District Court for the Eastern District of Michigan alleging that EES Coke failed to comply with non-attainment new source review requirements under the Clean Air Act when it applied for the 2014 permit. In November 2022, the Sierra Club and City of River Rouge were granted intervention. On May 20, 2024, the court granted a motion allowing the DOJ to amend their complaint to add EES Coke's parent entities, including DTE Energy, as defendants. The parent entities were added in an attempt to share in any potential liability; there are no additional claims alleged. The EPA filed a motion for partial summary judgment on liability that was granted by the trial court on August 25, 2025. EES Coke sought certification for an interlocutory appeal to the Sixth Circuit Court of Appeals, which was denied on September 12, 2025. Trial was held on remedies and parent liability, and concluded on September 29, 2025. Final briefs were submitted in the case on December 5, 2025. On February 17, 2026, the trial court issued an order imposing a $100 million civil penalty on the defendants, including DTE Energy. The court also ordered the defendants to seek a permit for the installation of pollution controls and to establish and fund an action committee for community air quality improvement projects for an additional $20 million. DTE Energy accrued $112 million during the first quarter of 2026 to bring the total accrual for the order to $120 million as of September 30, 2026. The defendants will appeal this judgment and cannot predict the final outcome or additional financial impact of this matter.

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
REF Guarantees
DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its previously operated REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2026 was $201 million. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. The Registrants may also provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $63 million at September 30, 2026. Payments under these guarantees are considered remote.
The Registrants are periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with their operations. As of September 30, 2026, DTE Energy had $507 million of performance bonds outstanding, including $279 million for DTE Electric. Performance bonds are not individually material, except for a $124 million bond in support of DTE Vantage legal contingencies and $91 million of bonds supporting Energy Trading operations. These bonds are meant to provide counterparties with additional assurance that Energy Trading will meet its contractual obligations for various commercial transactions. The terms of the bonds align with those of the underlying Energy Trading contracts and are estimated to be outstanding approximately 1 to 3 years. In the event that any performance bonds are called for nonperformance, the Registrants would be obligated to reimburse the issuer of the performance bond. The Registrants are released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximately 4,650 represented employees, including DTE Electric's approximately 2,500 represented employees. This represents 49% and 58% of DTE Energy's and DTE Electric's total employees, respectively. Of these represented employees, approximately 56% have contracts expiring within one year for DTE Energy. Approximately 77% of the represented employees have contracts expiring within one year for DTE Electric.
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
In order to enforce their rights under the contract and parent guaranty, and to pursue appropriate damages, DTE Electric and Consumers filed a complaint against TAES and Toshiba in the U.S. District Court for the Eastern District of Michigan in 2022. TAES and Toshiba filed a motion to dismiss the complaint, along with an answer and counterclaims seeking approximately $15 million in damages related to payments allegedly owed under the parties' contract. The motion to dismiss the complaint was denied. The case against TAES went to trial before a jury and in December 2025, a jury returned a verdict in DTE Electric and Consumers' favor finding TAES breached its warranties and other contractual duties in overhauling Ludington. The jury awarded damages for TAES's breaches of contract, as well as liquidated damages for late completion of work. The jury rejected TAES' affirmative defenses and counterclaim. The Court entered an order granting DTE Electric and Consumers motion for entry of judgment during the third quarter of 2026. DTE Electric and Consumers submitted a proposed judgment to which TAES has filed objections. The Court denied TAES' request for post judgment relief. TAES is anticipated to appeal. The claim pending against Toshiba under the parent guaranty remains pending before the Court. DTE Electric cannot predict the financial impact or outcome of this matter.
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
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
	(In millions)
Three Months Ended September 30,
Service cost	$13	$12	$4	$4
Interest cost	53	54	15	15
Expected return on plan assets	(72)	(73)	(29)	(29)
Amortization of:
Net actuarial loss	24	22	—	—
Prior service credit	—	(1)	—	—
Net periodic benefit cost (credit)	$18	$14	$(10)	$(10)

	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025

Nine Months Ended September 30,
Service cost	$38	$36	$11	$11
Interest cost	158	162	45	46
Expected return on plan assets	(215)	(218)	(89)	(88)
Amortization of:
Net actuarial loss	73	66	1	1
Prior service credit	(1)	(1)	—	—
Net periodic benefit cost (credit)	$53	$45	$(32)	$(30)
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
DTE Energy's subsidiaries are responsible for their share of qualified and non-qualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in regulatory assets and liabilities, operation and maintenance expense, and capital expenditures were costs of $15 million and $12 million for the three months ended September 30, 2026 and 2025, respectively, and $45 million and $39 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts may include recognized contractual termination benefit charges, curtailment gains, and settlement charges.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
The following table details the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Service cost	$3	$2	$8	$8
Interest cost	11	11	34	34
Expected return on plan assets	(19)	(20)	(58)	(58)
Amortization of:
Net actuarial gain	(1)	(1)	(3)	(2)
Net periodic benefit credit	$(6)	$(8)	$(19)	$(18)
Pension and Other Postretirement Contributions
No contributions are currently expected for DTE Energy's qualified pension plans and no contributions are currently expected for DTE Energy's postretirement benefit plans in 2026. Plans may be updated at the discretion of management and depending on economic and financial market conditions. DTE Energy anticipates a transfer of up to $25 million of non-represented qualified pension plan funds from DTE Gas to DTE Electric during the fourth quarter of 2026 in exchange for cash consideration. In 2025, DTE Gas transferred $25 million of qualified pension plan funds to DTE Electric in exchange for cash consideration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Electric segment(a)	$18	$17	$53	$53
Gas segment	8	7	22	15
DTE Vantage segment	17	7	66	58
Energy Trading segment	40	44	129	134
	$83	$75	$270	$260
_______________________________________
(a)Inter-segment billing for the Electric segment relating to Non-utility operations includes $1 million for both the three months ended September 30, 2026 and 2025 and $3 million for both the nine months ended September 30, 2026 and 2025.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Profit (loss) financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Three months ended September 30, 2026
Operating Revenues — Utility operations	$2,081	214	—	—	$2,295	—	(25)	$2,270
Operating Revenues — Non-utility operations	$22	—	201	1,292	$1,515	—	(58)	$1,457
Depreciation and amortization	$431	59	15	1	$506	—	—	$506
Interest expense	$164	35	9	4	$212	128	(23)	$317
Interest income	$(3)	(2)	(25)	(1)	$(31)	(24)	23	$(32)
Equity earnings of equity method investees	$—	—	5	—	$5	—	—	$5
Other segment items (pre-tax)(b)	$1,073	161	159	1,257	$2,650	1	(83)	$2,568
Income Tax Expense (Benefit)	$(30)	(9)	(72)	8	$(103)	(4)	—	$(107)
Net Income (Loss) Attributable to DTE Energy Company	$468	(30)	110	23	$571	(101)	—	$470

Three months ended September 30, 2025
Operating Revenues — Utility operations	$2,037	209	—	—	$2,246	—	(23)	$2,223
Operating Revenues — Non-utility operations	$14	—	163	1,179	$1,356	—	(52)	$1,304
Depreciation and amortization	$390	59	15	—	$464	—	—	$464
Interest expense	$143	33	6	3	$185	104	(18)	$271
Interest income	$(2)	(3)	(21)	(1)	$(27)	(17)	18	$(26)
Equity earnings of equity method investees	$—	—	5	—	$5	—	—	$5
Other segment items (pre-tax)(b)	$1,028	171	141	1,133	$2,473	2	(75)	$2,400
Income Tax Expense (Benefit)	$(14)	(13)	(16)	11	$(32)	26	—	$(6)
Net Income (Loss) Attributable to DTE Energy Company	$506	(38)	33	33	$534	(115)	—	$419
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
Nine months ended September 30, 2026
Operating Revenues — Utility operations	$5,549	1,461	—	—	$7,010	—	(73)	$6,937
Operating Revenues — Non-utility operations	$73	—	628	4,796	$5,497	—	(197)	$5,300
Depreciation and amortization	$1,263	176	45	3	$1,487	—	—	$1,487
Interest expense	$470	105	23	13	$611	362	(62)	$911
Interest income	$(10)	(6)	(76)	(5)	$(97)	(61)	62	$(96)
Equity earnings of equity method investees	$—	1	11	—	$12	—	—	$12
Other segment items (pre-tax)(b)	$2,999	956	646	4,793	$9,394	6	(270)	$9,130
Income Tax Expense (Benefit)	$(56)	53	(117)	(2)	$(122)	(84)	—	$(206)
Net Income (Loss) Attributable to DTE Energy Company	$956	176	96	(6)	$1,222	(223)	—	$999

Nine months ended September 30, 2025
Operating Revenues — Utility operations	$5,173	1,401	—	—	$6,574	—	(65)	$6,509
Operating Revenues — Non-utility operations	$23	—	520	4,529	$5,072	—	(195)	$4,877
Depreciation and amortization	$1,152	168	44	3	$1,367	—	—	$1,367
Interest expense	$414	97	22	7	$540	297	(60)	$777
Interest income	$(6)	(9)	(62)	(6)	$(83)	(51)	60	$(74)
Equity earnings (losses) of equity method investees	$—	1	16	—	$17	(1)	—	$16
Other segment items (pre-tax)(b)	$2,716	918	434	4,413	$8,481	9	(260)	$8,230
Income Tax Expense (Benefit)	$(27)	52	(37)	28	$16	(39)	—	$(23)
Net Income (Loss) Attributable to DTE Energy Company	$947	174	103	84	$1,308	(215)	—	$1,093
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Other financial data of DTE Energy's business segments follows:

	Electric(a)	Gas	DTE Vantage	Energy Trading	Total Reportable Segments	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
September 30, 2026
Investment in equity method investees	$4	20	77	—	$101	11	—	$112
Capital expenditures and acquisitions	$3,486	583	40	3	$4,112	—	—	$4,112
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$42,583	9,267	2,729	1,105	$55,684	6,167	(4,257)	$57,594

December 31, 2025
Investment in equity method investees	$4	19	77	—	$100	22	—	$122
Capital expenditures and acquisitions	$3,892	661	80	6	$4,639	—	—	$4,639
Goodwill	$1,208	743	25	17	$1,993	—	—	$1,993
Total Assets	$39,370	8,987	2,426	1,313	$52,096	5,145	(3,175)	$54,066
_______________________________________
(a)The Electric segment consists principally of DTE Electric. Refer to the DTE Electric Consolidated Statements of Operations and the DTE Electric Consolidated Statements of Financial Position for the standalone DTE Electric amounts.
NOTE 15 — SUBSEQUENT EVENT
On November 1, 2026, DTE Energy entered into a definitive agreement to sell certain operations and assets of the DTE Vantage segment, including renewable gas recovery, wholesale power and renewables, and on-site energy projects, to institutional investors advised by the Global Infrastructure group at J. P. Morgan Asset Management, for approximately $3.0 billion, subject to customary purchase price adjustments. The retained Vantage operations primarily relate to coke operations. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close during the first half of 2027. Because the transaction had not closed as of the date these financial statements were issued, no gain has been recognized.

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$470	$419	$999	$1,093
Diluted Earnings per Common Share	$2.25	$2.01	$4.79	$5.26
The increase in Net Income Attributable to DTE Energy Company for the three months ended September 30, 2026 was primarily due to higher earnings in the DTE Vantage segment and Corporate and Other, partially offset by lower earnings in the Electric segment. The decrease for the nine-month period was primarily due to lower earnings in the Energy Trading segment, Corporate and Other, and the DTE Vantage segment, partially offset by higher earnings in the Electric segment.
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
DTE Energy plans to reduce the carbon emissions of its electric utility operations by greater than 60% by 2029, greater than 80% by 2033, and greater than 90% by 2035 from 2005 carbon emissions levels. DTE Energy plans to end its use of coal-fired power plants in 2032.
Additionally, as a result of legislation passed by the state of Michigan in 2023, DTE Energy will be required to meet a 100% Clean Energy Standard (CES) by 2040. Clean energy sources include renewables, nuclear, and natural gas-fired plants equipped with carbon capture and storage systems that are at least 90% effective in reducing carbon emissions to the atmosphere. The legislation also includes a Renewable Portfolio Standard (RPS) which requires 50% of an electric utility's sales to be from renewable sources by 2030 and 60% by 2035. In DTE Electric's recent Integrated Resource Plan filing, the company expects to achieve compliance with the CES and RPS. The company expects the share of electric sales covered by qualifying renewable energy to be 15% through 2029, 50% by 2030, and 60% by 2035. Additionally, the company expects to comply with the CES requirements with 80% of electric sales covered by qualifying clean or renewable energy by 2035 and 100% by 2040.
To achieve carbon reduction goals at the electric utility, DTE Energy will continue its transition away from coal-powered energy sources and is replacing or offsetting the generation from these facilities with renewable energy, natural gas-fired plants equipped with carbon capture storage systems, battery storage, increased capacity at our existing nuclear plant, and energy waste reduction initiatives. Refer to the "Capital Investments" section below for further discussion regarding DTE Energy's retirement of its aging coal-fired plants and transition to renewable energy and other sources. Over the long-term, DTE Energy is continuing to monitor and pursue the advancement of emerging technologies such as long-duration storage and small modular nuclear reactors, and how these technologies may support clean, reliable generation and customer affordability.

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
DTE Electric's capital investments over the 2027-2031 period are estimated at $39 billion, comprised of $12 billion for distribution infrastructure, $4 billion for base infrastructure, and $23 billion for cleaner generation including renewables.
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
DTE Gas' capital investments over the 2027-2031 period are estimated at $5.2 billion, comprised of $3.4 billion for base infrastructure and $1.8 billion for the gas renewal program, which includes main and service renewals, meter move-out, and pipeline integrity projects.
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
OUTLOOK
Over the coming years, DTE Energy and the broader energy sector are expected to undergo significant transformation. DTE Energy's strong utility base positions it well for long-term growth.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric segment	$468	$506	$956	$947
Gas segment	(30)	(38)	176	174
DTE Vantage segment	110	33	96	103
Energy Trading segment	23	33	(6)	84
Corporate and Other	(101)	(115)	(223)	(215)
Net Income Attributable to DTE Energy Company	$470	$419	$999	$1,093

ELECTRIC SEGMENT
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues
Utility operations	$2,081	$2,037	$5,549	$5,173
Non-utility operations	22	14	73	23
	2,103	2,051	5,622	5,196
Operating Expenses
Fuel and purchased power — utility	582	546	1,571	1,391
Fuel and purchased power — non-utility	10	3	28	3
Operation and maintenance	412	361	1,207	1,074
Depreciation and amortization	431	390	1,263	1,152
Taxes other than income	107	102	310	284
Asset (gains) losses and impairments, net	—	47	2	47
	1,542	1,449	4,381	3,951
Operating Income	561	602	1,241	1,245
Other (Income) and Deductions	123	110	341	325
Income Tax Benefit	(30)	(14)	(56)	(27)
Electric Segment Net Income Attributable to DTE Energy Company	$468	$506	$956	$947
Reconciliation of Electric Segment to DTE Electric Net Income	1	(1)	(6)	(3)
DTE Electric Net Income	$469	$505	$950	$944
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
Operating Revenues increased $52 million and $426 million in the three and nine months ended September 30, 2026, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of fuel and purchased power, are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Power Supply Cost Recovery	$79	$252
Implementation of new rates	77	177
Non-utility revenues(a)	9	51
Weather	57	36
Base sales / rate mix	(1)	26
Interconnection sales	(40)	(48)
Regulatory Mechanism — RPS	(115)	(61)
Other regulatory mechanisms and other	(14)	(7)
	$52	$426
______________________________
(a)The increase was primarily due to the acquisition of a non-utility business by DTE Sustainable Generation during the third quarter 2025.

Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands of MWh)
DTE Electric Sales
Residential	4,923	4,733	12,090	11,970
Commercial	4,536	4,480	12,314	12,278
Industrial	2,228	2,228	6,216	6,332
Other	43	43	132	138
	11,730	11,484	30,752	30,718
Interconnection sales	1,865	2,783	5,082	8,366
Total DTE Electric Sales	13,595	14,267	35,834	39,084

DTE Electric Deliveries
Retail and wholesale	11,730	11,484	30,752	30,718
Electric retail access	1,178	1,233	3,335	3,453
Total DTE Electric Sales and Deliveries	12,908	12,717	34,087	34,171
Fuel and purchased power — utility expense increased $36 million and $180 million in the three and nine months ended September 30, 2026, respectively. The increase in both periods was due to the following:

Three Months
(In millions)
Purchased power - higher prices and higher volumes primarily due to lower generation	$41
Higher transmission expenses	30
Nuclear fuel - lower consumption	(2)
Gas - lower prices partially offset by higher consumption	(8)
Coal - lower consumption and prices	(26)
Other	1
$36

Nine Months
(In millions)
Purchased power - higher prices and higher volumes primarily due to lower generation	139
Gas - higher consumption and prices	$108
Higher transmission expenses	56
Nuclear fuel - lower amortization due to refueling outage in 2026	(16)
Coal - lower consumption and prices	(110)
Other	3
$180

Fuel and purchased power — non-utility expense increased $7 million and $25 million in the three and nine months ended September 30, 2026, respectively. The increase in both periods was primarily due to the Electric segment acquisition of non-utility assets in the third quarter of 2025.
Operation and maintenance expense increased $51 million and $133 million in the three and nine months ended September 30, 2026, respectively. The increase in the third quarter was primarily due to higher distribution operations expense of $53 million (primarily due to higher storm restoration costs), higher RPS expense of $6 million, and higher uncollectible expense of $1 million, partially offset by lower plant generation expense of $12 million. The increase in the nine-month period was primarily due to higher distribution operations expense of $78 million (primarily due to higher storm restoration costs), higher plant generation expense of $11 million, higher benefits and other compensation of $11 million, higher RPS expense of $11 million, higher corporate support costs of $11 million, and higher uncollectible expense of $8 million.
Depreciation and amortization expense increased $41 million and $111 million in the three and nine months ended September 30, 2026, respectively. The increase in both periods was primarily due to higher depreciable base, including the 15-year amortization of the undepreciated Monroe plant balance which began in February 2025.
Taxes other than income increased $5 million and $26 million in the three and nine months ended September 30, 2026, respectively. The increase in the third quarter was primarily due to higher property taxes of $8 million, partially offset by lower payroll taxes of $3 million. The increase in the nine-month period was primarily due to higher property taxes of $21 million and higher payroll taxes of $2 million.
Asset (gains) losses and impairments, net decreased $47 million and $45 million in the three and nine months ended September 30, 2026, respectively. The decrease in both periods was primarily due to an accrual of $47 million in the third quarter of 2025 resulting from management's revisions to the timing and estimate of cash flows related to the decommissioning of Fermi 1.
Other (Income) and Deductions increased $13 million and $16 million in the three and nine months ended September 30, 2026, respectively. The increase in the third quarter was primarily due to higher net interest expense of $20 million, partially offset by higher AFUDC equity of $10 million. The increase in the nine-month period was primarily due to higher net interest expense of $50 million, partially offset by higher AFUDC equity of $33 million.
Income Tax Benefit increased $16 million and $29 million in the three and nine months ended September 30, 2026, respectively. The change in the third quarter was primarily due to lower earnings. The change in the nine-month period was primarily due to higher investment tax credits.
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
In March 2026, DTE Electric entered into a 1.0 gigawatt data center agreement. Generation and storage requirements related to this agreement are expected to increase capital expenditures by approximately $5.0 billion through 2032 which are included in DTE Electric's 5-year capital investment plan in the "Capital Investments" section above. DTE Electric secured MPSC approval in the fourth quarter of 2026.
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
On May 8, 2026, DTE Electric filed an application with the MPSC requesting a financing order to approve the securitization of $601 million of qualified costs primarily related to the net book value of the Belle River generating plant and tree trimming surge program costs. The MPSC issued a financing order on August 6, 2026 authorizing DTE Electric to proceed with the issuance of Securitization bonds for qualified costs up to $601 million. The financing order further authorized customer charges for the timely recovery of debt service costs on the Securitization bonds and other ongoing qualified costs. Securitization financing is expected to occur in the fourth quarter 2026.

GAS SEGMENT
The Gas segment consists principally of DTE Gas. Gas results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Utility operations	$214	$209	$1,461	$1,401

Operating Expenses
Cost of gas — utility	(7)	5	409	381
Operation and maintenance	141	142	451	447
Depreciation and amortization	59	59	176	168
Taxes other than income	28	27	102	97
	221	233	1,138	1,093
Operating Income (Loss)	(7)	(24)	323	308
Other (Income) and Deductions	32	27	94	82
Income Tax Expense (Benefit)	(9)	(13)	53	52
Net Income (Loss) Attributable to DTE Energy Company	$(30)	$(38)	$176	$174
Operating Revenues — Utility operations increased $5 million and $60 million in the three and nine months ended September 30, 2026, respectively. Revenues associated with certain mechanisms and surcharges, including recovery of the cost of gas, are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations. The increase in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Infrastructure recovery mechanism	10	30
Gas Cost Recovery	$(12)	$28
Midstream storage and transportation revenues	1	14
Normalized base sales	4	(2)
Regulatory mechanism — EWR	1	(9)
Other	1	(1)
	$5	$60
Revenue results are impacted by changes in sales volumes, which are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Bcf)
Gas Markets
Gas sales	8	7	96	97
End-user transportation	39	41	127	121
	47	48	223	218
Intermediate transportation	126	122	415	425
Total	173	170	638	643
Cost of gas — utility expense decreased $12 million and increased $28 million in the three and nine months ended September 30, 2026, respectively. The decrease in the third quarter was primarily due to lower cost of gas and a refund of excess transportation charges from prior periods, which drove negative cost of gas for the quarter. The increase in the nine-month period was primarily due to higher cost of gas of $33 million, partially offset by lower sales volumes of $5 million.

Operation and maintenance expense decreased $1 million and increased $4 million in the three and nine months ended September 30, 2026, respectively. The increase in the nine-month period was primarily due to higher uncollectible expense of $9 million, higher benefits and other compensation of $4 million, and higher corporate support costs of $3 million, partially offset by lower EWR expense of $9 million and lower merchant fees of $3 million.
Depreciation and amortization expense increased $8 million in the nine months ended September 30, 2026. The increase in the nine-month period was primarily due to higher depreciable base.
Taxes other than income increased $1 million and $5 million in the three and nine months ended September 30, 2026, respectively. The increase in the nine-month period was primarily due to higher property taxes.
Other (Income) and Deductions increased $5 million and $12 million in the three and nine months ended September 30, 2026, respectively. The increase in the third quarter was primarily due to higher net interest expense of $4 million. The increase in the nine-month period was primarily due to higher net interest expense of $11 million.
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
DTE Gas filed a rate case with the MPSC on November 13, 2025 requesting a net increase in base rates of $163 million based on a projected twelve-month period ending September 30, 2027, and an increase in return on equity from 9.8% to 10.25%. The net increase is based on a total revenue deficiency of $238 million, net of the IRM roll-in of $75 million. The requested net increase in base rates was primarily due to continued infrastructure investment and increasing operations and maintenance costs needed to ensure the continued safe and reliable delivery of natural gas to customers. On September 10, 2026 the MPSC issued an order approving an annual revenue increase of $149 million for services rendered on or after October 1, 2026 and a return of equity of 9.8%.

DTE VANTAGE SEGMENT
The DTE Vantage segment is comprised primarily of renewable energy projects that sell electricity and pipeline-quality gas and projects that deliver custom energy solutions to industrial, commercial, and institutional customers. DTE Vantage results and outlook are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Non-utility operations	$201	$163	$628	$520

Operating Expenses
Fuel, purchased power, and gas — non-utility	96	75	331	254
Operation and maintenance	70	68	324	198
Depreciation and amortization	15	15	45	44
Taxes other than income	3	4	12	13
Asset (gains) losses and impairments, net	1	3	2	1
	185	165	714	510
Operating Income (Loss)	16	(2)	(86)	10
Other (Income) and Deductions	(22)	(19)	(65)	(56)
Income Taxes
Expense	14	4	22	16
Tax credits	(86)	(20)	(139)	(53)
	(72)	(16)	(117)	(37)
Net Income Attributable to DTE Energy Company	$110	$33	$96	$103

Operating Revenues — Non-utility operations increased $38 million and $108 million in the three and nine months ended September 30, 2026, respectively. The increase in both periods was due to the following:

	Three Months	Nine Months
	(In millions)
Higher demand and prices in the Steel business	$20	$87
Higher sales in the Renewables business	13	9
New project in the On-site business	3	9
Other	2	3
	$38	$108
Fuel, purchased power, and gas — non-utility expense increased $21 million and $77 million in the three and nine months ended September 30, 2026, respectively. The increase in both periods was primarily due to the following:

	Three Months	Nine Months
	(In millions)
Higher demand and prices in the Steel business	11	66
Higher sales in the Renewable business	9	10
Other	1	1
	$21	$77
Operation and maintenance expense increased $2 million and $126 million in the three and nine months ended September 30, 2026, respectively. The increase in the nine-month period was primarily due to additional litigation penalties in the Steel business relating to the EES Coke judgment of $112 million and higher costs in the On-site business of $12 million.
Other (Income) and Deductions increased $3 million and $9 million in the three and nine months ended September 30, 2026, respectively. The increase in the third quarter was primarily due to higher interest income of $5 million associated with a new project in the On-site business. The increase in the nine-month period was primarily due to higher interest income of $14 million associated with a new project in the On-site business, partially offset by lower equity earnings of $4 million in the Renewables business.
Income Taxes — Expense increased $10 million and $6 million in the three and nine months ended September 30, 2026, respectively. The increase in the third quarter was primarily due to higher earnings and higher deferred tax expense related to the reduction in tax basis of property that generated ITCs. The increase in the nine-month period was primarily due to the non-deductible portion of the EES Coke judgment, partially offset by lower earnings.
Income Taxes — Tax credits increased $66 million and $86 million in the three and nine months ended September 30, 2026, respectively. The increase in the both periods was primarily due to higher production tax credits and higher investment tax credits generated in the Renewables and On-site businesses.
Outlook — The results above include operations which DTE Energy agreed to sell subsequent to September 30, 2026. Refer to Note 15 to the Consolidated Financial Statements, "Subsequent Event," for additional information

ENERGY TRADING SEGMENT
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Operating Revenues — Non-utility operations	$1,292	$1,179	$4,796	$4,529

Operating Expenses
Purchased power, gas, and other — non-utility	1,239	1,109	4,720	4,335
Operation and maintenance	17	24	68	74
Depreciation and amortization	1	—	3	3
Taxes other than income	1	—	5	4
	1,258	1,133	4,796	4,416
Operating Income	34	46	—	113
Other (Income) and Deductions	3	2	8	1
Income Tax Expense (Benefit)	8	11	(2)	28
Net Income (Loss) Attributable to DTE Energy Company	$23	$33	$(6)	$84
Operating Revenues — Non-utility operations increased $113 million and $267 million in the three and nine months ended September 30, 2026, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - ($18) primarily due to lower gas prices, ($2) settled financial hedges	$(20)
Unrealized MTM - $11 gains compared to ($31) losses in the prior period	42
Other realized gain (loss)	91
$113

Nine Months
(In millions)
Realized gas structured and gas transportation strategies - $416 primarily due to higher gas prices, ($74) settled financial hedges	$342
Unrealized MTM - ($116) losses compared to $110 gains in the prior period	(226)
Other realized gain (loss)	151
$267

Purchased power, gas, and other — non-utility expense increased $130 million and $385 million in the three and nine months ended September 30, 2026, respectively. The following tables detail changes relative to the comparable prior periods:

Three Months
(In millions)
Realized gas structured and gas transportation strategies - primarily lower gas prices	$(17)
Unrealized MTM - $12 losses compared to ($49) gains in the prior period	61
Other realized (gain) loss	86
$130

Nine Months
(In millions)
Realized gas structured and gas transportation strategies - primarily higher gas prices	$339
Unrealized MTM - ($43) gains compared to $97 losses in the prior period	(140)
Other realized (gain) loss	186
$385
Operation and maintenance expense decreased $7 million and $6 million in the three and nine months ended September 30, 2026, respectively. The decrease in both periods was primarily due to lower compensation costs.
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
Operating Income decreased $12 million for the three months ended September 30, 2026, which includes a $48 million unfavorable change in timing related gains and losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $19 million favorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Operating Income decreased $113 million for the nine months ended September 30, 2026, which includes a $47 million unfavorable change in timing related losses primarily related to gas strategies that will reverse in future periods as the underlying contracts settle. The decrease also includes a $32 million unfavorable change in timing related gains and losses primarily related to gas strategies that were recognized in previous periods and reversed in the current period as the underlying contracts settled.
Other (Income) and Deductions expense increased $1 million and $7 million in the three and nine months ended September 30, 2026, respectively. The increase in the nine-month period was primarily due to higher interest expense.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds certain investments, including investments supporting regional development and economic growth. The net loss of $101 million and $223 million for the three and nine months ended September 30, 2026, respectively, represents a decrease of $14 million and an increase of $8 million from the net loss of $115 million and $215 million in the comparable 2025 periods. The decrease in the third quarter was primarily due to effective tax rate adjustments and lower federal income taxes, including the $16 million impact from the One Big Beautiful Bill impact to the charitable contribution valuation allowance in the third quarter of 2025, partially offset by higher net interest expense. The increase in the nine-month period was primarily due to higher net interest expense, partially offset by lower federal and state income taxes, including the charitable contribution valuation allowance noted above, as well as the $14 million impact from the Illinois state tax law change in the second quarter of 2025.
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

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to operate the non-utility businesses, to retire and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2026 will be approximately $3.9 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and expenditures for non-utility businesses of approximately $6.8 billion in 2026. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment.
Refer below for analysis of cash flows relating to operating, investing, and financing activities, which reflect DTE Energy's change in financial condition. Any significant non-cash items are included in the Supplemental disclosure of non-cash investing and financing activities within the Consolidated Statements of Cash Flows, as applicable.

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	$250	$88
Net cash from operating activities	2,447	2,361
Net cash used for investing activities	(4,386)	(3,683)
Net cash from financing activities	1,766	1,313
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(173)	(9)
Cash, Cash Equivalents, and Restricted Cash at End of Period	$77	$79
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Net cash from operations increased by $86 million in 2026. The increase was primarily due to higher Depreciation and amortization and an increase in cash related to working capital items, partially offset by lower Net income and a decrease in cash related to Deferred income taxes.
The change in working capital items in 2026 was primarily due to increases in cash related to Inventories, Regulatory assets and liabilities, and Other current and noncurrent assets and liabilities, partially offset by a decrease in cash related to Accounts payable.

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
Net cash used for investing activities increased by $703 million in 2026 primarily due to an increase in utility plant and equipment expenditures, partially offset by the Acquisition, net of cash acquired in 2025 and lower Investment in notes receivable.
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
Net cash from financing activities increased by $453 million in 2026 primarily due to lower Redemption of long term debt and lower Short-term borrowings, net, partially offset by lower Issuance of long-term debt, net of discount and issuance costs.
Sources of Cash
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility businesses. Growth in the utilities is expected to be driven primarily by capital spending which will increase the base from which rates are determined. Further, the current tax laws allow for extended tax benefits for renewable technologies, including PTCs and ITCs. DTE Electric expects to continue to monetize these tax credits to generate cash flows in the near-term. DTE Energy expects long-term growth in sales related to vehicle electrification and data center load, but no significant impacts in the near-term.
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
In December 2025, DTE Energy filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which DTE Energy may sell, from time to time, up to an aggregate $1.5 billion of its common stock through an ATM program, including an equity forward sales component. As of September 30, 2026, DTE Energy has not issued any shares under the ATM program. During the first quarter of 2026, DTE Energy entered into various forward sale agreements under the ATM for 2.5 million shares at a weighted average forward price of $144.41, which includes expected sales commissions. During the second quarter of 2026, DTE Energy entered into various sale agreements under the ATM program for 1.2 million shares at a weighted average forward price of $141.96, which includes expected sales commissions. During the third quarter of 2026, DTE Energy did not enter into any equity forward sales agreements. For further discussion of the ATM program, see Note 9 to the Consolidated Financial Statements, "Long-Term Financings".

At the discretion of management and depending upon economic and financial market conditions, DTE Energy expects to issue up to $100 million of equity in 2026. DTE Energy anticipates these discretionary equity issuances to be made through contributions to the dividend reinvestment plan and/or employee incentive and benefit plans. DTE Energy has outstanding equity forward sale agreements with a maturity date of December 31 2026; it expects to extend the maturity date on these agreements to December 31, 2027.
Over the long-term, additional equity issuances averaging approximately $1 billion annually from 2027 through 2031 will be needed to support long-term growth. DTE Energy will continue to evaluate equity needs on an annual basis. DTE Energy currently expects its primary source of long-term financing to be the issuance of debt and is monitoring changes in interest rates and impacts on the cost of borrowing.
Uses of Cash
DTE Energy has $2.9 billion in long-term debt, including securitization bonds and finance leases, maturing within twelve months. Repayment of the debt is expected to be made through internally generated funds, the issuance of short-term and/or long-term debt.
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
Various subsidiaries and equity investees of DTE Energy have entered into derivative and non-derivative contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and environmental) and the provisions and maturities of the underlying transactions. As of September 30, 2026, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $370 million.
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

Liquidity
DTE Energy has approximately $2.5 billion of available liquidity at September 30, 2026, consisting primarily of cash and cash equivalents and amounts available under unsecured revolving credit agreements.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2025	$80
Reclassified to realized upon settlement	(216)
Changes in fair value recorded to income	122
Amounts recorded to unrealized income	(94)
Changes in fair value recorded in Regulatory liabilities	41
Amounts recorded in other comprehensive income, pre-tax	40
Change in collateral	39
Other	(3)
MTM at September 30, 2026	$103

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2029 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2026	2027	2028	2029 and Beyond	Total Fair Value
	(In millions)
Level 1	$(19)	$9	$3	$(7)	$(14)
Level 2	14	120	37	9	180
Level 3	17	(64)	(32)	7	(72)
MTM before collateral adjustments	$12	$65	$8	$9	94
Collateral adjustments					9
MTM at September 30, 2026					$103

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

The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2026:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$325	$—	$325
BBB+ and BBB	241	—	241
BBB-	1	—	1
Total Investment Grade	567	—	567
Non-investment grade(b)	17	—	17
Internally Rated — investment grade(c)	485	(11)	474
Internally Rated — non-investment grade(d)	54	(11)	43
Total	$1,123	$(22)	$1,101
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, credit spreads, and SOFR. As of September 30, 2026, DTE Energy had floating rate debt of $0.7 billion and a floating rate debt-to-total debt ratio of 2.6%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2026 and 2025 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DTE Energy transferred all of its fixed-rate long-term debt to other creditors.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2026	2025	2026	2025	Change in the Fair Value of
	(In millions)
Environmental contracts	$(7)	$(6)	$7	$6	Commodity contracts
Gas contracts	$7	$21	$(8)	$(21)	Commodity contracts
Power contracts	$6	$5	$(7)	$(5)	Commodity contracts
Interest rate risk — DTE Energy	$(1,048)	$(906)	$1,139	$967	Long-term debt
Interest rate risk — DTE Electric	$(618)	$(524)	$679	$569	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2026:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2026 — 07/30/2026	1,189	$143.05	—	—	—
08/01/2026 — 08/31/2026	2,789	$138.99	—	—	—
09/01/2026 — 09/30/2026	5,385	$124.10	—	—	—
Total	9,363		—
_______________________________________
(a)Primarily represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the market price at the vesting date.

Item 5. Other Information
c.During the quarter ended September 30, 2026, no DTE Energy directors or officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.1	Fifty-Seventh Supplemental Indenture dated as of September 1, 2026, to Indenture of Mortgage and Deed of Trust, dated as of March 1, 1944, between DTE Gas Company and Citibank, N.A., trustee (2026 Series D, E and F)	X

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.3	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.4	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.3	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.4	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibit incorporated by reference:

2.1	Purchase and Sale Agreement, dated as of November 1, 2026, by and between DTE Energy Company and Velocity BidCo LLC (incorporated herein by reference to Exhibit 2.1 to DTE Energy's Current Report on Form 8-K filed November 5, 2026)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	November 5, 2026
DTE ENERGY COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ TRACY J. MYRICK
Tracy J. Myrick Chief Accounting Officer
(Duly Authorized Officer)